Form 10QSB
period 1996-02-28
CONECTISYS CORP
filed 1996-07-12
CIK 790273

U.S. SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549

                         FORM 10-QSB
(MARK ONE)

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE
  SECURITIES EXCHANGE ACT OF 1934
           For the quarter ended February 28, 1996
                             or
[  ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES   EXCHANGE ACT OF 1934 [No Fee Required]

              Commission File Number 2-33-3560D

                   CONECTISYS CORPORATION
       (Name of small business issuer in its charter)

      Colorado                                  84-1017107
   (State or other                           (I.R.S. Employer
   jurisdiction of                          Identification No.)
  incorporation or
    organization)

  7260 Spigno Place
     Agua Dulce,                                   91350
     California
     (Address of                                (Zip Code)
      principal
 executive offices)

Issuer's telephone number: (805) 268-0305

Securities registered pursuant to Section 12(b) of the Act:
None
Securities registered pursuant to Section 12(g) of the Act:
None

  Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange
Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

  Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-QSB or any amendment to this Form 10-QSB. [X]

  State issuer's revenues for its most recent fiscal year: $0

  The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold on July 12, 1996 was $ 26,943,919. For purposes of the foregoing calculation only, all directors and executive officers of the registrant have been deemed affiliates.

  The number of shares outstanding of each of the issuer's classes of common equity, as of July 12, 1996, was 2,836,202.

                           PART I

                    FINANCIAL INFORMATION


Item 1.        Financial Statements

     The unaudited financial statements for the quarter ended February 28, 1996 are attached hereto.

     1. Unaudited Information. The information furnished herein was taken from the books and records of the Company but has not been audited. However, such information reflects all adjustments (consisting only of normal reoccurring adjustments) which are, in the opinion of the management, necessary to reflect properly the results of interim periods presented. The results of operations for the period ended February 28, 1996 are not necessarily indicative of the results to be expected for the new fiscal year ending November 30, 1996.

Item 2.   Management's Discussion and Analysis or Plan of
Operation

     (a)  Results of Operations

     Results of operations for the three month period ended
February 28, 1996.

     The Company is currently in the development stage and incurred a loss from operations of $756,580 or $.26 per share loss, for the three month period ended February 28, 1996. This significant increase in loss was due to a debt reduction through an equity conversion which resulted in a loss of $552,681 due to prior valuation of common stock.

     (b)  Liquidity and Capital Resources

     The Company has working capital of $468,256 on February28, 1996 compared with working capital of ($976,551) on November 30, 1995.

     The company has remained focused on its financing and capital arrangement activities to raise capital to aid in the completion its expansion in marketing and technological support to produce and sell its product line.




                           PART II

                      OTHER INFORMATION


Item 2.        Changes in Securities

     The President and CEO of the Company, Mr. Robert
Spigno, returned 338,270 shares of restricted common stock to the company which was issued for compensation. Mr.Spigno will retain his option to purchase the stock.

     800,000 shares previously issued as collateral for a loan to the Company was returned to the Company by S.W.
Carver Corp. and canceled in exchange for an option for restricted stock until such time as the loan to S.W. Carver
Corp. is repaid.

Item 5.        Other Information

     On January 2, 1996, S. W. Carver Corp. ("SWC") loaned the Company $50,000. The loan is payable on demand and the unpaid principal is due and payable December 15, 1996. The loan bore interest at the rate of 10% per annum. Subsequently interest has been waived to the $50,000 loan at the same time 800,000 restricted shares was issued for collateral to the $400,000 loan from SWC to Technilink. These 800,000 shares were returned to the Company and canceled in exchange for an option for restricted stock until such time as the loan is repaid.


      In June 1996, the Securities and Exchange Commission filed a complaint against Micheal Zaman and Smith, Benton and Hughes, Inc.("SBH") alleging, among other things, that Mr. Zaman and SBH engaged in a manipulative scheme to create the appearance of an active trading market in Conectisys common stock and artificially inflate the price of such stock during the period from February 28, 1996 to at least May 28, 1996. During the fiscal quarter ended February 28, 1996, the bid price for Conectisys common stock ranged from $ 6.125 to $ 12.00 per share, while during the quarter ended May 31, 1996, the bid price ranged from $ 10.87 to $ 20.625 per share. Conectisys has not been named as a party in this suit.


                         SIGNATURES

     In accordance with the requirements of the Exchange
Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Dated: July 12, 1996       Robert A. Spigno
                           ____________________________
                           Robert A. Spigno
                           President and Chief Executive Officer



CONECTISYS CORP.
Unaudited Consolidated Balance Sheet
ASSETS
Current Assets                        Unaudited           Audited
                                       Feb. 28,           Nov. 31,
                                         1995               1995

Cash                                    200,510              1911
Accounts Receivable                      24,150               -0-
Employee Advances                         -0-                 -0-
Other Current Assets                      -0-               7,947
Notes Receivable                      1,322,500         1,322,500
Stock Subscription Receivable             -0-              20,000
Intercompany Receivable                   -0-                 -0-
Accrued Interest Receivable               6,283               -0-
Allowance for Doubtful Accounts        (855,875)         (855,875)

Total Current Assets                    717,568           496,483

Fixed Assets

Furniture & Equipment                   127,801           121,734
Less Accumulated Depreciation            (2,520)              -0-
Building                                   -0-                -0-
Less Accumulated Depreciation              -0-                -0-
Vehicles                                   -0-                -0-
Capitalized R & D                       928,430               -0-
License\Trade Secrets                 1,250,000          2,178,430

Total Fixed Assets                    2,303,712          2,300,164

Other Assets                             17,633              4,500

Investments in Subsidiaries               1,500               -0-


Total Assets                          3,040,413          2,801,147


Liabilities and Shareholders' Equity

                                      Unaudited           Audited
                                       Feb. 28,           Nov. 31,
                                         1995               1995

Current Liabilities

Accounts Payable                        189,973             42,933
Other Current Liabilities                14,378             12,122
Intercompany Payable                       -0-                 -0-
Accuued compensation                     44,961              53,295
Accrued compensation Officers Stock        -0-                 -0-

Total Current Liabilities               249,312             108,350

Long Term liabilities                   794,195             898,059

Minority Interest                       108,646             120,569

Shareholders' Equity

Preferred Stock                          16,345              16,345
Common Stock                          6,002,505           5,031,834
Retained (Deficit) Current             (756,580)              -0-
Retained (Deficit) Prior              3,374,010           3,374,010

Total Shareholders' Equity            1,888,260           1,674,169

Total Liab. and Shareholders' Equity  3,040,413           2,801,147


CONECTISYS CORP.
Consolidated Statement of Operations
Feb-28-1996

                                      Unaudited         Inception Through
                                      combined           November 30,1995

Revenue                                    665                  -0-

Cost of Goods Sold

Materials, Supplies and Labor           60,751                 -0-

Total COGS                              60,751                 -0-

Gross Profit                           (60,086)                -0-

General and Administraive Expenses

Advertising                                985
Auto                                       511
Building Modification                      -0-
Commissions                                 17
Depreciation                               -0-
Employee Benifits                          -0-
Tool & Equipment                         3,926
Insurance                                  634
Contract Labor                          87,845
Legal and Accounting                     6,336
Licenses & Fees                            605
Other G&A Expenses                      13,150
Printing                                 5,690
Rent                                    12,684
Repairs & Maintenance                      855
Salaries                                 9,656
Stock Transaction loss                 552,681
Taxes-Other                                 85
Travel & Enterainment                   14,191

Total G&A Expenses                     709,851           2,306,496

Net Operating (Loss)                 (769,937)          (2,306,496)

Other Income (Expenses)

Miscellaneous Income                       -0-              (2,962)
Interest Income                         (1,434)                -0-
Interest Expense                           -0-              29,244

Minority Interest                       11,923               1,178

Net (Loss)                            (756,580)          2,331,870