Form 10QSB
period 1996-05-31
CONECTISYS CORP
filed 1996-07-22
CIK 790273

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington D.C.  20549

                                  FORM 10-QSB

(Mark One)

[X] Quarterly report pursuant to section 113 or 15(d)of the Securities Exchange Act of 1934

                       For the quarter ended May 31,1996

[ ] Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934 [no fee required]

                       Commission File Number 2-33-3560D

                                CONECTISYS CORP.
                (Name of small business issuer in its charter)

         Colorado                                         84-1017107
(state or other jurisdiction                            (I.R.S. Employer
Incorporation or Organization                         Identification No.)

7260 Spigno Place                                           91350
Agua Dulce, California
(Address of principal                                     (Zip Code)
executive offices

Issuer's telephone number: (805) 268-0305

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: None

     Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(b) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ ] Yes [X] No

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B Contained herein, and disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-QSB. [X]

State Issuer's revenues for it's most recent fiscal year: $ 0

    The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold on July 12, 1996 was $26,943,919. For the purpose of the foregoing calculation only, all directors and executive officers of the registrant have been deemed affiliates.

The number of shares outstanding of each of the issuer's classes of common equity, as of July 12, 1996 was 2,836,202

                                    PART 1

                             Financial Information

Item 1.   Financial Statements

        The unaudited financial statements for the quarter ended
        May 31,1996 are attached hereto.

Note 1. In the opinion of the management , the accompanying unaudited condensed financial statements reflect all adjustments (which include only normal recurring accruals) necessary to present fairly the Company's results of the Interim periods. The results of operations for the six months ended May 31, 1996 are not necessarily indicative of the results for the entire year.

Item 2.  Management's Discussion and Analysis  and Results of Operations

Results and Plan of  Operations

         Orders were placed at the end of the first quarter with the Company's subsidiary Primelink. Sales for the Company won't be realized until the third quarter ended August 31,1996

         The Company continues as a development stage company, and has incurred a loss of $ 340,838 or $ .13 per share in the second quarter as compared to a loss of $ 756,580 or $ .31 per share in the first quarter. Losses for the six month period total $ 1,097,418 or $ .41 per share. The loss in the first quarter is the result of stock issued as sweeteners for outstanding debt, resulting in an additional interest expense. Losses in the second quarter were increased by purchases of raw materials for work in progress to fill orders that were place with the Company's subsidiary Primelink.

Liquidity and Capital Resources

       The Company has negative working capital of $ 1,117,968 consisting of $ 37,724 current assets and $ 1,215,692 of current liabilities, compared to a negative working capital of $ 792,564 at the end of the first quarter and a negative working capital of $ 976,551 at year ended November 30, 1995.

       The Company remains focused on it's financing and capital requirements, and to continue to raise the capital necessary to complete it's growth in marketing and technological support to produce and sell it's product line.

                                    Part 2

Item 2  Changes in Securities

     On February 29 1996 the company issued 250,000 shares to an investor, these shares have subsequently been return to the treasury of the Company in July after the transaction by the investor was not completed. This transaction had no monetary effect on the Company.

     In March, 1996 300,000 shares that were issued to Hollywood Trenz in 1994 were returned. This transaction had no monetary effect on the Company.

     During the second quarter 3571 shares were issued for cash, and 267 shares were issued for services

Item 6   Exhibits and Reports on Form 8-K

     1.   Exhibit A - Financial Reports
     2.   Forms 8-K
               a) Filed 4/23/96
               b) Filed 5/1/96



                                  SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             Robert A. Spigno
Dated: July 19, 1996                    ____________________________
                              Robert A. Spigno
                              President and Chief Executive Officer
     CONECTISYS CORP.
     Unaudited Consolidated Balance Sheet
     May-31-1996

                                       May-31-1996          Nov-30-1995
                                        Unaudited             Audited

Assets

Current Assets
   Cash                                      31,441               1,911
   Accounts Receivable                          -0-                 -0-
   Stock Subscription Receivable                -0-               20,000
   Other Current Asset                        6,283                7,947

Total Current Assets                         37,724               29,858

Notes Receivable Net                        466,625              466,625
Property and Equipment Net                  172,335              121,734

Licenses and Technology                   2,178,430            2,178,430

Other Assets                                  4,500                4,500
Total Assets                              2,859,615            2,801,147
Liabilities and Shareholder equity
Current Liabilities
   Accounts Payable                         364,302               42,933
   Accrued Compensation                      44,961               53,295
   Notes Payable
     Related Party                          508,130              456,235
      Other                                 283,911              441,824
Other Current Liabilities                    14,388               12,122
Total Current Liabilities                 1,215,692            1,006,409

Minority Interest                            69,431              120,569
Shareholders Equity
    Preferred Stock - Class A
      1,000,000 Shares Authorized
      $ 1.00 Par Value, 16345 Issued
       and Outstanding"                      16,345              16,345
    Convertible Preferred Stock - Class B
      1,000,000 Shares"  Authorized,
       $1.00 Par Value, -0- Shares
       Issued and Outstanding"                  -0-                 -0-
    Common Stock - 250,000,000 Shares
      Authorized, No Par Value, 2,836,202
       Authorized Issued and Outstanding  6,029,574           5,031,834
    Accumulated Deficit During
      Developement Stage                 (4,471,428)         (3,374,010)
Total Shareholder Equity                  1,574,491           1,674,169
Total Liabilities and Equity              2,859,615           2,801,147





     CONECTISYS CORP.
     Condensed Statement of Operations (6 months ended)
     May-31-1996
                                                              December 1,1990
                                                            (Inception) through
                               May-31-1996        May-31-1995     May-31-1996
                                Unaudited           Unaudited
Costs and Expenses
   General and Administrative      710,925           92,670        1,902,135
   Bad Debt Write-offs                 -0-              -0-        1,115,286

Loss From Operations              (710,925)         (92,670)      (3,017,421)

Non-Operating Income (Expense)       2,727            5,028            5,419

Interest Expense                  (440,358)         (29,244)        (469,602)

Minority Interest                   51,138              -0-           52,316

Net Loss                        (1,097,418)        (116,887)      (3,429,288)

Weighted Average Shares
  Outstanding                    2,663,373          707,995
Net loss per share        $          (0.41)   $       (0.17)


     CONECTISYS CORP.
     Condensed Statement of Operations (3 months ended)
     May-31-1996

                              May-31-1996     May-31-1995
                               Unaudited       Unaudited

Revenues                            -0-             -0-

Costs and Expenses
  General and Administrative    413,074           24,966
  Bad Debt Write-offs               -0-              -0-

Loss From Operations           (413,074)         (24,966)

Non-Operating Income (Expense)    4,826            4,419

Interest Expense                (28,358)          (5,434)

Minority Interest                39,215              -0-

Net Loss                       (340,838)         (25,981)

Weighted Average Shares
  Outstanding                 2,663,373          707,995

Net loss per share          $     (0.13)    $      (0.04)











     CONECTISYS CORP.
     Condensed Statement of Cash Flows (6 months)
     May-31-1996

                                                            December 1,1990
                              May-31-1996    May-31-1995  (Inception) through
                                Unaudited     Audited          May-31-1996
Operating activities
   Net Income                  (1,097,418)      (116,887)         (3,429,288)
      Adjustments to reconcile
        net income (loss)to net
        cash Provided by (used in)
        operating activities:
Depreciation and amortization         -0-             -0-              1,270
Stock issued for sevices          107,069             -0-          1,029,783
Stock issued for Officer back pay 100,892             -0-            100,892
Stock issued for Interest         439,779             -0-            439,779

Minority interest                 (51,138)            -0-            (52,316)
Changes in operating assets and liabilities
     (Increase) decrease in assets
  Accounts Receivable                (419)            -0-                -0-
  Accrued interest                     -0-            -0-             (8,366)
  Deposits                             -0-          1,500             (4,500)
  Provision for possible losses        -0-            -0-            855,875
Increase (decrease) in Liabilities
  Accounts payable                 321,369            227            364,302
  Accrued interest                     -0-          5,434              9,951
  Accrued compensation              (8,334)        44,961
  Other current liabilities          2,266          5,434              4,437

Net cash provided by (used  in)
 operating activities             (185,934)      (104,292)           271,352

Investing activities
 Increase in notes receivable           -0-            -0-        (1,322,500)
 Costs of licenses                      -0-            -0-            (3,252)
 Purchase of Equipment               (6,254)         1,600           (32,689)

Net cash used in
 investing activities                (6,254)         1,600          (138,441)
Financing Activities
   Common Stock issuance            150,000         96,000           560,655
   Preferred Stock issuance              -0-            -0-            16,345
   Proceeds from debts
     Related party                  (55,148)         1,087
      Other                         126,866          5,317          1,454,500
   Contributed capital                  -0-            -0-                515
Net cash used in
 financing activities               221,718        101,317          2,033,102

Net Increase (decrease) in cash      29,530         (1,375)            31,441

Cash beggining of period
November 30, 1995                     1,911         19,318

Cash end of period
  May 31, 1996                       31,441         17,943







     CONECTISYS CORP.
     Statement of shareholder equity
     May-31-1996

                                 Preferred Stock                            Accumulated
                                    Class A           Common Stock             Deficit      Total
                                Shares      Amount   Shares      Amount

Balance  November 30,1995       16,345      16,345  2,591,387   5,031,834    (3,374,010)   1,674,169
12/4/95 Shares isssued for
 corporate officer back pay                             2,381       8,334
12/15/95 shares issued
 for services                                          30,000     105,000
2/8/96 Shares issued
 for debt repayment                                   200,000     612,000
2/9/96 Shares issued for
 Shares not listed with transfer agent                    900         -0-
2/16/96 Shares issued for
  corporate officer back pay                            1,113       3,443
2/16/96 Shares issued for
 corporate officer back pay                            28,805      89,115
2/26/96 Shares issued for cash                         27,778     152,779

Subtotal - activity
 12/1/95 - 2/28/96 (1st qtr)       -0-          -0-   540,977     970,671

Balance at 2/28/96              16,345       16,345 2,882,364   6,002,505    (4,130,590)   1,888,260

2/29/96 Shares issued and
  shares returned 7/18/96                             250,000        -0-
3/12/96 Shares returned from
 Hollywood Trenz                                     (300,000)       -0-
3/21/96 Issued shares for cash                          3,571     25,000
4/2/96 Shares issued for services                         267      2,069

Subtotal - activity
  2/29/96 - 5/31/96 (2nd)Quarter    -0-         -0-   (46,162)    27,069

Balance 5/31/96                  16,345      16,345 2,836,202  6,029,574     (4,471,428)    1,574,491