Form 10QSB/A
period 1996-02-28
CONECTISYS CORP
filed 1996-08-30
CIK 790273

U.S. SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549

                         FORM 10-QSB/A
(MARK ONE)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934
            For the quarter ended February 28, 1996
                              or
[  ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES   EXCHANGE ACT OF 1934 [No Fee Required]

               Commission File Number 2-33-3560D

                    CONECTISYS CORPORATION
        (Name of small business issuer in its charter)

      Colorado                                  84-1017107
   (State or other                           (I.R.S. Employer
   jurisdiction of                          Identification No.)
  incorporation or
    organization)

  7260 Spigno Place
Agua Dulce, California                             91350
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



Item 6   Exhibits and Reports on Form 8-K

     1.   Exhibit 27- Financial Data Schedule

                                  SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Robert A. Spigno
Dated: Aug 30, 1996                 ____________________________
                                          Robert A.Spigno
                                 President and Chief Executive Officer