Form 10QSB/A
period 1996-05-31
CONECTISYS CORP
filed 1996-08-30
CIK 790273

U.S. SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549

                         FORM 10-QSB/A
(MARK ONE)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934
            For the quarter ended May 31, 1996
                              or
[  ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES   EXCHANGE ACT OF 1934 [No Fee Required]

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