Form 10QSB
period 1996-08-31
CONECTISYS CORP
filed 1996-10-15
CIK 790273

U.S. SECURITIES AND EXCHANGE COMMISSION
                   Washington D.C. 20549

                        FORM 10-QSB
(Mark One)
[X] Quarterly report pursuant to section 113 or 15(d)of the Securities Exchange Act of 1934
          For the quarter ended August 31, 1996.

[ ] Transition report under section 13 or 15(d) ofthe Securities Exchange Act of 1934 [no fee required]

            Commission File Number  2-33-3560D
                       CONECTISYS CORP.
         (Name of small business issuer in its charter)

Colorado                                   84-1017107
(state or other jurisdiction            (I.R.S. Employer
Incorporation or Organization            Identification No.)

7260 Spigno Place                             91350
Agua Dulce, California
Address of principal                       (Zip Code)
executive offices

Issuer's telephone number: (805) 268-0305

Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act: None

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(b) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ ] Yes [X]No

Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B Contained herein,and disclosure will be contained, to the best ofregistrant's knowledge, in definitive proxy or information statements incorporated by reference in partIII of this Form 10-QSB. [X]

State Issuer's revenues for it's most recent fiscal year: $ 70,197

The aggregate market value of the voting stock held by non affiliates computed by reference to the price at which the stock was sold on August 31, 1996 was $15,517,212. For the purpose of the foregoing calculation only, all directors and executive officers of the registrant have been deemed affiliates. The number of shares outstanding of each of the issuer's classes of common equity, as of August 31, 1996 was 2,586,202

                               PART 1
                      Financial Information

Item 1.   Financial Statements

The unaudited financial statements for the quarter ended August 31, 1996 are attached hereto.

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations

Results and Plan of Operations

     Orders were placed at the end of the first quarter with the Company's subsidiary PrimeLink. Sales for the Company realized in the third quarter ended August 31,1996 were $ 70,197

   The Company continues as a development stage company, and has incurred a loss of $ 196,241 or $ .08 per weighted common share in the third quarter as compared to a loss of $ 28,107 or $ .03 per weighted common share in the third quarter of 1995. Losses for the nine month period ended August 31,1996 total
$ 1,270,276 or $.50 per weighted common share. Losses in this quarter were decreased by sales for completed contracts with the Company's subsidiary PrimeLink. Losses for the nine month period end August 31, 1995 were $ 144,951 or $ .014 per weighted common share.

  The General and Administrative costs rose from $120,890 for nine months at the end of the third quarter of 1995 to $822,368 through three quarters in 1996. The increase was due to expenses associated with the substantial progress of the Company's two subsidiaries PrimeLink and TechniLink. The Company's spinning out, of its subsidiary Creative Image Products,Inc. ("CIPI") during the fourth quarter of 1995 and the restructuring of the Company, had the effect of reducing a majority of the General and Administrative costs that were associated with CIPI during the nine months ended August 31, 1995.

  During the 9 months ended August 31,1996 the company recorded $ 552,825 in interest expense. The majority of this interest, $ 551,202 was due to stock transactions during the year. The largest stock transaction that involved an interest expense was the reduction of debt through the exercise of options. The options were given in the first quarter of 1995 when the debt was incurred by the company. This one transaction resulted in $ 412,000 toward interest expense. The difference in value between the option and the market value was considered as the interest to the transaction. The second largest interest expense was from the exercise of an option from an officer to reduce accrued compensation. The interest on these stock transactions is nonreoccurring.

   Donald Wallace the president of PrimeLink owns 20% of the stock in PrimeLink and Karl Elliott the President of TechniLink owns 20% of the stock of TechniLink, the Company's two subsidiaries, which is reflected in the minority interest section of the Financial Statements.

Liquidity and Capital Resources

     The Company has negative working capital of $ 1,396,759 consisting of $ 74,070 current assets and $ 1,470,829 of current liabilities, compared to a negative working capital of $ 483,799 at the end of the third quarter of 1995. The Company remains focused on its financing and capital requirements, and to continue to raise the capital necessary to complete its growth in marketing and technological support to produce and sell its product line.

   The Company in the early part of the fourth quarter has raised over $300,000 for operating expenses through the contributions of shareholders to the Company. Additionally, the Company is negotiating for both a debt and equity placements within the Company to support its future operations. This includes discussions with some of the Company's current customers of the Company's product lines.

   PrimeLink expects that its pilot project with Wilwire to be successfully completed in the fourth quarter of this year and that further long term contracts are likely in an expanded target base for both companies. PrimeLink is actively marketing their product lines to the utility and vending machine industries; additionally, PrimeLink is concentrating on the establishment of a distribution and service network and has had some discussions with Wilwire regarding their possible participation.

   TechniLink is concentrating its marketing efforts on a number of large petroleum refineries. Discussions are still continuing with Honeywell in an attempt to come to an agreement on a Joint Marketing and Development Agreement which could be completed either in the fourth quarter of this year or the first quarter of next year.

   The Company has neither made any commitments nor does it foresee the need to spend capital for any additional fixed assets at this time.

                            Part 2
               Item 2  Changes in Securities


   On August 20, 1996 the Company entered into an agreement to issued one million shares of common stock, and 300,000 shares of common stock as colateral to a loan. These shares are still in the treasury of the Company awaiting completion of the transaction by an investor. This transaction had no monetary effect on the Company in this quarter.

   On August 20, 1996 the Company entered in to an agreement with an investor for the possible placement of three million shares of common stock. This transaction has had no monetary effect on the Company this quarter

   On July 25, 1996 the Company entered into an agreement to issue six (6) million shares of common stock as colateral for a loan with an investor, these shares are still in the treasury of the Company awaiting completion of the transaction by the investor. This transaction has had no monetary effect on the Company in this quarter.

   During the third quarter 250,000 shares of common stock were returned to the treasury of the Company. The return of these shares had no monetary effect on the Company in the third quarter ended August 31,1996.

Item 6   Exhibits and Reports on Form 8-K

          1.   Exhibit A - Financial statements

          2.   Exhibit 27- Financial data schedule

          3.   Reports on Form 8-K
               a) Filed 6/27/96

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Robert A. Spigno                        Robert A. Spigno
Dated: October 15, 1996                ____________________________
                                        Conectisys Corp.
                                        Robert A. Spigno
                                        President and Chief Executive Officer




CONECTISYS CORP.
Unaudited Consolidated Balance Sheet
Aug.-31-1996
                                Aug.-31-1996     Aug.-31-1995     Nov.-30-1995
                                 Unaudited         Unaudited          Audited
Assets
Current Assets
 Cash                               42,429             11644             1,911
 Accounts Receivable                25,357               -0-               -0-
 Stock Subscription Receivable         -0-               -0-            20,000
 Other Current Asset                 6,283               -0-             7,947

Total Current Assets                74,070            11,644            29,858

 Notes Receivable Net              466,625           270,694           466,625
 Property and Equipment Net        173,386            23,895           121,734
 Licenses and Technology         2,178,430               -0-         2,178,430
 Other Assets                       38,211             4,818             4,500

Total Assets                     2,930,722           311,051         2,801,147

Liabilities and Shareholder equity

Current Liabilities
 Accounts Payable                  624,697            18,448            42,933
 Accrued Compensation               44,961               -0-            53,295
 Notes Payable
        Related Party              514,230               -0-           456,235
        Other                      282,595           466,824           441,824
Other Current Liabilities            4,346            10,171            12,122

Total Current Liabilities        1,470,829           495,443         1,006,409

Minority Interest                   58,259               -0-           120,569

Shareholders Equity

Preferred Stock - Class A 1,000,000
 Shares Authorized $ 1.00 Par Value,
 16345 Issued and Outstanding       16,345            16,345            16,345

Convertible Preferred Stock
 Class B 1,000,000 Shares Authorized,
 $1.00 Par Value, -0- Shares Issued
 and Outstanding                       -0-               -0-               -0-

Common Stock 250,000,000 Shares
Authorized, No Par Value, 2,586,202
Authorized Issued and Outstanding 6,029,574         1,205,810        5,031,834
Accumulated Gain (Deficit)
 During Development Stage        (4,644,286)       (1,406,547)      (3,374,010)

Total Shareholder Equity          1,401,634          (184,392)       1,674,169

Total Liabilities and
 Shareholders Equity              2,930,722           311,051        2,801,147

CONECTISYS CORP.
Statement of Operations (9 Months)
Aug.-31-1996

                                                               December 1,1990
                                                           (Inception) through
                         Aug.-31-1996        Aug.-31-1995        Aug.-31-1996
                          Unaudited            Unaudited           Unaudited
Revenues                      70,197                 -0-                70,197

Cost of Goods Sold            30,276                 -0-                30,276

Gross Profit                  39,921                 -0-                39,921

General and Administrative   822,368             120,890             2,013,578
Bad Debt Write-offs              -0-                 -0-             1,115,286

Loss From Operations        (782,447)           (120,890)           (3,088,943)
NonOperating
 Income (Expense)              2,687                 828                 5,379
Interest Expense            (552,825)             24,889              (523,581)

Minority Interest             62,310                 -0-                63,488

Net Loss                 ($1,270,276)          ($144,951)          ($3,602,146)

Weighted Average Shares
 Outstanding               2,544,839           1,072,998

Net (loss) per share      $    (0.50)         $    (0.14)

CONECTISYS CORP.
Condensed statement of operation(3months ended)
Aug 31, 1996

                            Aug. 31, 1996    Aug. 31, 1995
                              Unaudited        Unaudited

Revenues                       70,197                -0-

Cost of goods sold             30,276                -0-

Gross profits                  39,921                -0-

Cost and expenses
  General and administrative  252,100             28,262
  Bad debt write-offs             -0-                -0-

Gain (loss) from operations  (212,179)           (28,262)

Non-operating income
 (expense)                        -0-                -0-

Interest income(expense)          (872)              155

Minority interest              16,809                -0-

Net Loss                   ($196,241)           ($28,107)

Weighted Average Shares
 Outstanding                2,544,839           1,072,998
Net loss per share        $     (0.08)         $    (0.03)

CONECTISYS CORP.
Condensed Statement of Cash Flows (9 Months Ended)
Aug.31, 1996
                                                               December 1,1990
                           Aug.-31-1996      Aug.-31-1995    (Inception)through
                            Unaudited          Unaudited        Aug. 31, 1996
Operating activities

Net Income (loss)           (1,270,276)         (144,951)           (3,602,146)
Adjustments to reconcile net
 income (loss)to net cash
  Provided by (used in) operating activities:

Depreciation and amortization      -0-               946                 1,270
Stock issued for services       96,538           727,000             1,019,252
Stock issued for
 interest (see Item 2
  Paragraph 4)                 551,202               -0-               551,202
Minority interest              (62,310)              -0-               (63,488)

Changes in operating assets and liabilities
(Increase) decrease in assets
Accounts receivable             (5,357)              -0-                (4,938)
Accrued interest                    -0-          (25,065)               (8,366)
Deposits                            -0-               -0-                 (450)
Provision  for possible losses      -0-               -0-              855,875

Increase (decrease) in liabilities
Accounts payable                581,764             5,542              624,697
Accrued interest                    -0-               -0-                9,951
Accrued compensation             (8,334)              -0-               44,961
Other current liabilities        (7,776)            5,654               (5,605)

Net cash provided by (used in)
 operating activities          (124,548)          569,126              332,738

Investing activities

Increase in notes receivable        -0-        (1,322,500)          (1,322,500)
Costs of licenses                   -0-               -0-               (3,252)
Purchase of equipment           (51,652)           (3,281)             (78,087)

Net cash from (used) in
investing activities            (51,652)       (1,325,781)            (183,839)

Financing Activities

Common Stock issued for cash    150,000           305,000              560,655
Dividends received                  -0-               -0-                  -0-
Preferred Stock issuance            -0-               -0-               16,345
Proceeds from debts
 Related party                   41,958           216,768               98,193
 Other                           24,761           (67,176)           1,352,395
Contributed capital                 -0-               -0-                  515

Net cash from (used)
 in financing activities        216,719           454,592            2,028,103

Net Increase (decrease)
 in cash                         40,518          (302,063)
Cash beginning of
 period                           1,911           313,707
Cash end of period               42,429            11,644               42,429
Non Cash Activities
Common stock issued
 for debt reduction             200,000           862,000

CONECTISYS CORP.
Statement of shareholder equity
Aug.-31-1996

                                   Preferred Stock                                      Accumulated
                                       Class A                   Common Stock             Deficit            Total
                                  Shares         Amount        Shares         Amount
Balance December 31,1990
 (re-entry development stage)         -0-           -0-         212,188       1,042,140    (1,042,140)
5/31/93 Shares issued for cash        -0-           -0-          20,000           1,000           -0-          1,000
5/31/93 Capital contribution          -0-           -0-          40,000             515           -0-            515
3/26/93 Shares issued for
   services                           -0-           -0-          40,000             500           -0-            500
3/26/93 Shares issued for
 services                             -0-           -0-          24,000             600           -0-            600

Net (loss) for the year ended
 November 30,1993                     -0-           -0-             -0-             -0-         (5,459)        (5,459)
Balance, November 30, 1993            -0-           -0-         336,188       1,044,775     (1,047,599)        (2,844)

5/1/94 Shares issued for
 Services                             -0-           -0-          48,000           3,000            -0-          3,000
9/1/94 Shares issued for
 cash                                 -0-           -0-         355,426          23,655            -0-         23,655
9/15/94 Shares issued for
 services                             -0-           -0-         173,986          11,614            -0-         11,614
9/26/94 Shares issued for
 cash                                 -0-           -0-          60,000          15,000            -0-         15,000
10/6/94 Shares issued for
 cash                              16,345        16,345             -0-             -0-            -0-         16,345
September and October Shares
 issued for Cash                      -0-           -0-          26,400          33,000            -0-         33,000

Net (loss) for the year
 ended November 30, 1994              -0-           -0-              -0-            -0-        (32,544)       (32,544)

Balance, November 30, 1994         16,345         16,345       1,000,000      1,131,024     (1,080,143)        67,226


2/13/95 Shares issued for
 cash                                 -0-            -0-          23,200        232,000          -0-        232,000
2/13/95 Shares issued for
 debt repayment                       -0-            -0-          40,800        408,000          -0-        408,000
2/20/95 Shares issued for
 debt repayment                       -0-            -0-          95,562        477,810          -0-        477,810
2/95 Acquisition of assets
CIPI                                  -0-            -0-         575,000      1,950,000          -0-       1,950,000
4/5/95 Acquisition of
 assets                               -0-            -0-         300,000            -0-          -0-             -0-
April & May 1995 Shares
 issued for cash and
   services                           -0-            -0-         320,000        800,000          -0-         800,000
6/1/95 Shares issued for
 cash                                 -0-            -0-          10,000         30,000          -0-          30,000
9/26/95 Shares issued for
 acquisition of assets and
  services                            -0-            -0-          80,000        200,000          -0-         200,000
9/28/95 Shares issued for
 cash                                 -0-            -0-             825          3,000          -0-           3,000
9/95 Acquisition of assets            -0-            -0-         700,000      1,750,000          -0-       1,750,000
9/95 Return of assets,
 CIPI                                 -0-            -0-        (554,000)    (1,950,000)         -0-      (1,950,000)

Net (loss) for the year
 ended November 30, 1995              -0-            -0-             -0-            -0-     (2,293,867)   (2,293,867)

Balance, November 30, 1995         16,345         16,345       2,591,387      5,031,834     (3,374,010)    1,674,169

12/4/95 Shares issued for
corporate officer back pay            -0-            -0-           2,381          8,334          -0-           8,334
12/15/95 shares issued for
 services & interest                  -0-            -0-          30,000        105,000
2/8/96 Shares issued for
 debt repayment with option
 & Interest                           -0-            -0-         200,000        612,000          -0-         612,000
2/9/96 Shares issued for
Shares not listed with
transfer agent                        -0-            -0-             900            -0-          -0-             -0-
2/16/96 Shares issued for
 corporate officer back pay           -0-            -0-           1,113          3,443          -0-           3,443
2/16/96 Shares issued for
 corporate officer back pay
  with option                         -0-            -0-          28,805         89,115          -0-          89,115
2/26/96 Shares issued for
 cash,                                -0-            -0-          27,778        152,779          -0-         152,779
2/29/96 Shares issued,
 shares returned 7/18/96              -0-            -0-         250,000            -0-          -0-             -0-
3/12/96 Shares returned
 from Hollywood Trenz                 -0-            -0-        (300,000)           -0-          -0-             -0-
3/21/96 Issued shares for
 cash                                 -0-            -0-           3,571         25,000          -0-          25,000
4/2/96 Shares issued for
 services, above market               -0-            -0-             267          2,069          -0-           2,069
7/18/96 returned shares
 no monetary effect
 reflect on transction
 of 2/29/96                           -0-            -0-        (250,000)           -0-          -0-             -0-

Balance 8/31/96                    16,345         16,345       2,586,202      6,029,574   (4,644,286)      1,401,633


                       Financial Statements

Basis of presentation

  The accompanying consolidated financial statement include the transactions ofConectisys (the "Company") (formerly BDR Industries,Inc. and formerly Coastal Financial Corp.) and its 80% owned subsidiaries TechniLink Technology and Manufacturing, Inc. (TechniLink) and PrimeLink, Inc.(PrimeLink). All material intercompany transactions have been eliminated in the accompanying consolidated financial statements.

Development stage company

   The company returned to the development stage company in accordance with SFAS No 7 on December 1, 1990 and is still in process with its two subsidiaries in developing its technology and product lines.

Cash equivalents

   For the financial accounting purposes and the statement of cash flows, cash equivalents include all highly liquid debt instruments with original maturities of three months or less.

Property and equipment

Property and equipment are recorded at cost. Office Equipment is considered to have a useful life of 5-7 years

Net loss per common Share

Net loss per common share is based on the weighted average number of common and common equivalent shares outstanding for the periods presented. Common equivalent shares representing the common shares that would be issued on exercise of convertible securities.

Stocks issued for non cash consideration

   Shares of the Company's no par value common stock issued in exchange for goods services are valued at the cost of the goods sold or services received or at the market value of the shares issued depending on the ability to estimate the value of the goods or services received.

Estimates

The preparation of the financial statements in conformity with generally accepted accounting principals requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates

Note 1.
In the opinion of the management , the accompanying unaudited condensed financial statements reflect all adjustments (which include only normal recurring accruals) necessary to present fairly the Company's results of the Interim periods. The results of operations for the nine months ended August 31, 1996 are not necessarily indicative of the results for the year ended November 30, 1996.

Note 2
On July 25,1996 the Company agreed to issue 6 million shares of common stock for investment with Avonni Holdings Corp. The transaction has not been completed, and stock is still considered part of the treasury

Note 3
On August 20,1996 The Company agreed to issue 1,000,000 shares of common stock and 300,000 shares of common stock issued to Conectisys and Savoia Corporation respectively and are to be be held in the same account as collateral to a loan. This transaction is not complete and shares are still considered as part of the Company's treasury

Note 5
On August 26, 1996 the Company agreed to the possible sale of 3 million shares of restricted common stock all unsold shares to be returned to the Company treasury after approximately 90 days marketing firm requested consecutive numbering to facilitate placements

Note 6
   These shares have been issued from the transfer agent but have not been paid for in full at the third quarter ended August 31, 1996 and are still in the company treasury and are not counted in any calulations ofearning or values