Form 10QSB/A
period 1996-08-31
CONECTISYS CORP
filed 1996-11-07
CIK 790273

U.S. SECURITIES AND EXCHANGE COMMISSION
                         Washington D.C. 20549

                             FORM 10-QSBA
(Mark One)
[X] Quarterly report pursuant to section 113 or 15(d)of the Securities
Exchange Act of 1934
          For the quarter ended August 31, 1996.

[ ] Transition report under section 13 or 15(d) of  the Securities
Exchange
Act of 1934 [no fee required]

                  Commission File Number  2-33-3560D
                           CONECTISYS CORP.
            (Name of small business issuer in its charter)
Colorado                                                 84-1017107
(state or other jurisdiction                  EmployerIncorporation or
                                           Organization Identification No.)

7260 Spigno Place                                        91350
Agua Dulce, California
Address of principal                                   (Zip Code)
executive offices

Issuer's telephone number: (805) 268-0305

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: None

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(b) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ]No

Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B Contained herein, and disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-QSB. [X]

State Issuer's revenues for it's most recent fiscal year: $ 70,197

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

Robert A. Spigno                               Robert A. Spigno
Dated: November 7, 1996                ____________________________
                                       Conectisys Corp.
                                       Robert A.Spigno
                                       President and Chief Executive Officer