Form 10KSB
period 1996-11-30
CONECTISYS CORP
filed 1997-03-17
CIK 790273

U.S. SECURITIES AND EXCHANGE
             COMMISSION Washington, D.C. 20549
                     FORM 10-KSB
(MARK ONE)

[X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required] For the fiscal year ended November 30, 1996
                              or
[  ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES   EXCHANGE ACT OF 1934 [No Fee Required]
    For the transition period from _______ to ______

            Commission File Number 2-33-3560D

               CONECTISYS CORPORATION
     (Name of small business issuer in its charter)

      Colorado                              84-1017107
   (State or other                     (I.R.S. Employer
   jurisdiction of                     Identification No.)
incorporation or
    organization)

  7260 Spigno Place
     Agua Dulce,                                   91350
     California
     (Address of                                (Zip Code)
      principle
 executive offices)

Issuer's telephone number: (805) 268-0305

Securities registered pursuant to Section 12(b) of the
Act: None Securities registered pursuant to Section 12(g) of the Act: None

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

  Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part
III of this Form 10-KSB or any amendment to this Form 10-
KSB. [X]

State issuer's revenues for its most recent fiscal year:$ 111,163

 The aggregate market value of the voting stock held by non affiliates computed by reference to the price at which the stock sold on January 14, 1997, was $11,241,770.
For purposes of the foregoing calculation only, all directors and executive officers of the registrant have been deemed affiliates.

 The number of shares outstanding of each of the issuer's
classes of common equity, as of January 14, 1997, was
2,775,729

                          PART I

Item 1.     Description of Business

 General

  Conectisys Corporation, formerly known as BDR
Industries, Inc. (the Company ), was incorporated on
February 3, 1986, in Colorado. In November 1995, the name of the Company was changed to Conectisys Corporation.
For several years prior to 1994, the Company was a shell corporation with no assets and no revenues. Originally, the Company was engaged in the manufacture of yachts but that business ultimately was unsuccessful. Creditors foreclosed on the assets of the Company in lieu of foreclosure on the Company.

  During 1995, the Company's only operations consisted of Creative Image Products, Inc., a wholly owned subsidiary acquired in 1994 that manufactured organic insecticide. The Company invested in substantial improvements to the factory and equipment, but sales anticipated for fiscal 1995 did not occur. Management of Creative Image Products requested that the Company unwind its acquisition of Creative Image Products by the Company due to the financial needs of Creative Image
Products. The Board of Directors of the Company agreed.
Creative Image Products signed a promissory note in the amount of $1,302,500 for the funds previously advanced to Creative Image Products by the Company.
In September 1995, the Company purchased 80% of the outstanding stock of TechniLink, Inc., a California corporation (TechniLink), and 80% of the outstanding stock of PrimeLink, Inc., a Kansas corporation
(PrimeLink), in exchange for an aggregate of 200,000 shares of common stock in the Company. As a result, TechniLink and PrimeLink became subsidiaries of the Company.

  TechniLink has developed the Cube 2001 series for the monitoring and controlling of various devices in the petroleum and gas industry.

  PrimeLink has developed a product line that uses cutting edge communications to assist in the monitoring of meters for utility companies and the petroleum industry. This technology, while eliminating the need for a meter reader, is more significant in enabling the utility companies to utilize energy conservation and, in the case of power companies, rerouting of electrical power to areas where it is needed. The devices are also in use in vending machines to monitor sales and functions of the vending machine without the physical inspection usually needed.

Business and Products of PrimeLink

  Government regulation and the need to lower operational costs are requiring many businesses to acquire operating information from widespread or mobile operations. The cost of the computer equipment to acquire the data is only part of the overall costs. Communication equipment capital cost and recurring charges are often higher than the cost of the computer.

An opportunity exists to combine a reliable low-cost communications technology with proven remote data monitoring to provide a unique solution to these cost sensitive, data acquisition opportunities. The key technologies are narrowband PCS, which has been developed by Mtel Corporation for two-way paging, and data communications protocol conversion for pipeline control systems. PrimeLink and Mtel's SkyTel business unit have agreed to jointly market narrowband-PCS data acquisition solutions.

  Potential applications are numerous, including electric and gas utility meters; pipeline gas flow measurement;
vending machine monitoring; and transportation monitoring and tracking are just some of the potential applications of the technology. PrimeLink proposes to enter the market with a gas pipeline product (about 600,000 unit market) because of the experience of the principals of PrimeLink, but the electricity meter market (over 65 million unit market) is being aggressively pursued as PrimeLink establishes itself.
 The key concept behind PrimeLink's business is the unique combination of existing technologies to provide low cost monitoring and control equipment combined with low cost communications for sites where real-time monitoring is not required. The monitoring and control products will be based on an industry-leading data acquisition software kernel. The benefit of using this kernel is that it is well proven and already supports a wide range of industry communication protocols.

PrimeLink's current product line consists of the following:

       TransComm-     This product provides two-way
access to SkyTel 2 Way networks which provides
inexpensive data transfer services for small amounts of
data.  TransComm is ideal for applications where small
amounts of data (about 128 bytes per day) are required
infrequently, such as electric utility meter reading, gas
utility meter reading, pipeline gas flow measurement,
pipeline cathodic protection monitoring, pipeline leak
detection monitoring, transpiration diagnostic and
location monitoring, etc.
       UtiliComm-     This product comprises a TransComm
unit with a single board computer (or remote terminal
unit (RTU)) connected to the electric or gas meter and to
the narrowband PCS transceiver.  The RTU will include
programming to monitor the meter, calculate energy usage
and send the data to the utility company on a regular
schedule and in a data format which is compatible with
their central computer system.
       LiquiComm-     This product comprises a TransComm
unit with a single board computer (the same board used in
the UtiliComm unit) connected to the oil, water, or other
liquid meter and to the narrowband PCS transceiver.  The
RTU will include programming to monitor the meter,
calculate liquid flow based on pulse inputs programming
to monitor the meter, calculate liquid flow based on
pulse inputs from the meter and send the data to the
owner/operator on a regular schedule and in a data format
which is compatible with their central computer system.
       FloComm-  This product comprises a TransComm unit
with a single board computer (the same as the UtiliComm
RTU except for the addition of three analog inputs)
connected to the gas flow measurement orifice run and to
the narrowband PCS transceiver. The RTU will include
programming to monitor the meter, calculate gas flow and
send the data to the owner/operator on a regular schedule
and in a data format which is compatible with their
central computer system.
       PrimeServer-   In order to simplify integration of
the PrimeLink data into a customer's system, we will provide a gateway product called PrimeServer which handles all network interaction and delivers the data to the customer in the optimum protocol and physical interface, i.e., MODBUS over Ethernet. PrimeServer may be located at the customer's site or at Mtel's Networking
Operating Center (NOC).

  Although the standard package is small, low-powered and very cost-effective, PrimeLink will offer options which are designed to provide flexible, customer orientated solutions.

Initial marketing efforts will be concentrating on launching FloComm. The primary reason for this approach is the experience the key personnel have in the gas pipeline market. The market is a niche market compared to remote electric meter reading and has therefore not attracted the interest of giants such as AT&T.

  The target market for FloComm is replacement of mechanical chart recorders (MCR) on gas pipelines. Some
600,000 sites have been identified by the Gas Research
Institute.

  On February 15, 1996, PrimeLink entered into a Joint
Marketing and Development Agreement (Agreement) with
SkyTel Corp. pursuant to which PrimeLink agreed to customize and develop a paging technology based receiver for use in connection with SkyTel's two-way wireless messaging services and system (the SkyTel Network) and both parties agreed to assist each other in the marketing of the PrimeLink product and the SkyTel Network. The
Company believes that the joint marketing of its product with the SkyTel System could have significant potential for the Company. However, the Agreement does not require any purchases of the PrimeLink product by SkyTel, and may not necessarily result in any significant revenues for the Company. The Agreement is for a two-year term, and will automatically renew for additional one-year terms until terminated by either party.

  On February 16, 1996, PrimeLink received an order from
SkyTel for the production of 1,000 serial interface board units to be utilized by Coca Cola. Although the revenues to be received by the Company from this order are not material, the Company is hopeful that additional orders will be received for the units. To date, however, no other orders have been received, and there can be no assurance that there will be any additional orders. The above mentioned order from SkyTel, was transferred in April of 96, Coca Cola requested that PrimeLink sell and consult directly to them.

  In June of 1996, PrimeLink signed a pilot project with Wiltech a division of Williams Natural Gas. The total value of this project is approximately 1.8 million dollars. The initial Flowcomm units for this pilot were installed in November and are transmitting data very successfully.

  In November 1996 PrimeLink delivered its first
UtiliComm units to Transdata. These units are the first for electric meters from PrimeLink. Transdata supplies
Enron Corp. with these meters. To date, other orders have been received, but of no significant dollar value and there can be no assurance that there will be any additional orders.
Business and Products of TechniLink
  TechniLink Technology Manufacturing, Inc.
(TechniLink) is a multifaceted corporation who provides products and services for the Industrial Automation
Market. The products consist of hardware and software to ensure an industrial plant's ability to automate more efficiently.
  For many years people have opened and closed valves manually in the petrochemical and utility industries. In some cases, they still do. In most modernized industrial plants today, MOVs, AOVs and motors have replaced people.
This process is called Industrial Automation. Major U.S.
industrial related corporations are down-sizing internally to compete in a global environment.
  The main technology that TechniLink is involved with is LON (local operating network) by Echelon. This technology creates an easy to use, and very interoperable system.
By dramatically reducing the installation cost of a computer controlled valve and motor network, customers are now able to afford the benefits associated with around-the-clock diagnostics, auditing documentation and sequence monitoring. The LonWorks based Cube 2001
System offers the following key benefits:
          Substantial cost savings from simplified design and minimization of installation costs.
          Significant reductions in material quantities with regard to cables, distribution and junction boxes.
          Sophisticated software packages providing historical audits of each device on the network and continuous serial/digital diagnosis of an array of vital functions.
          Major reductions in the space required for control room apparatus.
          High flexibility in the planning or expansion of each installation.
By far the most important benefits offered by the Cube
2001 are improved efficiency and productivity through reductions in labor, maintenance and downtime costs.

  The Cube's unique advantages using the neuron chip by Echelon can be expected to arrive at a winning position in the consumer's mind. Now the customer can install a device knowing he can hook up other devices and is not locked to sole source vendors. The resulting selling basis for our product is interoperability. Simply stated, the product will work with any other Lon based product and all other Lon based products will work with it. The Company believes that the product's ease of installation makes the product as versatile on retrofit as anything on the market.
Other Matters

  On January 2, 1996, S.W. Carver ("SWC") a California
corporation owned primarily by Robert Spigno, loaned the
Company an additional amount of  $50,000.  The loan is
payable on demand and the unpaid principal is due and
payable December 15, 1996. The loan bore interest at the
rate of 10% per annum. Interest was waived to the $50,000
loan at the same time 800,000 restricted share was issued
for collateral to the $400,000 loan from SWC to
TechniLink. The  restricted shares that were issued to
this transaction were returned to the Corporation in June
of 1996  and interest was reinstated to the loans,  There
has been no principal or interest payments towards the $
400,000  note as of November 30, 1996. In March of 1996
SWC sold to the company's subsidiary TechniLink a vehicle
for the use of its president. The cost of the vehicle was
$12,000 on account. The terms of this note are 3 years at
12% interest No interest or principal was paid in fiscal
1996 for this loan The total outstanding principal to SWC
is $ 519,795 as of November 30, 1996
  On February 21, 1996, the Company entered into an
Investment Banking Agreement (The Agreement) with Chalet
Capital Corp. (CCC) The term of the agreement is for a
period of two years. CCC will perform investment banking
services consisting of consulting on the public
securities market, investor relations, possible merger
candidates.  In consideration of their services the
Company shall grant an option to purchase 1,000,000
shares at $2.50 per share. As part of the agreement CCC
was required to exercise its option for 100,000 shares
within 30 days for a total of $ 250,000. CCC as of May
1996 paid the company approximately $   250,000. CCC has
also performed consulting services to the Company.
   In October the Company issued 130,800 shares to CCC. The company through an S-8 registered 1,000,000 shares per the Agreement. The 130,000 shares were returned and converted to free trading shares per the agreement. At the Company's annual meeting in November, attending shareholders expressed concern over the S8. The
Company through an 8-K canceled the issuance of any other shares in regard to the S-8.

   In February 1996, the Company and Hollywood Trenz,
Inc. (HTNZ) mutually agreed to terminate the ADA Sign
Purchase Agreement and Agreement for the Purchase of Common Stock between them dated March 23, 1995 and to return the shares transferred pursuant to that agreement.
As a result, the Company returned to HTNZ 600,000 shares of HTNZ common stock and HTNZ returned to the Company
300,000 shares of the Company's common stock.

  On March 19, 1996, the Board of Directors of the
Company authorized the Company to open an account with Oppenheimer & Co., Inc. In connection therewith, certificates for an aggregate of 1,000,000 shares of the Company's common stock which are beneficially owned by Robert A. Spigno were deposited with Oppenheimer. It is the Company's hope that Oppenheimer will become a market maker in the Company's common stock.

   On July 17, 1996, the Company issued 500,000 shares to
Adventuress Productions Inc. for the purpose of securing a loan. This transaction was not completed and the shares were returned to the Company in September 1996. These shares are not included in the outstanding shares

   On July 25, 1996, Conectisys signed an agreement with
Avonni Holding Group Inc. (AHG). The agreement was for the investment of 6,000,000 shares of Rule 144 Common
Stock with Avonni for 366 days The return on this investment would have been approximately 12% if funds were delivered, but because of the instability in the stock over the following months funding could not be secured and the stock certificates were returned to the Company, and are not included in the outstanding shares.

    On August 20,1996 1,000,000 and 300,000 shares of
Rule 144 common stock were issued to Lloyd Hawk and Associates and Savoia Corporation respectively, for a loan secured by the shares. The shares were returned, when funding could not be acquired. These shares are not included in the outstanding shares.

    On September 3, 1996, 1727 shares of Rule 144 common stock were issued to Micro Automation Development (MAD) to reduce debt in the Company's subsidiary TechniLink.
The debt was for services provided to TechniLink

   On September 12, 1996, The Company issued to Internet
Stock Guide Inc., 10,000 shares of Rule 144 common stock for payment of an advertising contract on there World
Wide Web and consulting services. The agreement is for a one year term with the option of a second year

  On September 23, 1996, The company issued 4155 shares of Preferred stock to Robert Spigno, President of Conectisys Corp. for the reduction of compensation accrued to Mr. Spigno.


Competition

     Conectisys with its subsidiaries PrimeLink and
TechniLink have minimal competition in most markets.
PrimeLink's device FloComm that replaces mechanical chart
recorders in the field for the petro-chemical industry
has no known competition to date using two-way paging
technology. Mechanical chart recorders are predominant in
the industry today. The closest competitor uses spread
spectrum radio which the FlowComm product is adaptable
to. The TransComm unit is utilized in the vending machine
market has no competition using SkyTel's TwoWay Paging
technology. Cellular and dedicated line telephone are the
closest competition to the TransComm device   The device
that PrimeLink uses for automatic meter reading (AMR) has the most competition. The major difference between the competition and PrimeLink's device is that the competition utilizes spread spectrum radios that either have a drive by collection process or require the build out of cellular transmission sites. PrimeLink in connection with SkyTel uses Two-Way Paging technology to accomplish this without the extra costs.


  TechniLink's Cube 2001 system for real time control of valve and actuators, are believed to have no known competition using the Echelon neuron chip currently. The most competitive forces in the CUBE's market fall in three categories:

A] Powell C2, a mechanical relay technology that has been around for over 30 years. This type of system is susceptible to random operation from lightning strikes.
TechniLink's Cube 2001 uses processor technology.
Processor technology is a viable replacement to mechanical relays and is not subject to the random operation condition

B] DCS &  PLC based I/O systems. DCS (Digital Control
System) & PLCs (Programmable Logic Controller) are micro processor based industrial type computers. These are inherently expensive. The cube 2001 is much more cost effective, low voltage keeps wire replacement to a minimum, self acquiring network keeps programming costs down


C] MANUFACTURERS SYSTEMS are created by the actuator manufacturers. It gets a lot of notoriety because the manufacturers that sell actuators to the refineries also want to control their future. This is best done by supplying the control system for the actuators.
TechniLink's system will work with any actuator that needs control (universal control) therefore releasing the plant from being "locked" into a system that may not conform to their needs The CUBE 2001 System is inexpensive to maintain as well

Suppliers

     The company has three key suppliers: Echelon
Corporation, producers of the neuron processor chip, SkyTel; providers of the telecommunication network; and Motorola, producers of the Two-Way pager component
     Both subsidiaries, PrimeLink and TechniLink will be using outside vendors for the assembly of their respective products. This will reduce capital costs since there are a vast number of vendors to choose from.
Customers
     Revenues for the Company have come from two major companies. Wiltech and Coca Cola. Wiltech is a division of Williams Natural Gas, One of the largest natural gas suppliers in the U.S.


Proprietary Information

   The Company relies on proprietary knowledge and employs various methods to protect its trade secrets, concepts, ideas and designs. However, such methods may not afford complete protection, and there can be no assurance that others will not independently develop such processes, concepts, ideas and designs. The Company, through its subsidiaries, manufactures and markets its technology. However, such technology is not presently patented in the United States, and although the Company has undertaken to file one or more applications for U.S.
patents pertaining to the technology, there can be no assurance that patents will ultimately be issued, Further, the possibility exists that the technology may be deemed to infringe upon other technology which is already patented or subject to an application filed prior to the Company's application when filed, In that event, the Company could be subject to liability for damages for infringement and could be required to cease production of equipment until appropriate licensing arrangements are made, The Company could also be subject to competition from the party deemed to be the owner of the patent pertaining to the technology.

 Employees

   As of January 14, 1997, the Company and its subsidiaries employed 7 full time employees, of whom 3 are officers of Conectisys. At this time there are no grievances of any kind from the employees of the Company.

Item 2. Description of Property

  The Company's principal executive offices are located at 7260 Spigno Place, Agua Dulce, California 91350. The space is leased from SWC. The lease is for office space
(1090 Square feet) and equipment to run the day to day operations of the corporation. The lease was for a period 11 months at $ 2000.00 per month that expired in December 1996. The lease was renewed in January 1997 for an additional 12 months and there is an option to purchase at the end of the period The terms of the lease are below what could be obtained from an outside 3rd party. Management believes that its corporate offices are suitable and more than adequate for its present needs.
There are no plans to lease any additional space.

  The location for PrimeLink is 9875 Widmer Rd, Lenexa,
Kansas 66215. PrimeLink rents approximately 560 square feet of space from Johnson County Business Tech Center for $ 600.00 per month. TechniLink is located at 7260
Spigno Place Agua Dulce, CA 91350

Item 3.   Legal Proceedings

  There is one legal proceeding pending to which the
Company is a party. The case, Securities and Exchange
Commission (Plaintiff) Vs. Andrew S. Pitt, Conectisys
Corp., Devon Investments Advisors, Inc., B & M Capital
Corp., Mike Zaman, and Smith Benton & Hughes, Inc.
(Defendants) Civil Case # 96 4164. The Case Alleges that
a fraudulent scheme was orchestrated and directed by the
defendants to engage in the sale and distribution of
unregistered shares of Conectisys by creating the
appearance of an active trading market for the stock of
Conectisys and artificially inflating the price of its
shares. In the suit the SEC seeks disgorgment of profits
from illegal activity and permanent injunctions from
violating securities laws. The SEC does not seek any
civil penalties from the Company.
 The Company has brought suit against former directors
and officers of the Corporation. The suit is for the
improper issuance of stock to the former Directors and
Officers. The case is scheduled to be heard in the second
quarter of 1997 Item 4.   Submission of Matters to a Vote
of Security Holders

   Matters were submitted to a vote of security holders during the Annual Meeting of Stockholders held on November 15, 1996:
          1. The election of 3 directors to serve until the next annual meeting and until their successors are duly elected.
          2. To consider and ratify the amendment to the Articles of Incorporation changing the name to Conectisys
Corporation.
          3. To conduct such other business as may properly come before the meeting.

All directors and matters were voted on and through a majority of votes were accepted.



                       PART II

Item 5.   Market for Common Equity and Related
Stockholder Matters

     When traded, the Company's shares are traded on the NASDAQ electronic over-the-counter bulletin board. Bid and asked quotations are reported on the bulletin board under the symbol CNES. As of January 10, 1997, there were three market makers quoting the stock. The following table indicates the range of high and low
Ask/Bid information for the common stock for each fiscal quarter since December 1, 1993: All prices have been converted to reflect the 250-1 reverse stock split.

   Quarter ending      Bid       Ask       Bid       Ask
                       High     High       Low       Low
November 93              0     25.000       0      25.000
February 94              0     25.000       0      25.000
May  94                 .250   25.000      .250    25.000
August 94              1.000   25.250      .250    25.000
November 94           11.250   37.500     1.000     5.000
February 95           13.125   15.000    10.000    13.250
May  95               12.875   19.000     1.000     5.250
August 95              9.000   19.500      .125     5.000
November 95            7.063   12.000     2.500     5.500
February 96           12.000   15.000     6.125     6.125
May  96               20.625   22.000    10.875    12.00
August 96             22.750   25.000     6.000     6.000
November 96           12.625   15.000      .500     4.000
Current January 27,    2.500    5.000
1996

The above quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

     The Company has been advised by the Division of Enforcement of the Securities and Exchange Commission that the Division is conducting an investigation concerning recent trading in the Company's common stock.
The price of the common stock had risen dramatically from February 1996, through June 1996, despite the fact that the Company continues to have operating losses and has not received any material purchase commitments from customers. The price of the stock fell when the Securities and Exchange commission placed a temporary restraining order on Smith Benton and Hughes, a principal market maker at that time.

As of November 30, 1996, there were 551 shareholders of record of the Company's common stock.

     Holders of the common stock are entitled to receive such dividends as may be declared by the Company's Board of Directors. The Company has not declared any cash dividends on its common stock since inception, and its Board of Directors have no present intention of declaring any dividends.

Item 6.   Management's Discussion and Analysis or Plan of
Operation Results of operations

     The Company realized a net loss on operations of $2,238,933 for the year ended November 30, 1996, with $
111,163 of revenues. The Company in the year ending
November 30, 1995, had losses of $ 2,293,867 with no revenues. Plan of operation

     Loss on operations for the Company for the fiscal year ended 1995 was $2,293,867 as compared to a loss of $
2,238,933 in fiscal 1996. This is a 2% reduction in losses from the prior year. The Company will, over the next 12 months, rely on the revenues from its subsidiaries, collection of notes receivable and additional funding through the sale of common stock or loans colateralized through common stock. The decrease in losses was a result of the start of revenues ($
111,163) and no additional acquisitions to the company.
Development for the subsidiaries products will be ongoing throughout the year with no expected purchase of significant equipment or plants at this time. There is no expected significant change in the number of employees at this time Pilot projects that were started in the third quarter of 1996 should roll over into full production by the end of the second quarter in fiscal 1997, generating larger revenues in the beginning of the third quarter.
Additional pilot projects are in negotiations and are expected to come online at the beginning of the second quarter of 1997 Liquidity and capital Resources

  As of November 30, 1996, the Company had a negative working capital of $ 780,357, consisting of $ 60,027 in current assets and $840,384 in current liabilities. The
Company had a negative working capital of $ 984,498 at year ended November 1995, This is a 21% increase in working capital compared to November 30, 1995. The
Company is dependent on achieving profitable operations through its recent acquisitions and the collection of outstanding receivable to continue as a going concern.

   The independent auditors, for the Company have NOT issued an opinion on the financial statements of the Company which is qualified, subject to the ability of the Company to continue as a going concern. The Company will need financing to generate enough cash to satisfy it's obligations

     The Company had total assets of $ 2,396,711, at November 30, 1996, and total liabilities of $ 1,531,933
The Company has a net operating loss carry forward of approximately $ 3,454,392 available to offset future taxable income, due to the fact that it is more likely than not to realize this deferred tax asset, a valuation allowance has been recorded. Shareholder equity is $864,77 as compared to $ 1,674,169 year ended November
1995. The major portion of the loss in equity resulted from the exercise of options. The options were issued in 1995 as part of a note to the company. The options were exercised to relieve outstanding debt to the Company. The difference between market price and the option price was posted to interest expense. Costs of the Company are being financed by loans collateralized by securities, and sale of securities through private placements and revenues.

Cash Flows

     The Company had a net loss for the year ended
November 30, 1996, of $2,238,933 The cash used in the operations toward this loss was $328,857 or 15% of the loss. The largest area of the loss was the result of non-cash transactions to the Company $ 519,789, (24%), was the result of amortization and depreciation. The cash used in investing was $ 61,875 (2%), of the total loss.
The Company received most of its cash, $ 413,316, from financing activities.

   Management's plans for correcting these deficiencies include, the future sales of the licensed products and to raise capital through the issuance of common stock to assist in providing to the company the liquidity necessary to retire the outstanding debt and meet operating expenses. In the longer term, the Company plans to achieve profitability through operations of the subsidiaries.






Effect of inflation

     Inflation did not have any significant effect on the operations of the company during the fiscal year ending
November 30, 1996. Further, inflation is not expected to have any significant effect on future operations of the Company.

The Financial Accounting Standards Board (FASB) Impact

     Statement of FASB standards No. 121 Accounting for the impairment of long lived assets and for long lived assets to be disposed of (SFAS No. 121) is effective for financial statements for fiscal years beginning after December 15, 1995. The new standard establishes new guidelines regarding when impairment losses on long lived assets, which include plant and equipment, certain identifiable intangible assets and goodwill, should be recognized and how impairment losses should be measured.
The Company does not expect adoption to have a material effect on its financial position or result of operations
SFAS No 123 Accounting for stock based compensation
(SFAS No 123) Issued by the FASB is effective for specific transactions entered into after December 15, 1995. While the disclosure requirements of SFAS No 123 are effective for financial statements for fiscal years beginning no later than December 15, 1995. The new standard establishes a fair value method of accounting for stock based compensation plans and for transactions in which an entity acquires goods and services from non-employees in exchange for equity instruments. At the present time, the Company has not determined if it will change its accounting policy for stock based compensation or only provide the required financial statement disclosures. As such, the impact on the Company's financial position and results of operation is currently unknown

Item 7.   Financial Statements

     Financial statements are Unaudited and included herein beginning on page F1 and are incorporated herein by this reference.







Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     In April 1996 the Company chose to dismiss Cordovano
& Co. and engaged BDO Seidman LLP, Los Angeles, Ca. The dismissal was at the recommendation and approval of the Company's Board of Directors. There were no disagreements with the former accountants on any matter or accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

                     PART III

Item 9.   Directors, Executive Officers, Promoters and
Control Persons; Compliance With Section 16(a) of the
Exchange Act Directors and Officers

   The Directors and Officers of the corporation, all of
whose terms will expire at the next annual meeting of the
shareholders, or at such time as their successors shall
be elected and qualified, are as follows:
Names                         Position
Robert A. Spigno         Chief Executive Officer,
President,
                         and Chairman of the Board
Richard Dowler           Chief Financial Officer and
Director
Patricia A. Spigno       Secretary, Treasurer and
Director

Robert A. Spigno,  President and Chief Executive Officer,
Director

     Robert A. Spigno, age 42, has been Chief Executive
Officer, President and Chairman of the Board of the Company since August 1995. Prior thereto, Mr. Spigno received his General Contractors license from the State of California in 1978, and then ventured out to the Home
Building Industries as a sole proprietor. In 1989, he formed a California corporation named S.W. Carver
Corporation, which Mr. Spigno served as, President and Chairman of the Board since 1989.

Richard Dowler, Director, Chief Financial Officer
Controller

     Richard Dowler, age 36, is currently the Chief
Financial Officer and Director of Operations for the Company, serving in such positions since August 1995.
Prior to this he was the Director of Operations for S.W.
Carver Corp. for five years.
     From 1986 to 1990, Mr. Dowler was General Manager for a construction firm, overseeing the estimating, purchasing and accounting departments. Mr. Dowler has been directly responsible for up to eight projects running simultaneously with over one hundred fifty employees with budgets of over $ 1,000,000 each.

Patricia A. Spigno,  Director, Secretary and Treasurer

     Patricia A. Spigno, age 38, has been Secretary,
Treasurer and a director of the Company since August
1995. Prior thereto, she has for nineteen years acted as a key management person in the operation of privately held companies. Since January 1990, she has acted as Secretary and Treasurer of S. W. Carver Corp. Her involvement in these and other companies has been from the conceptual stage of the formation of the company through startup and then on to the daily operations.
Her skills in the area of detailed accounting has aided her in the duties of asset management. She has been responsible for all aspects of accounting in a company with over two hundred employees and an average annual gross sales of several million dollars. Mrs. Spigno has managed all banking related transactions including specific account management, wire transfers, letters of credit, and payroll. She has also managed all aspects of escrow accounting. She currently holds an active
California Real Estate license. Mrs. Spigno is the spouse of Robert A. Spigno.

Significant Employees

    Don Wallace, age 52, is currently serving as
President &    CEO of PrimeLink Inc. a subsidiary of
Conectisys Corp.
Prior to this he was President & CEO of Arcom Control
Systems Inc., Kansas City, MO. from September 1991, to
November 1995.
    Mr. Wallace was responsible to British ownership of
Arcom for complete operation.   The owner of Arcom is a
publicly traded company with total sales of $250 million.
Achieved sales in 1995 of $6 million with a profitable operation. Arcom develops and markets various computer based process control and data communications products for the oil and gas industry. Mr. Wallace developed relationships and alliances with major users and manufacturers such as Williams Companies, Saudi Aramco,
Bailey Controls and Honeywell. He also developed business relationships in Saudi Arabia and South America.

 Karl Elliott, age 41, is currently Serving as President
and Chairman of the Board of TechniLink Technology
Manufacturing Inc. a subsidiary of Conectisys
Corporation. He has served in this capacity since
February 1995. Prior to this, from November 1994 to
February 1995 he owned a sole proprietorship providing
control system design services. From October 1988 to
March 1995 He served as the MIS Manager/ Systems
Integration Manager for Valve Systems and Controls, A
Crane Company.
     Responsibilities included implementation of the MIS
System. The system is an IBM RISC 6000 using Sysbase
RDMS. Software was developed using AIX (UNIX) and SQL.
The system supports all aspects of the four district
offices and one hundred plus employees. Other
accomplishments include the creation of Systems
Integration Division. Products that came out of this
division 2 wire base field networks, Pole Top RTU and the
Universal Network Manager (UNM). The UNM is a     STE
based 16 port multiple protocol communication controller

Item 10. Executive Compensation
Renumeration

     Cash renumeration accrued for services in all
capacities rendered to the Company ended November 30,
1996, to all directors and officers as a group was as
follows: Name of individual   Capacities in    Cash or
cash
equivalent or number ofpersons  in which served  forms of
remuneration
     in group
Robert A. Spigno         CEO/President       $ 62997.50
All officers and directors
as a group (three persons)                   $ 148529
see notes (1)(2)(3)

   The Company has plans for profit sharing, insurance and stock option plans for the benefit of its officer, directors or other employees for fiscal year 1997, but has not yet adopted any such programs. In 1994, the Company established a compensatory benefit plan, pursuant to which up to 20,000 shares of common stock may be issued to persons that the Board of Directors deems are owed some form of compensation for services to the Company.

 On December 4, 1995, the Company issued restricted shares of its common stock to each of its executive officers and directors as incentive for their prior performance during the past year and in lieu of cash compensation which they did not receive.

   The following shares were issued:

   104,165 restricted shares to Robert A. Spigno in payment of $20,833 owed him.(1)

   350,000 restricted shares to Robert A. Spigno as incentive per director's agreement (1)

   2,381 restricted shares to Richard Dowler in payment of $8,333 owed him.

   50,000 restricted shares to Richard Dowler as incentive per director's agreement (2)

    33,334 restricted shares to Patricia A. Spigno in payment for $6,667 owed her.(3)

   100,000 restricted shares to Patricia A. Spigno as incentive per director's agreement (3)

(1) Subsequently the 104,165 and the 350,000 shares have been returned to the Company's treasury by Mr. Spigno, in June 1996, reducing the renumeration to him by approximately $ 1,591,556

(2) Subsequently the 50,000 shares have been returned to
the Company's treasury by Mr. Dowler in June 1996,
reducing the renumeration to him by approximately
$175,000

(3) Subsequently the 33,334 and the 100,000 shares have been returned to the Company's treasury by Mrs. Spigno in June 1996, reducing the renumeration to her by approximately $467,341


Stock Option Exercises and option values

                Fiscal year end option values

        Number of Unexercised   Value of Unexercised, In
      Option Shares at Fiscal     the Money Options at
           Year End                  Fiscal Year End
Name          Exercisable            Exercisable
                        Unexercisabe
unexercisable
Robert Spigno  1,331,195     0        $ 7,987,170       0
Patricia Spigno  500,000     0        $ 3,000,000       0
Richard Dowler   500,000     0        $ 3,000,000       0
Employment Contracts

On December 4, 1995, the Board of Directors approved employment agreements with its executive officers (who also constitute the Board of Directors) and the payment of restricted stock to the officers for their past services. These agreements are incorporated by reference to the 10-K for the year ended November 30, 1995

Item 11. Security Ownership of Certain Beneficial Owners andManagement

   As of January 27, 1997, the Company had 2,775,729 outstanding shares of common stock. Each common share entitles the holder to one vote on any matter submitted to shareholders for approval. The Company has authorized
1,000,000 shares of Class A Preferred Stock, $1.00 par value per share, of which 20,500 shares currently are issued and outstanding. Preferred Class A stock has 100 to 1 voting rights. Also authorized are 1,000,000 shares of Class B. Preferred Stock, $1.00 par value per share.
Class
B Preferred stock has conversion rights of 10 shares common stock to 1 share Preferred Class B of which no shares currently are issued and outstanding.

Beneficial Owners Owning     Number Of      Percentage
       5% or more             Shares         of common
                                            Stock
Karl E. Elliott                  350,000       12.61%
Patricia A. Spigno (2)            28,805         1.04%
Robert A. Spigno (1)             355,426        12.80%
Masha Post Commercial Trading    229,962         8.28%
Donald I. & Elizabeth V. Wallace 350,000        12.61%
Claudia J. Zaman                 355,368        12.80%
Frank Bellusci                   260,000         9.37%

Security ownership of
Management

Richard Dowler                     3,494          .13%
Patricia A. Spigno                28,805         1.07%
Robert A. Spigno                 355,426        12.80%

Total Directors and              387,739        14%
Officers as a whole

Beneficial Owners Owning           Number of
Percentage 5% or more              shares of
                                Class A Preferred

Robert A. Spigno                  20,500       100%

(1)  Does not include 28,805 shares owned by Patricia
Spigno (spouse). The aggregate beneficially owned by
Robert A. Spigno
is Shares 384,231 (13.84%)
(2) Does not include 355,426 shares owned by Robert A.
Spigno (spouse). The aggregate beneficially owned by
Patricia A. Spigno is 384,231 Shares.  (13.84%)

Item 12.  Certain Relationships and Related Transactions

    In February 1996, the Company's Board of Directors authorized the purchase of a car for the use of its Chief
Financial Officer, Richard Dowler. The purchase price was approximately $23,000, of which approximately $18,000 was financed by the Company. The Board of Directors also determined that the vehicle would be maintained and fueled in full by the Company.

     In February 1996, the Company entered into an equipment lease/purchase agreement with SWC. The lease is for 11 months at a rate of $2,000 per month. The
Company has the right to purchase the leased right for approximately $83,000. However, the lessor has the right to revoke the purchase option at any time and for any reason.

   The engagement with Carver Accounting Services (CAS), which is owned by Robert A. Spigno and Patricia A.
Spigno. CAS is to maintain the day to day accounting needs of the company. CAS is included in the general and administrative expenses.

     Effective March 21, 1995, the Board of TechniLink approved the purchase of a 1990 Ford Bronco from SWC for $12,000. The note for the vehicle is at 10% interest until March of 1998 No principal or interest has been paid toward this note

Information concerning certain other related party transactions are contained in response to Item 1 and 11 and which are incorporated herein by this reference.

Item 13.  Exhibits and Reports on Form 8-K
     (a)  Exhibits

27.0           Financial Data Schedule
99.0           Financial statements

     (b)  During the Registrant's fiscal year ended
November 30, 1996, the registrant filed the following current reports on Form 8-K:

8-K  Dated November 1, 1996        Filed April 96
8-K  Dated February 15, 1996       Filed May 96
8-K  Dated June 26, 1996           Filed June 96
8-K  Dated November 18, 1996       Filed November 96

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.

                              CONECTISYS CORPORATION
Date: March 14, 1997               By  /S/  Robert A.Spigno
                                            Robert A. Spigno,
President

     Pursuant to the requirements of the Securities
Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       Signature                 Title        Date

/S/Robert A Spigno Chairman of the Board, March 14,1997
(Robert A. Spigno) Chief Executive
                   Officer, President and
                   Director

/S/Richard Dowler Chief Financial Officer March 14,1997
   (Richard Dowler)(Principal Financial
                    Officer and Principal
                  Accounting Officer),
                       and Director

/S/Patricia A Spigno    Secretary,        March 14,1997
(Patricia A. Spigno) Treasurer and Director