Form 10KSB/A
period 1996-11-30
CONECTISYS CORP
filed 1997-04-14
CIK 790273

U.S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                          FORM 10-KSB/A
(MARK ONE)

[X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
  SECURITIES EXCHANGE ACT OF 1934 [Fee Required]
           For the fiscal year ended November 30, 1996
                               or
[  ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES   EXCHANGE ACT OF 1934 [No Fee Required]
                 For the transition period from _______ to
_______

                Commission File Number 33-3560D

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

  Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

  Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

  State issuer's revenues for its most recent fiscal year: $111,163

  The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock
sold on January 14, 1997, was $ 11,241,770.   For purposes of the
foregoing calculation only, all directors and executive officers of the registrant have been deemed affiliates.

  The number of shares outstanding of each of the issuer's classes of common equity, as of January 14, 1997, was 2,775,729
                             PART I

Item 1.     Description of Business

General

  Conectisys Corporation, formerly known as BDR Industries, Inc.
(the "Company"), was incorporated on February 3, 1986, in
Colorado. In November 1995, the name of the Company was changed to Conectisys Corporation, and is in the development stage.

  For several years prior to 1994, the Company was a shell corporation with no assets and no revenues. Originally, the Company was engaged in the manufacture of yachts but that business ultimately was unsuccessful. Creditors foreclosed on the assets of the Company in lieu of foreclosure on the Company.

  During 1995, the Company's only operations consisted of Creative Image Products, Inc., a wholly owned subsidiary acquired in 1994 that manufactured organic insecticide. The Company invested in substantial improvements to the factory and equipment, but sales anticipated for fiscal 1995 did not occur. Management of Creative Image Products requested that the Company "unwind" its acquisition of Creative Image Products by the Company due to the financial needs of Creative Image Products. The Board of Directors of the Company agreed. Creative Image Products signed a promissory note in the amount of $1,302,500 for the funds previously advanced to Creative Image Products by the Company.

  In September 1995, the Company purchased 80% of the outstanding stock of TechniLink, Inc., a California corporation ("TechniLink"), and 80% of the outstanding stock of PrimeLink, Inc., a Kansas corporation ("PrimeLink"), in exchange for an aggregate of 200,000 shares of common stock in the Company and 500,000 shares of common stock for licenses and technology. As a result, TechniLink and PrimeLink became subsidiaries of the Company.

  TechniLink has developed the Cube 2001 series for the monitoring and controlling of various devices in the petroleum and gas industry.

  PrimeLink has developed a product line that uses cutting edge communications to assist in the monitoring of meters for utility companies and the petroleum industry. This technology, while eliminating the need for a meter reader, is more significant in enabling the utility companies to utilize energy conservation and, in the case of power companies, re-routing of electrical power to areas where it is needed. The devices are also in use in vending machines to monitor sales and functions of the vending machine without the physical inspection usually needed.

Business and Products of PrimeLink

  Government regulation and the need to lower operational costs are requiring many businesses to acquire operating information from widespread or mobile operations. The cost of the computer equipment to acquire the data is only part of the overall costs. Communication equipment capital cost and recurring charges are often higher than the cost of the computer.

  An opportunity exists to combine a reliable low-cost communications technology with proven remote data monitoring to provide a unique solution to these cost-sensitive, data acquisition opportunities. The key technologies are narrowband PCS, which has been developed by Mtel Corporation for two-way paging, and data communications protocol conversion for pipeline control systems. PrimeLink and Mtel's SkyTel business unit have agreed to jointly market narrowband-PCS data acquisition solutions.

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

  On February 15, 1996, PrimeLink entered into a Joint Marketing and Development Agreement ("Agreement") with SkyTel Corp. pursuant to which PrimeLink agreed to customize and develop a paging technology based receiver for use in connection with SkyTel's two-way wireless messaging services and system (the "SkyTel Network") and both parties agreed to assist each other in the marketing of the PrimeLink product and the SkyTel Network. The Company believes that the joint marketing of its product with the SkyTel System could have significant potential for the Company. However, the Agreement does not require any purchases of the PrimeLink product by SkyTel, and may not necessarily result in any significant revenues for the Company. The Agreement is for a two-year term, and will automatically renew for additional one-year terms until terminated by either party.

  On February 16, 1996, PrimeLink received an order from SkyTel for the production of 1,000 serial interface board units to be utilized by Coca Cola. Although the revenues to be received by the Company from this order are not material, the Company is hopeful that additional orders will be received for the units.
To date, however, no other orders have been received, and there can be no assurance that there will be any additional orders. The above mentioned order from SkyTel, was transferred in April 1996, Coca Cola requested that PrimeLink sell and consult directly to Coca Cola.

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

Business and Products of TechniLink

  TechniLink Technology Manufacturing, Inc. ("TechniLink") is a multifaceted corporation who provides products and services for the Industrial Automation Market. The products consist of hardware and software to ensure an industrial plant's ability to automate more efficiently.

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

  The LonWorks based "Cube 2001" System offers the following key benefits:

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

Other Matters

     On January 2, 1996, S.W. Carver ("SWC") a California corporation owned primarily by Robert Spigno, loaned the Company an additional amount of $50,000. The loan is payable on demand and the unpaid principal is due and payable December 15, 1996. The loan bore interest at the rate of 10% per annum. Interest was waived to the $50,000 loan at the same time 800,000 restricted share was issued for collateral to the $400,000 loan from SWC to TechniLink. The restricted shares that were issued to this transaction were returned to the Corporation in June of 1996 and interest was reinstated to the loans, There has been no principal or interest payments towards the $ 400,000 note as of November 30, 1996. In March of 1996 SWC sold to the company's subsidiary TechniLink a vehicle for the use of its president. The cost of the vehicle was $12,000 on account. The terms of this note are 3 years at 12% interest No interest or principal was paid in fiscal 1996 for this loan The total outstanding principal to SWC is $ 519,795 as of November 30, 1996

     On February 21, 1996, the Company entered into an Investment Banking Agreement (The Agreement) with Chalet Capital Corp. (CCC) The term of the agreement is for a period of two years. CCC will perform investment banking services consisting of consulting on the public securities market, investor relations, possible merger candidates. In consideration of their services the Company shall grant an option to purchase 1,000,000 shares at $2.50 per share. As part of the agreement CCC was required to exercise its option for 100,000 shares within 30 days for a total of $ 250,000. CCC as of May 1996 paid the company approximately $ 250,000. CCC has also performed consulting services to the Company. In October the Company issued 130,800 shares to CCC. The company through an S-8 registered 1,000,000 shares per the Agreement. The 130,800 shares were returned and converted to free trading shares per the agreement. At the Company's annual meeting in November, attending shareholders expressed concern over the S-8. The Company through an 8-K canceled the issuance of any other shares in regard to the S-8.

     In February 1996, the Company and Hollywood Trenz, Inc. ("HTNZ") mutually agreed to terminate the ADA Sign Purchase Agreement and Agreement for the Purchase of Common Stock between them dated March 23, 1995 and to return the shares transferred pursuant to that agreement. As a result, the Company returned to HTNZ 600,000 shares of HTNZ common stock and HTNZ returned to the Company 300,000 shares of the Company's common stock.

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

     The Company entered into License agreements with the Presidents of both Primelink and Technilink. The license agreements were entered into on September 20, 1995, in connection with the acquisition of Primelink and Technilink (see Note 1), and are for a period of five years. As consideration for these license agreements the Company issued each of the licensee 250,000 shares of its restricted common stock and will pay the licensee a royalty of 5% of net sales of the applicable product. In addition, in the event of a sale of the license or the acquisition or merger of Technilink or Primelink, a royalty sum of 20% of the sales price of the license shall be paid to the licensee, the sales price shall not be less than 1,500,000 . the licenses were valued at the fair market value of the stock issued to obtain the licenses.

Competition

     Conectisys with its subsidiaries PrimeLink and TechniLink have minimal competition in most markets. PrimeLink's device FloComm that replaces mechanical chart recorders in the field for the petro-chemical industry has no known competition to date using two-way paging technology. Mechanical chart recorders are predominant in the industry today. The closest competitor uses spread spectrum radio which the FlowComm product is adaptable to. The TransComm unit is utilized in the vending machine market has no competition using SkyTel's Two-Way Paging technology. Cellular and dedicated line telephone are the closest competition to the
TransComm device   The device that PrimeLink uses for automatic
meter reading (AMR) has the most competition. The major difference between the competition and PrimeLink's device is that the competition utilizes spread spectrum radios that either have a drive by collection process or require the build out of cellular transmission sites. PrimeLink in connection with SkyTel uses Two-Way Paging technology to accomplish this without the extra costs
 .
     TechniLink's Cube 2001 system for real time control of valve and actuators, are believed to have no known competition using the Echelon neuron chip currently. The most competitive forces in the CUBE's market fall in three categories:
     A] Powell C2, a mechanical relay technology that has been around for over 30 years. This type of system is susceptible to random operation from lightning strikes. TechniLink's Cube 2001 uses processor technology. Processor technology is a viable replacement to mechanical relays and is not subject to the random operation condition
     B] DCS & PLC based I/O systems. DCS (Digital Control System) & PLCs (Programmable Logic Controller) are micro processor based industrial type computers. These are inherently expensive. The cube 2001 is much more cost effective, low voltage keeps wire replacement to a minimum, self acquiring network keeps programming costs down
     C] MANUFACTURERS SYSTEMS are created by the actuator manufacturers. It gets a lot of notoriety because the manufacturers that sell actuators to the refineries also want to control their future. This is best done by supplying the control system for the actuators. TechniLink's system will work with any actuator that needs control (universal control) therefore releasing the plant from being "locked" into a system that may not conform to their needs The CUBE 2001 System is inexpensive to maintain as well

Suppliers

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

  Item 2. Description of Property

     The Company's principal executive offices are located at 7260 Spigno Place, Agua Dulce, California 91350. The space is leased from SWC, a related party. The lease is for office space (1090 Square feet) and equipment to run the day to day operations of the corporation. The lease was for a period 11 months at $ 2000.00 per month that expired in December 1996. The lease was renewed in January 1997 for an additional 12 months and there is an option to purchase at the end of the period The terms of the lease are below what could be obtained from an outside 3rd party. Management believes that its corporate offices are suitable and more than adequate for its present needs. There are no plans to lease any additional space.
     The location for PrimeLink is 9875 Widmer Rd, Lenexa, Kansas 66215. PrimeLink rents approximately 560 square feet of space from Johnson County Business Tech Center for $ 600.00 per month. TechniLink is located at 7260 Spigno Place Agua Dulce, CA 91350

Item 3.   Legal Proceedings

     There is one legal proceeding pending to which the Company is a party. The case, Securities and Exchange Commission (Plaintiff) Vs. Andrew S. Pitt, Conectisys Corp., Devon Investments Advisors, Inc., B & M Capital Corp., Mike Zaman, and Smith Benton & Hughes, Inc. (Defendants) Civil Case # 96-4164. The Case Alleges that a fraudulent scheme was orchestrated and directed by the defendants to engage in the sale and distribution of unregistered shares of Conectisys by creating the appearance of an active trading market for the stock of Conectisys and artificially inflating the price of its shares. In the suit the SEC seeks disgorgment of profits from illegal activity and permanent injunctions from violating securities laws. The SEC does not seek any civil penalties from the Company.
     The Company has brought suit against former directors and officers of the Corporation. The suit is for the improper issuance of stock to the former Directors and Officers. The case is scheduled to be heard in the second quarter of 1997

Item 4.   Submission of Matters to a Vote of Security Holders

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

Item 6.   Management's Discussion and Analysis or Plan of
Operation

Results of operations

     The Company realized a net loss on operations of $ 2,238,933 for the year ended November 30, 1996, with $ 111,163 of revenues.
The Company in the year ending November 30, 1995, had losses of $ 2,293,867 with no revenues

 Plan of operation

     Loss on operations for the Company for the fiscal year ended 1995 was $2,293,867 as compared to a loss of $ 2,238,933 in fiscal 1996. This is a 2% reduction in losses from the prior year. The Company will, over the next 12 months, rely on the revenues from its subsidiaries, collection of notes receivable and additional funding through the sale of common stock or loans colateralized through common stock. The decrease in losses was a result of the start of revenues ($ 111,163) and no additional acquisitions to the company. Development for the subsidiaries' products will be ongoing throughout the year with no expected purchase of significant equipment or plants at this time. There is no expected significant change in the number of employees at this time Pilot projects that were started in the third quarter of 1996 should roll over into full production by the end of the second quarter in fiscal 1997, generating larger revenues in the beginning of the third quarter. Additional pilot projects are in negotiations and are expected to come on-line at the beginning of the second quarter of 1997

Liquidity and capital Resources

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

     The independent Certified Public Accountants, for the Company have issued an opinion on the financial statements of the Company which is unqualified, subject to the ability of the Company to continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the deficiency in working capital of $ 780,357 and $ 984,498 as of November 30, 1996 and 1995, respectively, and the operating losses incurred since the Company's return to a development stage raise substantial doubt about its ability to continue as a going concern Management's plans for correcting these deficiencies include the future sales of their newly licensed products and to raise capital through the issuance of common stock to assist in providing the Company with the liquidity necessary to retire the outstanding debt and meet operating expenses. in the longer term the company plans to achieve profitability through the operations of its newly acquired subsidiaries. The consolidated financials do not include any adjustment that might result from the outcome of this uncertainty.

     The Company had total assets of $ 2,396,711, at November 30, 1996, and total liabilities of $ 1,531,933 The Company has a net operating loss carry forward of approximately
$ 3,454,392 available to offset future taxable income, due to the fact that it is more likely than not to realize this deferred tax asset, a 100% valuation allowance has been recorded. Shareholder equity is $ 864,778 as compared to $ 1,674,169 year ended November 1995. The major portion of the loss in equity resulted from the exercise of options. The options were granted in 1995 as part of a note to the company. The options were exercised to relieve outstanding debt to the Company. The difference between market price and the option price was posted to interest expense. Costs of the Company are being financed by loans collateralized by securities, and sale of securities through private placements and revenues.

Cash Flows

     The Company had a net loss for the year ended November 30, 1996, of $2,238,933 The cash used in the operations toward this loss was $348,857 or 15.5% of the loss. The largest area of the loss was the result of non-cash transactions to the Company $ 519,789, (24%), was the result of amortization and depreciation. The cash used in investing was $ 61,875 (2%), of the total loss. The Company received most of its cash, $ 433,316, from financing activities.
     Management's plans for correcting these deficiencies include, the future sales of the licensed products and to raise capital through the issuance of common stock to assist in providing to the company the liquidity necessary to retire the outstanding debt and meet operating expenses. In the longer term, the Company plans to achieve profitability through operations of the subsidiaries, however there are no assurances that profitablity will be acheived.

Effect of inflation

     Inflation did not have any significant effect on the operations of the company during the fiscal year ending November
30, 1996. Further, inflation is not expected to have any significant effect on future operations of the Company.

The Financial Accounting Standards Board (FASB) Impact

     Statement of FASB standards No. 121 "Accounting for the impairment of long lived assets and for long lived assets to be disposed of" (SFAS No. 121) is effective for financial statements for fiscal years beginning after December 15, 1995. The new standard establishes new guidelines regarding when impairment losses on long lived assets, which include plant and equipment, certain identifiable intangible assets and goodwill, should be recognized and how impairment losses should be measured. The Company does not expect adoption to have a material effect on its financial position or result of operations SFAS No 123 "Accounting for stock based compensation" (SFAS No 123) Issued by the FASB is effective for specific transactions entered into after December 15, 1995. While the disclosure requirements of SFAS No 123 are effective for financial statements for fiscal years beginning no later than December 15, 1995. The new standard establishes a fair value method of accounting for stock based compensation plans and for transactions in which an entity acquires goods and services from non-employees in exchange for equity instruments. At the present time, the Company has not determined if it will change its accounting policy for stock based compensation or only provide the required financial statement disclosures. As such, the impact on the Company's financial position and results of operation is currently unknown


Item 7.   Financial Statements

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

Significant Employees

     Don Wallace, age 52, is currently serving as President & CEO of PrimeLink Inc. a subsidiary of Conectisys Corp. Prior to this he was President & CEO of Arcom Control Systems Inc., Kansas City, MO. from September 1991, to November 1995.
     Mr. Wallace was responsible to British ownership of Arcom
for complete operation.   The owner of Arcom is a publicly traded
company with total sales of $250 million. Achieved sales in 1995 of $6 million with a profitable operation. Arcom develops and markets various computer-based process control and data communications products for the oil and gas industry. Mr. Wallace developed relationships and alliances with major users and manufacturers such as Williams Companies, Saudi Aramco, Bailey Controls and Honeywell. He also developed business relationships in Saudi Arabia and South America.

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

     Cash renumeration accrued for services in all capacities rendered to the Company ended November 30, 1996, to all directors and officers as a group was as follows:

     Name of individual       Capacities in       Cash or cash
equivalent
     or number of persons     in which served     forms of
remuneration
     in group

     Robert A. Spigno         CEO/President            $  62,997

     All officers and directors
     as a group (three persons)                        $ 148,529
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

          50,000 restricted shares to Richard Dowler as incentive per director's agreement (2)

          33,334 restricted shares to Patricia A. Spigno in payment for $6,667 owed her.(3)

          100,000 restricted shares to Patricia A. Spigno as incentive per director's agreement (3)

(1) Subsequently the 104,165 and the 350,000 shares have been returned to the Company's treasury by Mr. Spigno, in June 1996, reducing the renumeration to him by approximately $ 1,591,556
(2) Subsequently the 50,000 shares have been returned to the Company's treasury by Mr. Dowler in June 1996, reducing the renumeration to him by approximately $ 175,000
(3) Subsequently the 33,334 and the 100,000 shares have been returned to the Company's treasury by Mrs. Spigno in June 1996, reducing the renumeration to her by approximately
$ 467,341

Stock Option Exercises and option values

Fiscal year end option values
               Number of Unexercised    Value of Unexercised, In
              Option Shares at Fiscal     the Money Options at
                     Year End               Fiscal Year End

   Name      Exercisable  Unexercisab  Exercisable   Unexercisable
Robert          1,471,195      0        $ 8,827,170       0
Spigno
Patricia          500,000      0        $ 3,000,000       0
Spigno
Richard           500,000      0        $ 3,000,000       0
Dowler





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

  Item 11.  Security Ownership of Certain Beneficial Owners and
                           Management

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


Beneficial Owners Owning  Number Of   Percentage
       5% or more          Shares      of common
                                         Stock

Karl E. Elliott              350,000       12.61%
Patricia A. Spigno (2)        28,805        1.04%
Robert A. Spigno (1)         355,426       12.80%
Masha Post Commercial        229,962        8.28%
Trading
Donald I. & Elizabeth V.     350,000       12.61%
Wallace
Claudia J. Zaman             355,368       12.80%
Frank Bellusci               260,000        9.37%

Security ownership of
Management

Richard Dowler                 3,494         .13%
Patricia A. Spigno            28,805        1.07%
Robert A. Spigno             355,426       12.80%

Total Directors and          387,739          14%
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


                              CONECTISYS CORPORATION





Date: April 8, 1997           By  /S/  Robert A. Spigno
                                   Robert A. Spigno, President

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                 Title                   Date



/S/ Robert A. Spigno      Chairman of the Board,  April 8, 1997
(Robert A. Spigno)        Chief Executive
                          Officer, President and
                          Director


 /S/ Richard Dowler       Chief Financial Officer April 8, 1997
(Richard Dowler)          (Principal Financial
                          Officer and Principal
                          Accounting Officer),
                          and Director

 /S/ Patricia A. Spigno   Secretary, Treasurer    April 8, 1997
(Patricia A. Spigno)      and Director