Form 10QSB
period 1997-02-28
CONECTISYS CORP
filed 1997-04-21
CIK 790273

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C.  20549

                                   FORM 10-QSB

(Mark One)

[X] Quarterly report pursuant to section 13 or 15(d)of the Securities Exchange Act of 1934
For the quarter ended February 28,1997.

[ ] Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934 [no fee required]

                         Commission File Number 33-3560D

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

     Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(b) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2)has been subject to such filing requirements for the past 90 days.
 [X] Yes []No

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B Contained herein, and disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-QSB. [X]

State Issuer's revenues for it's most recent fiscal year: $ 111,163

    The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold on February 28, 1997 was $2,616,406. For the purpose of the foregoing calculation only, all directors and executive officers of the registrant have been deemed affiliates. The number of shares outstanding of each of the issuer's classes of common equity, as of February 28, 1997 was 2,775,729


                                     PART I

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

Other Matters

     On January 2, 1996, S.W. Carver ("SWC") a California corporation owned primarily by Robert Spigno, loaned the Company an additional amount of $50,000. The loan is payable on demand and the unpaid principal is due and payable December 15, 1996. The loan bore interest at the rate of 10% per annum. Interest was waived to the $50,000 loan at the same time 800,000 restricted share was issued for collateral to the $400,000 loan from SWC to TechniLink. The restricted shares that were issued to this transaction were returned to the Corporation in June of 1996 and interest was reinstated to the loans, There has been no principal or interest payments towards the $ 400,000 note as of November 30, 1996. In March of 1996 SWC sold to the company's subsidiary TechniLink a vehicle for the use of its president. The cost of the vehicle was $12,000 on account. The terms of this note are 3 years at 12% interest No interest or principal was paid in fiscal 1996 for this loan The total outstanding principal to SWC is $ 513,311 as of November 30, 1996

     On February 21, 1996, the Company entered into an Investment Banking Agreement (The Agreement) with Chalet Capital Corp. (CCC) The term of the agreement is for a period of two years. CCC will perform investment banking services consisting of consulting on the public securities market, investor relations, possible merger candidates. In consideration of their services the Company shall grant an option to purchase 1,000,000 shares at $2.50 per share. As part of the agreement CCC was required to exercise its option for 100,000 shares within 30 days for a total of $ 250,000. CCC as of May 1996 paid the company approximately $ 250,000. CCC has also performed consulting services to the Company. In October the Company issued 130,800 shares to CCC. The company through an S-8 registered 1,000,000 shares per the Agreement. The 130,800 shares were returned and converted to free trading shares per the agreement. At the Company's annual meeting in November, attending shareholders expressed concern over the S-8. The Company through an 8-K canceled the issuance of any other shares in regard to the S-8.

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

   Quarter ending      Bid       Ask       Bid        Ask
                       High     High       Low        Low
November 93                0     25.000         0     25.000
February 94                0     25.000         0     25.000
May  94                 .250     25.000      .250     25.000
August 94              1.000     25.250      .250     25.000
November 94           11.250     37.500     1.000      5.000
February 95           13.125     15.000    10.000     13.250
May  95               12.875     19.000     1.000      5.250
August 95              9.000     19.500      .125      5.000
November 95            7.063     12.000     2.500      5.500
February 96           12.000     15.000     6.125      6.125
May  96               20.625     22.000    10.875      12.00
August 96             22.750     25.000     6.000      6.000
November 96           12.625     15.000      .500      4.000
February 97            11.50       7.50      1.00        .50
Current April 16,       1.75        .88
1997
The above quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

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

Item 6.   Management's Discussion and Analysis or Plan of Operation

Results of operations

     The Company realized a net loss on operations of $ 310,344 for the Quarter ended February 28, 1997, with $ 66,092 of revenues. The Company in the quarter ending February 28, 1996, had losses of $ 789,801 with no revenues

 Plan of operation

     Loss on operations for the Company for the quarter ended 1996 was $789,801 as compared to a loss of $ 310,344 in fiscal 1997. This is a 60% reduction in losses from the prior year in the same quarter. The Company will, over the next 12 months, rely on the revenues from its subsidiaries, collection of notes receivable and additional funding through the sale of common stock or loans colateralized through common stock. The decrease in losses was a result of reducing interest expenses, in 1996 $ 551,335 and $ 16,218 in 1997. Revenues in the first quarter were $ 66,092 as compared to $ 0.00 in the First quarter of last year. The $66,092 in revenues are 59.4% of the entire revenues ($111,163) obtained in 1997 Development for the subsidiaries' products will be ongoing throughout the year with no expected purchase of significant equipment or plants at this time. There is no expected significant change in the number of employees at this time Pilot projects that were started in the third quarter of 1996 should roll over into full production by the end of the second quarter in fiscal 1997, generating larger revenues in the beginning of the third quarter. Additional pilot projects are in negotiations and are expected to come on-line at the beginning of the second quarter of 1997

Liquidity and capital Resources

     As of February 28, 1997, the Company had a negative working capital of $ 1,012,400, consisting of $ 35,032 in current assets and $1,047,432 in current liabilities. The Company had a negative working capital of $ 842,209 at quarter ended February 28, 1996, This is a 19.5 % decrease in working capital compared to February 28, 1996. The Company is dependent on achieving profitable operations through its recent acquisitions and the collection of outstanding receivable to continue as a going concern.

     The Company had total assets of $ 2,286,671, at February 28, 1997, and total liabilities of $ 1,732,235. Shareholder equity is $ 554,436 as compared to $ 1,855,039 quarter ended February 28, 1996.

Cash Flows

     The Company had a net loss for the quarter ended February 28, 1997, of $ 310,344. The cash provided by the operations toward this loss was $ 25,670 .
The largest area of the loss was the result of non-cash transactions to the Company $ 120,435, (38.8%), was the result of amortization and depreciation. The cash used in investing was $ 35,392 (11%), of the total loss.
     Management's plans for correcting these deficiencies include, the future sales of the licensed products and to raise capital through the issuance of common stock to assist in providing to the company the liquidity necessary to retire the outstanding debt and meet operating expenses. In the longer term, the Company plans to achieve profitability through operations of the subsidiaries, however there are no assurances that profitability will be achieved.

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

Richard Dowler, Director, Chief Financial Officer Controller

     Richard Dowler, age 36, is currently the Chief Financial Officer and Director of Operations for the Company, serving in such positions since August 1995. Prior to this he was the Director of Operations for S.W. Carver Corp. for five years.
     From 1986 to 1990, Mr. Dowler was General Manager for a construction firm, overseeing the estimating, purchasing and accounting departments. Mr. Dowler has been directly responsible for up to eight projects running simultaneously with over one hundred fifty employees with budgets of over $ 1,000,000 .

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

     Cash renumeration accrued for services in all capacities rendered to the Company ended November 30, 1996, to all directors and officers as a group was as follows:

     Name of individual       Capacities in       Cash or cash equivalent
     or number of persons     in which served     forms of remuneration
     in group

     Robert A. Spigno         CEO/President                  $  18833

     All officers and directors
     as a group (three persons)                              $  39598

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

   Name      Exercisable  Unexercisable  Exercisable   Unexercisable

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

    Item 11.  Security Ownership of Certain Beneficial Owners and Management

     As of February 28, 1997, the Company had 2,775,729 outstanding shares of common stock. Each common share entitles the holder to one vote on any matter submitted to shareholders for approval. The Company has authorized 1,000,000 shares of Class A Preferred Stock, $1.00 par value per share, of which 20,500 shares currently are issued and outstanding. Preferred Class A stock has 100 to
   1 voting rights. Also authorized are 1,000,000 shares of Class B. Preferred Stock, $1.00 par value per share. Class B Preferred stock has conversion rights of 10 shares common stock to 1 share Preferred Class B of which no shares currently are issued and outstanding.


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

Item 13.  Exhibits and Reports on Form 8-K
     (a)  Exhibits
27.0           Financial Data Schedule
99.0           Financial statements
     (b) During the Registrant's fiscal quarter ended February 28, 1997, the registrant filed the following current reports on Form 8-K:
none
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.


                              CONECTISYS CORPORATION





Date: April 18, 1997               By  /S/  Robert A. Spigno
                                   Robert A. Spigno, President

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                 Title                   Date



/S/ Robert A. Spigno      Chairman of the Board,  April 18, 1997
(Robert A. Spigno)        Chief Executive
                          Officer, President and
                          Director


 /S/ Richard Dowler       Chief Financial Officer April 18, 1997
(Richard Dowler)          (Principal Financial
                          Officer and Principal
                          Accounting Officer),
                          and Director

 /S/ Patricia A. Spigno   Secretary, Treasurer    April 18, 1997
(Patricia A. Spigno)      and Director