Form 10QSB
period 1997-05-30
CONECTISYS CORP
filed 1997-07-14
CIK 790273

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C.  20549

                                   FORM 10-QSB

(Mark One)

[X] Quarterly report pursuant to section 13 or 15(d)of the Securities Exchange Act of 1934
For the quarter ended May 30,1997.

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

     Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(b) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2)has been subject to such filing requirements for the past 90 days. [X]Yes[]No

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B Contained herein, and disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-QSB. [X]

State Issuer's revenues for it's most recent fiscal year: $ 111,163

    The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold on May 30, 1997 was $ 624,635. For the purpose of the foregoing calculation only, all directors and executive officers of the registrant have been deemed affiliates.
The number of shares outstanding of each of the issuer's classes of common equity, as of May 31, 1997 was 2,796,279
                                     PART I

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

  In November 1996, PrimeLink delivered its first UtiliComm units to Transdata. These units are the first for electric meters from PrimeLink. Transdata supplies Enron Corp. with these meters. To date, other orders have been received, but of no significant dollar value and there can be no assurance that there will be any additional orders.

  In April 1997, PrimeLink signed a lease agreement with Enogex Inc., a subsidiary of OEG Energy Group. PrimeLink will provide the equipment to Enogex for the purpose of wireless data gathering from remote gas wells. The lease is for an initial 26 pilot sites. After 45 days of the pilot, the lease calls for an additional 224 units to be installed within 18 months. The lease will continue for an additional 48 months.

  In late April 1997 Primelink signed a Development and Marketing Alliance with Williams Wireless. The alliance provides for joint development of a wide range of products and cross licensing of the technology. This agreement provides Primelink with immediate entry into the fastest growing new wireless market in the country: data gathering and remote monitoring.

  In May 1997, PrimeLink received an order for 150 of its TransComm units from Corn Dancer Inc. to be utilized in their water vending machines. A portion of the purchase order is to develop host soft ware exclusive for the needs of Corn Dancer Inc.

  In June 1997, PrimeLink received from Sonat marketing Company LP an order for a pilot program to begin in August of this year.

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

       On December 10, 1996, The Company signed a promissory note to the order of Black Dog Ranch LLC (BDR). This note was rewritten in June 1997 and reduced to $ 171,396.50 to properly reflect the amount that the company received from the sale of stock that BDR owned.

     On March 26, 1997, the Company agreed to issue Noel Guardi 4,550 shares of its restricted common stock for partial payment of services rendered.

     On April 4, 1997, Conectisys issued 16,000 shares of restricted common stock to settle its law suit with the former director Case # 96 cv 2585

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

     The company has three key suppliers: Echelon Corporation, producers of the neuron processor chip, SkyTel; providers of the telecommunication network; and Motorola, producers of the Two-Way pager component.

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


Employees

     As of May, 1997, the Company and its subsidiaries employed 8 full time employees, of whom 3 are officers of Conectisys. At this time there are no grievances of any kind from the employees of the Company.

  Item 2. Description of Property

     The Company's principal executive offices are located at 7260 Spigno Place, Agua Dulce, California 91350. The space is leased from SWC, a related party. The lease is for office space (1090 Square feet) and equipment to run the day to day operations of the corporation. The lease was for a period 11 months at $ 2000.00 per month that expired in December 1996. The lease was renewed in January 1997 for an additional 12 months and there is an option to purchase at the end of the period The terms of the lease are below what could be obtained from an outside 3rd party. Management believes that its corporate offices are suitable and more than adequate for its present needs. There are no plans to lease any additional space.
     The location for PrimeLink is 9875 Widmer Rd, Lenexa, Kansas 66215. PrimeLink rents approximately 1100 square feet of space from Johnson County Business Tech Center for $ 1200.00 per month.
TechniLink is located at 7260 Spigno Place Agua Dulce, CA 91350

Item 3.   Legal Proceedings

     There is one legal proceeding pending to which the Company is a party. The case, Securities and Exchange Commission (Plaintiff) Vs. Andrew S. Pitt, Conectisys Corp., Devon Investments Advisors, Inc., B & M Capital Corp., Mike Zaman, and Smith Benton & Hughes, Inc. (Defendants) Civil Case # 96-4164. The Case Alleges that a fraudulent scheme was orchestrated and directed by the defendants to engage in the sale and distribution of unregistered shares of Conectisys by creating the appearance of an active trading market for the stock of Conectisys and artificially inflating the price of its shares. In the suit the SEC seeks disgorgment of profits from illegal activity and permanent injunctions from violating securities laws. The SEC does not seek any civil penalties from the Company.
     The Company brought suit against former directors and officers of the Corporation. The suit is for the improper issuance of stock to the former Directors and Officers. The case has been settled as described in the Other Matters section

Item 4.   Submission of Matters to a Vote of Security Holders

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

   Quarter ending      Bid       Ask       Bid        Ask
                       High     High       Low        Low
November 93                0     25.000         0     25.000
February 94                0     25.000         0     25.000
May  94                 .250     25.000      .250     25.000
August 94              1.000     25.250      .250     25.000
November 94           11.250     37.500     1.000      5.000
February 95           13.125     15.000    10.000     13.250
May  95               12.875     19.000     1.000      5.250
August 95              9.000     19.500      .125      5.000
November 95            7.063     12.000     2.500      5.500
February 96           12.000     15.000     6.125      6.125
May  96               20.625     22.000    10.875      12.00
August 96             22.750     25.000     6.000      6.000
November 96           12.625     15.000      .500      4.000
February 97            11.50       7.50      1.00        .50
May 97                  2.25       2.37       .75       1.00
Current July 11,        1.01       1.24
1997
The above quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

     The Company was advised by the Division of Enforcement of the Securities and Exchange Commission that the Division is conducting an investigation concerning recent trading in the Company's common stock. The price of the common stock had risen dramatically from February 1996, through June 1996, despite the fact that the Company continues to have operating losses and had not received any material purchase commitments from customers. The price of the stock fell when the Securities and Exchange commission placed a temporary restraining order on Smith Benton and Hughes, a principal market maker at that time.

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

Item 6.   Management's Discussion and Analysis or Plan of Operation

Results of operations

     The Company realized a net loss on operations of $ 288,671 for the Quarter ended May 31, 1997, with $ 142,002 of revenues. Operations for the 6 month period ended may 31, 1997 resulted in a $ 599,015 net loss with revenues of
$208,094   The Company  in the 6 month period ended May 31, 1996, had losses of
$ 1,097,418 with no revenues.

 Plan of operation

     Loss on operations for the Company for the second quarter ended 1996 was $1,097,418 as compared to a loss of $ 599,015 in fiscal 1997. This is a 45.4% reduction in losses from the prior year in the same period. The Company will, over the next 12 months, rely on the revenues from its subsidiaries, collection of notes receivable and additional funding through the sale of common stock or loans colateralized through common stock. The decrease in losses was a result of reducing interest expenses, in 1996 $ 551,335 were in the first quarter alone. Revenues in the first quarter fiscal 1997 were $ 66,092 and $ 142,002 in the second quarter as compared to $ 0.00 in the First and second quarter of last year. The $ 208,094 in revenues are 187% of the entire revenues ($111,163) obtained in 1996 Development for the subsidiaries' products will be ongoing throughout the year with no expected purchase of significant equipment or plants at this time. There is no expected significant change in the number of employees at this time Pilot projects that were started in the third quarter of 1996 should roll over into full production by the end of the third quarter in fiscal 1997, generating larger revenues in the beginning of the third quarter. Additional pilot projects are in negotiations and are expected to come on-line at the beginning of the third quarter of 1997

Liquidity and capital Resources

     As of May 31, 1997, the Company had a negative working capital of $ 1,154,227, consisting of $ 73,433 in current assets and $1,227,660 in current liabilities. The Company had a negative working capital of $ 1,177,968 at quarter ended February 28, 1996, This is a 2 % increase in working capital compared to May 31, 1996. The Company is dependent on achieving profitable operations through its recent acquisitions and the collection of outstanding receivable to continue as a going concern.

     The Company had total assets of $ 2,237941, at May 31, 1997, and total liabilities of $ 1,952,179. Shareholder equity is $ 285,762 as compared to $1,574,491 quarter ended February 28, 1996.

Cash Flows

     The Company had a net loss for the second quarter ended May 31, 1997, of $ 599,015. The cash used in operations toward this loss was $ 11,726 . The largest area of loss was the result of non-cash transactions to the Company $ 242,175, (40.4%), was the result of amortization and depreciation. The cash used in investing was $ 42,545 (7%), of the total loss.
     Management's plans for correcting these deficiencies include, the future sales of the licensed products and to raise capital through the issuance of common stock to assist in providing to the company the liquidity necessary to retire the outstanding debt and meet operating expenses. In the longer term, the Company plans to achieve profitability through operations of the subsidiaries, however there are no assurances that profitability will be achieved.

Effect of inflation

     Inflation did not have any significant effect on the operations of the company during the fiscal year ending November 30, 1996. Further, inflation is not expected to have any significant effect on future operations of the Company.

The Financial Accounting Standards Board (FASB) Impact

     Statement of FASB standards No. 121 "Accounting for the impairment of long lived assets and for long lived assets to be disposed of" (SFAS No. 121) is effective for financial statements for fiscal years beginning after December 15, 1995. The new standard establishes new guidelines regarding when impairment losses on long lived assets, which include plant and equipment, certain identifiable intangible assets and goodwill, should be recognized and how impairment losses should be measured. The Company does not expect adoption to have a material effect on its financial position or result of operations SFAS No 123 "Accounting for stock based compensation" (SFAS No 123) Issued by the FASB is effective for specific transactions entered into after December 15, 1995. While the disclosure requirements of SFAS No 123 are effective for financial statements for fiscal years beginning no later than December 15, 1995. The new standard establishes a fair value method of accounting for stock based compensation plans and for transactions in which an entity acquires goods and services from non-employees in exchange for equity instruments. At the present time, the Company has not determined if it will change its accounting policy for stock based compensation or only provide the required financial statement disclosures. As such, the impact on the Company's financial position and results of operation is currently unknown

     On March 3, 1997, FASB issued Statement of Financial Accounting Standards No. 128, Earnings per Share (SFAS 128). This pronouncement provides a different method of calculating earnings per share than is currently used in accordance with APB 15, Earnings per Share. SFAS 128 provides for the calculation of Basic and Diluted earning per share. Basic earnings per share includes no dilution and is computed by dividing income available to common share holders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earning of the entity, similar to fully diluted earnings per share. This pronouncement is effective for fiscal years and interim periods ending after December 15, 1997; early adoption is not permitted. The Company has not determined the effect, if any, of adoption on its EPS computation(s)

Item 7.   Financial Statements

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

Stock Option Exercises and option values

Fiscal year end option values
               Number of Unexercised    Value of Unexercised, In
              Option Shares at Fiscal     the Money Options at
                     Year End               Fiscal Year End

   Name              Exercisable  Unexercisable  Exercisable   Unexercisable

Robert Spigno          1,471,195      0        $ 8,827,170       0

Patricia Spigno          500,000      0        $ 3,000,000       0

Richard Dowler           500,000      0        $ 3,000,000       0






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

    Item 11.  Security Ownership of Certain Beneficial Owners and Management

     As of February 28, 1997, the Company had 2,796,279 outstanding shares of common stock. Each common share entitles the holder to one vote on any matter submitted to shareholders for approval. The Company has authorized 1,000,000 shares of Class A Preferred Stock, $1.00 par value per share, of which 20,500 shares currently are issued and outstanding. Preferred Class A stock has 100 to
   1 voting rights. Also authorized are 1,000,000 shares of Class B. Preferred Stock, $1.00 par value per share. Class B Preferred stock has conversion rights of 10 shares common stock to 1 share Preferred Class B of which no shares currently are issued and outstanding.


Beneficial Owners Owning  Number Of   Percentage
       5% or more          Shares      of common
                                         Stock

Karl E. Elliott              350,000       12.52%
Patricia A. Spigno (2)        28,805        1.03%
Robert A. Spigno (1)         355,426       12.71%
Masha Post Commercial        229,962        8.22%
Trading
Donald I. & Elizabeth V.     350,000       12.61%
Wallace
Claudia J. Zaman             355,368       12.71%
Frank Bellusci               260,000        9.30%

Security ownership of
Management

Richard Dowler                 3,494         .12%
Patricia A. Spigno            28,805        1.03%
Robert A. Spigno             355,426       12.71%

Total Directors and          387,739        13.8%
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

Item 13.  Exhibits and Reports on Form 8-K

     (a)  Exhibits
10.1           Lease contract
10.2           Development and Marketing agreement
27.0           Financial Data Schedule
99.0           Financial statements

     (b) During the Registrant's fiscal quarter ended May 31, 1997, the registrant filed the following current reports on Form 8-K:

8-K Filed June 30, 1997
8-K Filed May 28, 1997
8-K Filed May 1, 1997
8-K Filed  April 22 1997

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.


                              CONECTISYS CORPORATION





Date: July 11, 1997           By  /S/  Robert A. Spigno
                                   Robert A. Spigno, President

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                 Title                   Date



/S/ Robert A. Spigno      Chairman of the Board,   July 11, 1997
(Robert A. Spigno)        Chief Executive
                          Officer, President and
                          Director


 /S/ Richard Dowler       Chief Financial Officer July 11, 1997
(Richard Dowler)          (Principal Financial
                          Officer and Principal
                          Accounting Officer),
                          and Director

 /S/ Patricia A. Spigno   Secretary, Treasurer    July 11, 1997
(Patricia A. Spigno)      and Director