Form 10QSB
period 1997-08-31
CONECTISYS CORP
filed 1997-10-10
CIK 790273

U.S. SECURITIES AND EXCHANGE COMMISSION
                   Washington D.C.  20549

                         FORM 10-QSB

(Mark One)

[X] Quarterly report pursuant to section 13 or 15(d)of the Securities Exchange Act of 1934
For the quarter ended August 31, 1997.

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

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(b) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2)has been subject to such filing requirements for the past 90 days.
[X]Yes[ ]No

Check if there is no disclosure of delinquent filers in response to Item
405 of Regulation S-B Contained herein, and disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-QSB. [X]

State Issuer's revenues for it's most recent fiscal year: $ 111,163

The aggregate market value of the voting stock held by non- affiliates computed by reference to the price at which the stock was sold
on August 29, 1997 was $  $   329,930.25. For the purpose of the foregoing
calculation only, all directors and executive officers of the registrant have been deemed affiliates.
The number of shares outstanding of each of the issuer's classes of common equity, as of August 31, 1997 was 3,245,429

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

The key concept behind PrimeLink's business is the unique combination of existing technologies to provide low cost monitoring and control equipment combined with low cost communications for sites where real- time monitoring is not required. The monitoring and control products will be based on an industry-leading data acquisition software kernel. The benefit of using this kernel is that it is well proven and already supports a wide range of industry communication protocols.

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

In June of 1996, PrimeLink signed a pilot project with Wiltech a division of Williams Natural Gas. The total value of this project is approximately 1.8 million dollars. The initial Flowcomm units for this pilot were installed in November.

In November 1996, PrimeLink delivered its first UtiliComm units to Transdata. These units are the first for electric meters from PrimeLink. Transdata supplies Enron Corp. with meters. To date, other orders have been received, but of no significant dollar value and there can be no assurance that there will be any additional orders.

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

In June 1997, PrimeLink received from Sonat marketing Company LP an order for a pilot program to begin later this year.

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

Other Matters
On January 2, 1996, S.W. Carver ("SWC") a California corporation owned primarily by Robert Spigno, loaned the Company an additional amount of $50,000. The loan is payable on demand and the unpaid principal is due and payable December 15, 1996. The loan bore interest at the rate of 10% per annum. Interest was waived to the $50,000 loan at the same time 800,000 restricted share was issued for collateral to the $400,000 loan from SWC to TechniLink. The restricted shares that were issued to this transaction were returned to the Corporation in June of 1996 and interest was reinstated to the loans, There has been no principal or interest payments towards the $ 400,000 note as of November 30, 1996. In March of 1996 SWC sold to the Company's subsidiary TechniLink a vehicle for the use of its president. The cost of the vehicle was $12,000 on account.
The terms of this note are 3 years at 12% interest No interest or principal was paid in fiscal 1996 for this loan The total outstanding principal to SWC was $ 513,311 as of November 30, 1996

On February 21, 1996, the Company entered into an Investment Banking
Agreement (The Agreement) with Chalet Capital Corp. (CCC) The term of the agreement is for a period of two years. CCC will perform investment banking services consisting of consulting on the public securities market, investor relations, possible merger candidates. In consideration of their services the Company shall grant an option to purchase 1,000,000 shares at $2.50 per share. As part of the agreement CCC was required to exercise its option for 100,000 shares within 30 days for a total of $ 250,000. CCC as of May 1996 paid the company approximately $ 250,000. CCC has also performed consulting services to the Company. In October the Company issued 130,800 shares to CCC. The company through an S-8 registered 1,000,000 shares per the Agreement. The 130,800 shares were returned and converted to free trading shares per the agreement. At the Company's annual meeting in November, attending shareholders expressed concern over the S-8. The Company through an 8-K canceled the issuance of any other shares in regard to the S-8.

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

On March 19, 1996, the Board of Directors of the Company authorized the Company to open an account with Oppenheimer & Co., Inc. In connection therewith, certificates for an aggregate of 1,000,000 shares of the Company's common stock which are beneficially owned by Robert A. Spigno were deposited with Oppenheimer. Several months later S.W. Carver requested that its 800,000 shares be returned to the treasury. This leaves 200,000 shares of Robert Spigno's stock in this account It is the Company's hope that Oppenheimer will become a market maker in the Company's common stock.

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

On August 20,1996 300,000 shares of Rule 144 common stock were issued to Savoia Corporation, for a loan secured by the shares. The shares were returned, when funding could not be acquired. These shares are not included in the outstanding shares.

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

On April 4, 1997, Conectisys issued 16,000 shares of restricted common stock to settle its law suit with the former directors Case # 96 cv 2585

On July 10, 1997 , Conectisys issued 30,000 shares to James Sharmat for a portion of his attorney fees

On July 14, 1997, the Company issued 300,000 shares of restricted common stock under rule 144 to an investor in a private placement

On August 11, 1997 the Company issued the Board of Directors in lieu of cash compensation for attendance to meetings of the Board of Directors shares of restricted common stock under rule 144.

On August 21, 1997   Patricia Spigno resigned as a member of the Board of
Directors. The remaining board members have accepted Karl Elliott's desire to become a member of the Board until the next shareholders vote on such matter

Competition
Conectisys with its subsidiaries PrimeLink and TechniLink have minimal competition in most markets. PrimeLink's device FloComm that replaces mechanical chart recorders in the field for the petro-chemical industry has no known competition to date using Two-Way paging technology. Mechanical chart recorders are predominant in the industry today. The closest competitor uses spread spectrum radio which the FlowComm product is adaptable to. The TransComm unit is utilized in the vending machine market has no competition using SkyTel's Two-Way Paging technology. Cellular and dedicated line telephone are the closest
competition to the TransComm device   The device that PrimeLink uses for
automatic meter reading (AMR) has the most competition. The major difference between the competition and PrimeLink's device is that the competition utilizes spread spectrum radios that either have a drive by collection process or require the build out of transmission sites. PrimeLink in connection with SkyTel uses Two-Way Paging technology to accomplish this without the extra costs.

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

Customers
Revenues for the Company have come from two major companies. Williams Wireless and Coca Cola. Williams Wireless is part of The Williams Companies,

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

Employees
As of August, 1997, the Company and its subsidiaries employed 7 full time employees, of whom 3 are officers of Conectisys. At this time there are no grievances of any kind from the employees of the Company.

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

There is one legal proceeding to which the Company is a party. The case, Securities and Exchange Commission (Plaintiff) Vs. Andrew S. Pitt, Conectisys Corp., Devon Investments Advisors, Inc., B & M Capital Corp., Mike Zaman, and Smith Benton & Hughes, Inc. (Defendants) Civil Case # 96-4164. The Case Alleges that a fraudulent scheme was orchestrated and directed by the defendants to engage in the sale and distribution of unregistered shares of Conectisys by creating the appearance of an active trading market for the stock of Conectisys and artificially inflating the price of its shares. In the suit the SEC seeks permanent injunctions from violating securities laws.
The SEC does not seek any civil penalties from the Company. The courts having conducted a trial of this matter without a jury and taken it under submission
, found for the plaintiff as follows: against Conectisys on the claim that the defendent violated section 5(a), 5(C), 17(a). Conectisys was NOT found to have violated section 10(b), 10(b-5), or 15(c). The Plaintiff was ordered to file proposed findings of fact and conlusions of law. After the court settles the findings and conclusions, the court will enter further orders with respect remedy or remedies to be granted to the plaintiff.

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

PART II

Item 5.   Market for Common Equity and Related Stockholder
Matters

When traded, the Company's shares are traded on the NASDAQ electronic over-the-counter bulletin board. Bid and asked quotations are reported on the bulletin board under the symbol CNES. As of September 15, 1997, there were four market makers quoting the stock. The following table indicates the range of high and low Ask/Bid information for the common stock for each fiscal quarter since December 1, 1993: All prices have been converted to reflect the 250-1 reverse stock split.

   Quarter ending      Bid       Ask       Bid        Ask
                       High     High       Low        Low
November 93                0     25.000         0     25.000
February 94                0     25.000         0     25.000
May  94                 .250     25.000      .250     25.000
August 94              1.000     25.250      .250     25.000
November 94           11.250     37.500     1.000      5.000
February 95           13.125     15.000    10.000     13.250
May  95               12.875     19.000     1.000      5.250
August 95              9.000     19.500      .125      5.000
November 95            7.063     12.000     2.500      5.500
February 96           12.000     15.000     6.125      6.125
May  96               20.625     22.000    10.875      12.00
August 96             22.750     25.000     6.000      6.000
November 96           12.625     15.000      .500      4.000
February 97            11.50       7.50      1.00        .50
May 97                  2.25       2.37       .75       1.00
August 97               1.25       1.25       .25        .25
Current September 15,   .25         .88
1997
  The above quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

The Company was advised by the Division of Enforcement of the Securities and Exchange Commission that the Division is conducting an investigation concerning recent trading in the Company's common stock.
The price of the common stock had risen dramatically from February 1996, through June 1996, despite the fact that the Company continued to have operating losses and had not received any material purchase commitments from customers. The price of the stock fell when the Securities and Exchange commission placed a temporary restraining order on Smith Benton and Hughes, a principal market maker at that time. The market dropped twice in the last 6 months. The first drop coinsided with the the company being enjoined in the law suit as described in in the legal proceedings section. The second drop coinsided with the news from the courts ruling

As of November 30, 1996, there were 551 shareholders of record of the Company's common stock.

Holders of the common stock are entitled to receive such dividends as may be declared by the Company's Board of Directors. The Company has not declared any cash dividends on its common stock since inception, and its Board of Directors have no present intention of declaring any dividends.

Item 6.   Management's Discussion and Analysis or Plan of
Operation
Results of operations

The Company realized a net loss on operations of $ 425,424 for the Quarter ended August 31, 1997, with $ 117,308 of revenues. Operations for the 9 month period ended August 31, 1997 resulted in a $ 1,024,439 net loss with revenues of
$325,402   The Company  in the 9 month period ended August 31, 1996, had losses of $ 1,270,276 with $ 70,197 revenues.

Plan of operation

Loss on operations for the Company for the third quarter ended 1996 was $1,270,276 as compared to a loss of $ 1,024,439 in fiscal 1997. This is a 19.3% reduction in losses from the prior year in the same period. The Company will, over the next 12 months, rely on the revenues from its subsidiaries, collection of notes receivable and additional funding through the sale of common stock or loans colateralized through common stock. Revenues in the first three quarter fiscal 1997 were $ 325,402 as compared to $ 70,197 in the first three quarters of last year. The $ 325,402 in revenues are a 216 % the increase over revenues obtained in the same period in 1996. Development for the subsidiaries' products will be ongoing throughout the year with no expected purchase of significant equipment or plants at this time. There is no expected significant change in the number of employees at this time Pilot projects that were started in the third quarter of 1996 should roll over into full production by the end of the fourth quarter in fiscal 1997, generating larger revenues in the beginning of the fourth quarter. Additional pilot projects are in negotiations.

Liquidity and capital Resources

As of August 31, 1997, the Company had a negative working capital of $ 1,109,909, consisting of $ 28,875 in current assets and $1,138,748 in current liabilities. The Company had a negative working capital of $ 1,154,227 at quarter ended May 30, 1997, This is a 3.8 % increase in working capital compared to May 30, 1997. In August 1996 the company had a deficency of $ 1,396,759 The Company is dependent on achieving profitable operations through its acquisitions and the collection of outstanding receivables to continue as a going concern.

The Company had total assets of $ 2,097,135, at August 31, 1997, and total liabilities of $ 1,864,598. Shareholder equity is $ 232,537 as compared to $864,778 fiscal year ended November 30, 1996.

Cash Flows

The Company had a net loss for the third quarter ended August 31, 1997, of $ 1,024,440. The cash used in operations toward this loss was $ 298,409. The largest area of loss was the result of non-cash transactions to the Company
$ 364,775, (35.6%), was the result of amortization and depreciation.
The cash used in investing was $ 56,616 (5.5%), of the total loss. The
Company sold appoximately $ 300,000 worth of its stock under rule 144 to finance a portion of its losses

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

The Financial Accounting Standards Board (FASB) Impact

Statement of FASB standards No. 121 Accounting for the impairment of long lived assets and for long lived assets to be disposed of(SFAS No. 121) is effective for financial statements for fiscal years beginning after December 15, 1995. The new standard establishes new guidelines regarding when impairment losses on long lived assets, which include plant and equipment, certain identifiable intangible assets and goodwill, should be recognized and how impairment losses should be measured. The Company does not expect adoption to have a material effect on its financial position or result of operations SFAS No 123 Accounting for stock based compensation (SFAS No 123) Issued by the FASB is effective for specific transactions entered into after December 15, 1995. While the disclosure requirements of SFAS No 123 are effective for financial statements for fiscal years beginning no later than December 15, 1995. The new standard establishes a fair value method of accounting for stock based compensation plans and for transactions in which an entity acquires goods and services from non-employees in exchange for equity instruments. At the present time, the Company has not determined if it will change its accounting policy for stock based compensation or only provide the required financial statement disclosures. As such, the impact on the Company's financial position and results of operation is currently unknown

On March 3, 1997, FASB issued Statement of Financial Accounting Standards
No. 128, Earnings per Share (SFAS 128). This pronouncement provides a different method of calculating earnings per share than is currently used in accordance with APB 15, Earnings per Share. SFAS 128 provides for the calculation of Basic and Diluted earning per share. Basic earnings per share includes no dilution and is computed by dividing income available to common share holders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earning of the entity, similar to fully diluted earnings per share. This pronouncement is effective for fiscal years and interim periods ending after December 15, 1997; early adoption is not permitted. The Company has not determined the effect, if any, of adoption on its EPS computation(s)

Item 7.   Financial Statements

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

Names                                   Position

Robert A. Spigno         Chief Executive Officer, President, and Chairman of
                         the Board
Richard Dowler           Chief Financial Officer and Director
Patricia A. Spigno       Secretary, Treasurer
Karl Elliott             Director

Robert A. Spigno,  President and Chief Executive Officer,
Director

 Robert A. Spigno, age 43, has been Chief Executive Officer, President and Chairman of the Board of the Company since August 1995. Prior thereto, Mr. Spigno received his General Contractors license from the State of California in 1978, and then ventured out to the Home Building Industries as a sole proprietor. In 1989, he formed a California corporation named S.W. Carver Corporation, which Mr. Spigno served as, President and Chairman of the Board since 1989.

Richard Dowler, Director, Chief Financial Officer Controller

Richard Dowler, age 37, is currently the Chief Financial Officer and
Director of Operations for the Company, serving in such positions since August 1995. Prior to this he was the Director of Operations for S.W. Carver Corp. for five years.

From 1986 to 1990, Mr. Dowler was General Manager for a construction firm, overseeing the estimating, purchasing and accounting departments. Mr. Dowler has been directly responsible for up to eight projects running simultaneously with over one hundred fifty employees with budgets of over $ 1,000,000 .


Patricia A. Spigno,  Secretary and Treasurer

Patricia A. Spigno, age 38, has been Secretary, Treasurer and a director of the Company since August 1995. Prior thereto, she has for nineteen years acted as a key management person in the operation of privately held companies. Since January 1990, she has acted as Secretary and Treasurer of S.W. Carver Corp.
Her involvement in these and other companies has been from the conceptual stage of the formation of the company through startup and then on to the daily operations.

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

Karl E. Elliott, Director

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

Responsibilities included implementation of the MIS System. The system is an IBM RISC 6000 using Sysbase RDMS. Software was developed using AIX (UNIX) and SQL. The system supports all aspects of the four district offices and one hundred plus employees. Other accomplishments include the creation of Systems Integration Division. Products that came out of this division 2 wire base field networks, Pole Top RTU and the Universal Network Manager(UNM). The UNM is a
STE based 16 port multiple protocol communication controller

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


Employment Contracts

On December 4, 1995, the Board of Directors approved employment agreements with its executive officers (of which two are members of the Board of Directors) and the payment of restricted stock to the officers for their past services. These agreements are incorporated by reference to the 10-K for the year ended November 30, 1995

On August 11, 1997 the employment agreements with the executive officers were amended with the following changes:

Robert Spigno

     THIS AMENDMENT AGREEMENT is made and entered into effective the 11th day of August, 1997, by and between Conectisys, Inc., a Colorado corporation ("CONECTISYS"),
("Employer"), and Robert Spigno  ("Employee").

     The following amendments to the language of the paragraphs as noted herein are hereby amended to the initial signing of the Employment Agreement, dated October 2, 1995, as follows;
     The amendments are effective September 1, 1997:

1. Employment and term. Employer hereby employs Employee and Employee hereby accepts employment from Employer to perform the duties set forth below, for a term of Five (5) years, subject to the provisions of this Agreement, and thereafter shall be automatically extended for subsequent five (5) year terms unless terminated as provided herein. Employee's employment hereunder shall be continued thereafter from term to term until either party shall give Sixty (60) days prior written notice of termination. Notwithstanding the foregoing, this Agreement may be sooner terminated as provided in Paragraph 8 hereof.

2. Duties. Employee shall devote his full time and efforts to the business of Employer, and shall be an officer of Conectisys holding the title of President / CEO.

3. Compensation. During the term of this Agreement, Employee shall receive as compensation for his services, an annual base salary of One Hundred Sixty Thousand Dollars($160,000). During the subsequent terms of employment under this agreement, Employer shall negotiate Employee's annual base salary in good faith; provided, however, that Employer shall pay Employee an annual base salary in such subsequent terms of employment in an amount no less than the annual base salary paid Employee during the term hereunder. Employee shall further receive a bonus, paid at year end, equal to six percent (6%) of all net profits before taxes earned by Conectisys. Employee shall further receive a bonus, paid at year end, equal to fifty percent (50%) of employee's salary for compensation to the employee's continuing employment to the Company ("Staying Bonus"). Staying Bonus shall be compensated for, with Conectisys Corp. restricted common stock under rule 144 ("The Stock"). The calculation for the value of the Stock will be, fifty percent (50%) of the average bid and ask price for the stock for the 30 days prior to the issuance. Employee shall have an option to purchase up to 500,000 shares of Conectisys Corporation restricted stock under rule 144, at a cost of Fifty (50%) of the average market value during the prior 30 days of trading; this option shall remain open for Three(3) years with an option to renew said option for an additional Three(3) years.

Richard Dowler


     THIS AMENDMENT AGREEMENT is made and entered into effective the 11th day of August, 1997, by and between Conectisys, Inc., a Colorado corporation ("CONECTISYS"),
("Employer"), and Richard Dowler ("Employee").

     The following amendments to the language of the paragraphs as noted herein are hereby amended to the initial signing of the Employment Agreement, dated October 2, 1995, as follows;
     The amendments are effective September 1, 1997:

1. Employment and term. Employer hereby employs Employee and Employee hereby accepts employment from Employer to perform the duties set forth below, for a term of Three (3) years, subject to the provisions of this Agreement, and thereafter shall be automatically extended for subsequent Three (3) year terms unless terminated as provided herein. Employee's employment hereunder shall be continued thereafter from term to term until either party shall give Sixty (60) days prior written notice of termination. Notwithstanding the foregoing, this Agreement may be sooner terminated as provided in Paragraph 8 hereof.

2. Duties. Employee shall devote his full time and efforts to the business of Employer, and shall be an officer of Conectisys holding the title of Chief Financial Officer.

3. Compensation. During the term of this Agreement, Employee shall receive as compensation for his services, an annual base salary of Eighty Thousand Dollars($80,000). During the subsequent terms of employment under this agreement, Employer shall negotiate Employee's annual base salary in good faith; provided, however, that Employer shall pay Employee an annual base salary in such subsequent terms of employment in an amount no less than the annual base salary paid Employee during the term hereunder. Employee shall further receive a bonus, paid at year end, equal to two percent (2%) of all net profits before taxes earned by Conectisys. Employee shall further receive a bonus, paid at year end, equal to fifty percent (50%) of employee's salary for compensation to the employee's continuing employment to the Company ("Staying Bonus"). Staying Bonus shall be compensated for, with Conectisys Corp. restricted common stock under rule 144 ("The Stock"). The calculation for the value of the Stock will be, fifty percent (50%) of the average bid and ask price for the stock for the 30 days prior to the issuance. Employee shall have an option to purchase up to 500,000 shares of Conectisys Corporation restricted stock under rule 144, at a cost of Fifty (50%) of the average market value during the prior 30 days of trading; this option shall remain open for Three(3) years with an option to renew said option for an additional Three(3) years.

Patricia Spigno

     THIS AMENDMENT AGREEMENT is made and entered into effective the 11th day of August, 1997, by and between Conectisys, Inc., a Colorado corporation ("CONECTISYS"),
("Employer"), and Patricia A. Spigno ("Employee").

     The following amendments to the language of the paragraphs as noted herein are hereby amended to the initial signing of the Employment Agreement, dated October 2, 1995, as follows;
     The amendments are effective September 1, 1997:

1. Employment and term. Employer hereby employs Employee and Employee hereby accepts employment from Employer to perform the duties set forth below, for a term of Three (3) years, subject to the provisions of this Agreement, and thereafter shall be automatically extended for subsequent Three (3) year terms unless terminated as provided herein. Employee's employment hereunder shall be continued thereafter from term to term until either party shall give Sixty (60) days prior written notice of termination. Notwithstanding the foregoing, this Agreement may be sooner terminated as provided in Paragraph 8 hereof.

2. Duties. Employee shall devote his full time and efforts to the business of Employer, and shall be an officer of Conectisys holding the title of Secretary / Treasurer.

3. Compensation. During the term of this Agreement, Employee shall receive as compensation for his services, an annual base salary of Eighty Thousand Dollars($80,000). During the subsequent terms of employment under this agreement, Employer shall negotiate Employee's annual base salary in good faith; provided, however, that Employer shall pay Employee an annual base salary in such subsequent terms of employment in an amount no less than the annual base salary paid Employee during the term hereunder. Employee shall further receive a bonus, paid at year end, equal to two percent (2%) of all net profits before taxes earned by Conectisys. Employee shall further receive a bonus, paid at year end, equal to fifty percent (50%) of employee's salary for compensation to the employee's continuing employment to the Company ("Staying Bonus"). Staying Bonus shall be compensated for, with Conectisys Corp. restricted common stock under rule 144 ("The Stock"). The calculation for the value of the Stock will be, fifty percent (50%) of the average bid and ask price for the stock for the 30 days prior to the issuance. Employee shall have an option to purchase up to 500,000 shares of Conectisys Corporation restricted stock under rule 144, at a cost of Fifty (50%) of the average market value during the prior 30 days of trading; this option shall remain open for Three(3) years with an option to renew said option for an additional Three(3) years.

Item 11. Security Ownership of Certain Beneficial Owners and Management

As of August 31, 1997, the Company had 3,245,429 outstanding shares of common stock. Each common share entitles the holder to one vote on any matter submitted to shareholders for approval. The Company has authorized 1,000,000 shares of Class A Preferred Stock, $1.00 par value per share, of which 20,500 shares currently are issued and outstanding. Preferred Class A stock has 100 to 1 voting rights. Also authorized are 1,000,000 shares of Class B. Preferred Stock, $1.00 par value per share. Class B Preferred stock has conversion rights of 10 shares common stock to 1 share Preferred Class B of which no shares currently are issued and outstanding.

Beneficial Owners Owning  Number Of   Percentage
       5% or more          Shares      of common
                                         Stock

Karl E. Elliott              350,000       10.78%
Patricia A. Spigno (2)        62,848        1.94%
Robert A. Spigno (1)         405,590       12.50%
Masha Post Commercial        229,962        7.09%
Trading
Donald I. & Elizabeth V.     350,000       10.78%
Wallace
Claudia J. Zaman             355,368       10.95%
Frank Bellusci               260,000        8.01%
Grespinet Investments        300,000        9.24%
Security ownership of
Management

Richard Dowler                37,537        1.16%
Patricia A. Spigno            62,848        1.94%
Robert A. Spigno             405,590       12.50%
Karl E Elliott               350,000       10.78%

Total Directors and          855,975        26.4%
Officers as a whole

Beneficial Owners Owning  Number of   Percentage
       5% or more          shares     of class A
                                       Preferred

Robert A. Spigno              20,500         100%


 (1) Does not include 62,848 shares owned by Patricia Spigno (spouse). The aggregate beneficially owned by Robert A. Spigno is Shares 468,438 (14.43%)
(2) Does not include 405,590 shares owned by Robert A. Spigno (spouse). The aggregate beneficially owned by Patricia A. Spigno is 468,438 Shares. (14.43%)

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

Effective March 21, 1995, the Board of TechniLink approved the purchase of a 1990 Ford Bronco from SWC for $12,000. The note for the vehicle is at 10% interest until March of 1998 No principal or interest has been paid toward this note.

Information concerning certain other related party transactions are contained in response to Item 1 and 11 and which are incorporated herein by this reference.

Item 13.  Exhibits and Reports on Form 8-K

     (a)  Exhibits

27.0           Financial Data Schedule
99.0           Financial statements

     (b)  During the Registrant's fiscal quarter  ended
August 31, 1997, the
registrant filed the following current reports on Form 8-K:

8-K Filed June 30, 1997

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.


                              CONECTISYS CORPORATION





Date: Spetember 19, 1997           By  /S/  Robert A. Spigno
                                   Robert A. Spigno,
President

     Pursuant to the requirements of the Securities Exchange
Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                 Title                   Date



/S/ Robert A. Spigno      Chairman of the Board,   September 19,
(Robert A. Spigno)        Chief Executive          1997
                          Officer, President and
                          Director


 /S/ Richard Dowler       Chief Financial Officer September 19,
(Richard Dowler)          (Principal Financial    1997
                          Officer and Principal
                          Accounting Officer),
                          and Director

 /S/ Patricia A. Spigno   Secretary, Treasurer    September 19,
(Patricia A. Spigno)                              1997