Form 10KSB
period 1997-11-30
CONECTISYS CORP
filed 1998-03-17
CIK 790273

U.S. SECURITIES AND EXCHANGE COMMISSION
                   Washington D.C.  20549

                         FORM 10-KSB

(Mark One)

[X] Quarterly report pursuant to section 13 or 15(d)of the Securities Exchange Act of 1934
For the year ended November 3, 1997.

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B Contained herein, and disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-QSB. [X]

State Issuer's revenues for it's most recent fiscal year: $ 380,642

 The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold on Feburary 17, 1998 was $ 7,052385. For the purpose of the foregoing calculation only, all directors and executive officers of the registrant have been deemed affiliates.

The number of shares outstanding of each of the issuer's classes of common equity, as of November 30, 1997 was 4,677,268

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

Potential applications are numerous, including electric and gas utility meters; pipeline gas flow measurement; vending machine monitoring; and transportation monitoring and tracking are just some of the potential applications of the technology. PrimeLink to entered the market with a vending machine product. The electricity meter market (over 65 million unit market) is being aggressively pursued as PrimeLink establishes itself.

The key concept behind PrimeLink's business is the unique combination ofexisting technologies to provide low cost monitoring and control equipment combined with low cost communications for sites where real-time monitoring is not required. The monitoring and control products will be based on an industry-leading data acquisition software kernel.

PrimeLink's current product line consists of the following:

       TransComm-     This product provides Two-Way access to SkyTel 2 Way
networks which provides inexpensive data transfer services for small amounts of data. TransComm is ideal for applications where small amounts of data (about 128 bytes per day) are required infrequently, such as electric utility meter reading, gas utility meter reading, pipeline gas flow measurement, pipeline cathodic protection monitoring, pipeline leak detection monitoring, and location monitoring, etc.

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

       PrimeServer- In order to simplify integration of the PrimeLink data into a customer's system, we will provide a gateway product called PrimeServer which handles all network interaction and delivers the data to the customer in the optimum protocol and physical interface, i.e., MODBUS over the internet. PrimeServer is located at PrimeLink's California Office.

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

In April 1997, PrimeLink signed a lease agreement with Enogex Inc., a subsidiary of OEG Energy Group. PrimeLink will provide the equipment to Enogex for the purpose of wireless data gathering from remote gas wells. The lease is for an initial 26 pilot sites. After 45 days of the pilot, the lease calls for an additional 224 units to be installed within 18 months. The lease will continue for an additional 48 months. This agreement was terminated in October of 1997

In late April 1997 Primelink signed a Development and Marketing Alliance with Williams Wireless. The alliance provides for joint development of a wide range of products and cross licensing of the technology. This agreement provides Primelink with immediate entry into the fastest growing new wireless market in the country: data gathering and remote monitoring.

In May 1997, PrimeLink received an order for 150 of its TransComm units from Corn Dancer Inc. to be utilized in their water vending machines. A portion of the purchase order is to develop host software exclusive for the needs of Corn Dancer Inc.




In September 1997 Consolidated Edison (ConEd)of New York placed an order with PrimeLink for the monitoring of its Steam operations in the Manhattan Area. Primelink beleives that this initial order with ConEd will lead to the introduction of its product into other markets within the Consolidated Edison organization (i.e. electric, & gas meter reading

Business and Products of TechniLink
TechniLink Technology Manufacturing, Inc. ("TechniLink") is a multifaceted corporation who provides products and services for the Industrial Automation Market. The products consist of hardware and software to ensure an industrial plant's ability to automate more efficiently.

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

Other Matters
On January 2, 1996, S.W. Carver ("SWC") a California corporation owned primarily by Robert Spigno, loaned the Company an additional amount of $50,000. The loan is payable on demand and the unpaid principal is due and payable December 15, 1996. The loan bore interest at the rate of 10% per annum. Interest was waived to the $50,000 loan at the same time 800,000 restricted share was issued for collateral to the $400,000 loan from SWC to TechniLink. The restricted shares that were issued to this transaction were returned to the Corporation in June of 1996 and interest was reinstated to the loans, There had been no principal or interest payments towards the $ 400,000 note as of November 30, 1996. In March of 1996 SWC sold to the Company's subsidiary TechniLink a vehicle for the use of its president. The cost of the vehicle was $12,000 on account. The terms of this note are 3 years at 12% interest No interest or principal was paid in fiscal 1996 for this loan The total outstanding principal to SWC was $ 513,311 as of November 30, 1996. In October 1997 all Notes to S.W. Carver and Robert Spigno were paid through the issuance of Conectisys Common Stock Restricted under Rule 144

 On July 17, 1996, the Company issued 500,000 shares to Adventuress Productions Inc. for the purpose of securing a loan. This transaction was not completed and the shares were returned to the Company in September 1996. These shares were returned to the transfer agent in October 1997

On July 25, 1996, Conectisys signed an agreement with Avonni Holding Group
Inc. (AHG). The agreement was for the investment of 6,000,000 shares of Rule 144 Common Stock with Avonni for 366 days The return on this investment would have been approximately 12% if funds were delivered, but because of the instability in the stock over the following months funding could not be secured and the stock certificates were returned to the Company and sent back to the transfer agent to be canceled

On August 20,1996 300,000 shares of Rule 144 common stock were issued to Savoia Corporation, for a loan secured by the shares. The shares were returned, when funding could not be acquired. These shares were returned to the transfer agent in October 1997 and canceled

On December 10, 1996, The Company signed a promissory note to the order of Black Dog Ranch LLC (BDR). This note was rewritten in June 1997 and reduced to $ 171,396.50 to properly reflect the amount that the company received from the sale of stock that BDR owned.

On March 26, 1997, the Company agreed to issue Noel Guardi 4,550 shares of its restricted common stock for partial payment of services rendered in November 1997 Mr. Guardi was authorized to receive an additional 4550 share of restriced common stock for services.




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

On August 21, 1997   Patricia Spigno resigned as a member of
the Board of Directors. The remaining board members have accepted Karl Elliott's desire to become a member of the Board until the next shareholders vote on such matter

In October 1997 the Company issued the officers of the corporation in lieu of cash restricted Common stock for unpaid salaries that had accrued through August 1997. The Board of Directors resolved to change transfer agents of the Company to Signature Stock Transfer located in Dallas, Texas. The Company approved a 1:20 Common stock reverse split that it expects to ratify at the next annual shareholders meeting. The Company saw it in its best interests to contract with two consultants to expand its development, marketing and sale of its products. An agreement with an investment banker was also signed. The Company agreed with Donald Wallace, the former president of PrimeLink, to a separation, which included his resignation as an Officer and from its Board of Directors

In November issued Common Stock to two attorneys for services rendered and Restricted Common Stock to a printer for services rendered. The company has reduced its assets because of the unlikelyhood that the Company will be able to collect on its recievable from CIPI. the company also reduced the value of the license from Technilink due to the lack of sales attributed to the license


Competition
Conectisys with its subsidiaries PrimeLink and TechniLink
have minimal
competition in most markets. PrimeLink's device FloComm that replaces mechanical
chart recorders in the field for the petro-chemical industry has only one competitor to date using Two-Way paging technology. Mechanical chart recorders are predominant in the industry today. The TransComm unit is utilized in the vending machine market has no competition using SkyTel's Two-Way Paging technology to the companies knowledge. Cellular and dedicated line telephone are the closest competition to
the TransComm device   The device that PrimeLink uses for
automatic meter reading (AMR) has the most competition. One competitor uses the similar two-way paging technology. The major difference between the other competitors devices and PrimeLink's device is that the competition utilizes spread spectrum radios that either have a drive by collection process or require the build out of transmission sites. PrimeLink in connection with SkyTel uses Two-Way Paging technology to accomplish this without the extra costs.

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

Customers
Revenues for the Company have come from two major companies.
Williams Wireless and
Coca Cola. Williams Wireless is part of The Williams
Companies. The Company has signed in the last quarter of 1997 a purchase order with Consolidated Edison, but no revenues were recieved in 1997 from this order.

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


Employees
As of November 30, 1997, the Company and its subsidiaries employed 7 full time employees, of whom 3 are officers of Conectisys. At this time there are no grievances of any kind from the employees of the Company.



Item 2. Description of Property

The Company's principal executive offices are located at 7260 Spigno Place,
Agua Dulce, California 91350. The space is leased from SWC, a related party. The lease is for office space (1090 Square feet) and equipment to run the day to day operations of the corporation. The lease was for 11 months at $ 2000.00 per month that expired in December 1996. The lease was renewed in January 1997 for an additional 12 months and there is an option to purchase at the end of the period. The Company plans to renew the lease again in 1998 The terms of the lease are below what could be obtained from an outside 3rd party. Management believes that its corporate offices are suitable and more than adequate for its present needs. There are no plans to lease any additional space.


     The location for PrimeLink has moved from Widmer Rd, Lenexa, Kansas 66215.
to 24730 Avenue Tibbits Unit 130 Valencia, CA 91355
PrimeLink leased approximately 600 square feet of of office space and 400 square feet warehouse space for $ 500 a month for a one year term. TechniLink is located at 7260 Spigno
Place Agua Dulce, CA 91350

Item 3.   Legal Proceedings

There are two legal proceeding to which the Company is a party. The first case, Securities and Exchange Commission (Plaintiff) Vs.
Andrew S. Pitt,
Conectisys Corp., Devon Investments Advisors, Inc., B & M
Capital Corp., Mike
Zaman, and Smith Benton & Hughes, Inc. (Defendants) Civil
Case # 96-4164. The
Case Alleges that a fraudulent scheme was orchestrated and directed by the defendants to engage in the sale and distribution of unregistered shares of
Conectisys by creating the appearance of an active trading market for the stock of Conectisys and artificially inflating the price of its shares. In the suit the SEC seeks permanent injunctions from violating securities laws. The SEC does not seek any civil penalties from the Company. The courts having conducted a trial of this matter without a jury and taken it under submission, found for the plaintiff as follows: against Conectisys on the claim that the defendant violated section 5(a), 5(C), 17(a). Conectisys was NOT found to have violated section
10(b), 10(b-5), or 15(c). The Plaintiff was ordered to file proposed findings of fact and conclusions of law. The
Plaintiff has  filed subsequent to the year ended November
30 1997 with its conclusions and finding and is requesting that the Company disgorge alleged profits plus interest totalling
$ 1,013,514.60. The Company has filed objections to their claims. After the court settles the findings and conclusions, the court will enter further orders with respect remedy or remedies to be granted to the plaintiff.

The second case is was brought by Clamar Capital Corp. (the "Plaintiff ") against Smith Benton & Hughes; Michael Zaman; Claudia Zaman; Andrew Pitt and Conectisys Corp.(collectively the "Defendants"). The case was brought before the District Court of Arapahoe, State of Colorado, case No. 97-CV-1442, Division 3. The Plaintiff did not specify an amount of damages that it seeks from the defendants.




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

PART II

Item 5.   Market for Common Equity and Related Stockholder
Matters

When traded, the Company's shares are traded on the electronic over-the-counter bulletin board. Bid and asked quotations are reported on the bulletin board under the symbol CNES. As of February 15, 1997, there were appoximately 7 market makers quoting the stock. The following table indicates the range of high and low Ask/Bid information for the common stock for each fiscal quarter since December 1, 1993: All prices have been converted to reflect the 250-1 and the 20:1 reverse stock splits.

   Quarter ending      Bid       Ask       Bid        Ask
                       High     High       Low        Low
November 93                0    500.000         0    500.000
February 94                0    500.000         0    500.000
May  94                5.000    500.000     5.000    500.000
August 94             20.000    505.000     5.000    500.000
November 94           225.00    750.000    20.000    100.000
February 95           262.50    300.000   200.000    265.000
May  95               257.50    380.000     2.500    105.000
August 95             180.00    390.000    50.000    100.000
November 95           141.26    240.000   122.500    110.000
February 96           240.00    300.000   122.500    122.500
May  96               412.50    440.000   217.500    240.000
August 96             455.00    500.000   120.000    120.000
November 96           252.50    300.000    10.000     80.000
February 97           230.00    150.000    20.000     10.000
May 97                45.000     47.400    15.000     20.000
August 97             25.000     25.000     5.000      5.000
November               5.000     17.600      .750       .750
Current February 27,   3.490      4.000
1997
  The above quotations reflect inter-dealer prices, without
                       retail mark-up,
     markdown or commission and may not represent actual
                        transactions.

As of November 30, 1997, there were approximately 566 shareholders of record of the
Company's common stock.


Holders of the common stock are entitled to receive such dividends as may be declared by the Company's Board of Directors. The
Company has not declared
any cash dividends on its common stock since inception, and its Board of
Directors have no present intention of declaring any dividends.

Item 6.   Management's Discussion and Analysis or Plan of
Operation
Results of operations

The Company realized a net loss on operations of $ 2,657,954 for the year ended
November 30, 1997, with $ 380,642 of revenues. The Company in the 12 month period ended November 30, 1996, had losses of $ 2,238,933 with $ 111,163 revenues.

Plan of operation

Loss on operations for the Company for the year ended 1996 was
$2,238,933 as compared to a loss of $ 2,657,954 in fiscal
1997. This is a 18%
increases in losses from the prior year in the same period. The Company will, over the next 12 months, rely on the revenues from its subsidiaries, collection of notes receivables and additional funding through the sale of common stock or loans colateralized through common stock. Revenues in fiscal 1997 were $ 380,642 as compared to $ 111,163 in year ended November 30, 1996. The $ 380,642 in revenues are a 242 % increase over revenues obtained in the same period in 1996. Development for the subsidiaries' products will be ongoing throughout the year with no expected purchase of significant equipment or plants at this time. There is no expected significant change in the number of employees at this time. The Company in the first quarter of fiscal 1998 shipped its first product to Consolidated Edison, Steam Divison, a new customer to PrimeLink. The Company is working diligently on this account.

Liquidity and capital Resources

As of November 30, 1997, the Company had a negative working capital of
$ 1,186,807, consisting of $ 20,577 in current assets and $1,207,384 in current liabilities. The Company had a negative working capital of
$ 780,357 at year ended November 30, 1996, This is a 52 % increase in negative working capital compared to November 30, 1997. The Company is dependent on achieving profitable operations through its acquisitions and the collection of outstanding receivables to continue as a going concern.

The Company had total assets of $ 1,306,567, at November 30,
1997, and total
liabilities of $ 1,207,384. Shareholder equity is $ 99,183 as compared to
$864,778 fiscal year ended November 30, 1996.



Cash Flows

The Company had a net loss for the year ended November 30, 1997, of
$ 2,657,954. The cash used in operations toward this loss was $ 354,355. The largest area of loss was the result of non-cash transactions to the Company
$ 690,603., (26%), was the result of service that were paid through the issuance of Common stock. The Company also had depreciation and amortorzation expenses of $ 502,421 this is approximately 19% of the total net loss. The Company had a $ 669,670 dollar provision for bad debt,(25%) The cash used in investing was $ 67,563 (2.5%), of the total loss. The Company sold approximately $ 399,980 worth of its stock under rule 144 and Regulation S to finance a portion of its losses.

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

Robert A. Spigno,  President and Chief Executive Officer,
Director

 Robert A. Spigno, age 44, has been Chief Executive Officer,
President and
Chairman of the Board of the Company since August 1995.
Prior thereto, Mr.
Spigno received his General Contractors license from the State of California in
1978, and then ventured out to the Home Building Industries as a sole proprietor. In 1989, he formed a California corporation named S.W. Carver
Corporation, which Mr. Spigno served as, President and Chairman of the Board since 1989.

Richard Dowler, Director, Chief Financial Officer Controller

Richard Dowler, age 38, is currently the Chief Financial
Officer and
Director of Operations for the Company, serving in such positions since August
1995. Prior to this he was the Director of Operations for S.W. Carver Corp. for five years.

From 1986 to 1990, Mr. Dowler was General Manager for a construction firm, overseeing the estimating, purchasing and accounting departments. Mr. Dowler has been directly responsible for up to eight projects running simultaneously with over one hundred fifty employees with budgets of over $
1,000,000 .


Patricia A. Spigno,  Secretary and Treasurer

Patricia A. Spigno, age 39, has been Secretary, Treasurer and a director of the Company since August 1995. Prior thereto, she has for nineteen years acted as a key management person in the operation of privately held companies. Since
January 1990, she has acted as Secretary and Treasurer of S.
W. Carver Corp.
Her involvement in these and other companies has been from the conceptual stage of the formation of the company through startup and then on to the daily operations.

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

Karl E. Elliott, Director

Karl Elliott, age 42, is currently Serving as President and Chairman of the
Board of TechniLink Technology Manufacturing Inc. a subsidiary of Conectisys
Corporation. He has served in this capacity since February
1995. Prior to this, from November 1994 to February 1995 he owned a sole proprietorship providing control system design services. From October 1988 to March 1995 He served as the
MIS Manager/ Systems Integration Manager for Valve Systems and Controls, A Crane
Company.

Significant Employees

Karl Elliott, age 42, is currently Serving as President and Chairman of the
Board of TechniLink Technology Manufacturing Inc. a subsidiary of Conectisys
Corporation. He has served in this capacity since February
1995. Prior to this,
from November 1994 to February 1995 he owned a sole proprietorship providing control system design services. From October 1988 to March
1995 He served as the
MIS Manager/ Systems Integration Manager for Valve Systems and Controls, A Crane
Company.

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

 Item 10. Executive Compensation

Renumeration

Cash renumeration accrued for services in all capacities rendered to the
Company ended November 30, 1996, to all directors and officers as a group was as follows:

     Name of individual       Capacities in       Cash or cash equivalent
     or number of persons     in which served     forms ofremuneration
     in group

     Robert A. Spigno         CEO/President            $  75,335

     All officers and directors
     as a group (four persons)                         $  200,032

The Company has plans for profit sharing, insurance and stock option plans for the benefit of its officer, directors or other employees for fiscal year
1998, but has not yet adopted any such programs. In 1994, the Company established a compensatory benefit plan, pursuant to which up to 20,000 shares of common stock may be issued to persons that the Board of Directors deems are owed some form of compensation for services to the Company.

Stock Option Exercises and option values

Fiscal year end option values

                            Number of Unexercised
Value of Unexercised, In
                            Option Shares at Fiscal
the Money Options at
                                     Year End
Fiscal Year End

   Name              Exercisable  Unexercisable  Exercisable Unexercisable

Robert Spigno     1,471,195           0             $3,677,987           0

Patricia Spigno     500,000           0             $1,250,000           0

Richard Dowler      500,000          0              $1,250,000           0


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

Item 11. Security Ownership of Certain Beneficial Owners and Management

As of November 30, 1997, the Company had 4,677,804 outstanding shares of common stock. Each common share entitles the holder to one vote on any matter submitted to shareholders for approval. The Company has authorized 1,000,000 shares of Class A Preferred Stock, $1.00 par value per share, of which 20,500 shares currently are issued and outstanding. Preferred Class A stock has 100 to
1 voting rights. Also authorized are 1,000,000 shares of Class B. Preferred
Stock, $1.00 par value per share. Class B Preferred stock has conversion rights of 10 shares common stock to 1 share Preferred Class B of which no shares currently are issued and outstanding.

Beneficial Owners Owning  Number Of   Percentage
       5% or more          Shares      of common
                                         Stock

Mandariin Overseas         1,377,536       29.42%
Investment
Robert A. Spigno (1)         478,581       10.22%
S.W. Carver Corp.          1,944,721       41.54%

Security ownership of
Management

Richard Dowler                48,868        1.04%
Patricia A. Spigno            61,362        1.31%
Robert A. Spigno             478,581       10.22%
Karl E Elliott                19,250         .41%

Total Directors and          608,061       12.99%
Officers as a whole

Beneficial Owners Owning  Number of   Percentage
       5% or more          shares     of class A
                                       Preferred

Robert A. Spigno              20,500         100%


 (1)  Does not include 61,362 shares owned by Patricia
Spigno (spouse). The
aggregate beneficially owned by Robert A. Spigno is  Shares
468,438 (11.53%)
(2) Does not include 478,581 shares owned by Robert A.
Spigno (spouse). The
aggregate beneficially owned by Patricia A. Spigno is
468,438 Shares.  (11.53%)

Item 12.  Certain Relationships and Related Transactions

In February 1996, the Company entered into an equipment lease/purchase agreement with SWC. The lease is for 11 months at a rate of $2,000 per month.
The Company has the right to purchase the leased right for approximately
$83,000. However, the lessor has the right to revoke the purchase option at any time and for any reason.

The engagement with S.W. Carver Corp, (SWC) which is owned by
Robert A. Spigno and Patricia A. Spigno. SWC is to maintain the day to day accounting needs of the company. SWC is included in the general and administrative expenses.

Effective March 21, 1995, the Board of TechniLink approved the purchase of a 1990 Ford Bronco from SWC for $12,000. The note for the vehicle is at 10% interest until March of 1998. This note was was paid with the issuance of Restricted Common Stock in October 1997

In October 1997 the Company reduced its debt from $777,888.34 to $ 30,000 with S.W.Carver by issuing
1,944,720 Restricted Common Stock under rule 144

Information concerning certain other related party transactions are contained in response to Item 1 and 11 and which are incorporated herein by this reference.

Item 13.  Exhibits and Reports on Form 8-K

     (a)  Exhibits

27.0           Financial Data Schedule
99.0           Financial statements

     (b)  During the Registrant's fiscal year ended November
30, 1997, the
registrant filed the following current reports on Form 8-K:

8-K Filed April  3, 1997
8-K Filed April 22, 1997
8-K Filed May 1, 1997
8-K Filed May 28, 1997
8-K Filed June 30, 1997
8-K Filed October 15, 1997

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.
                              CONECTISYS CORPORATION

Date: March 14, 1997                    By  /S/  Robert A.
Spigno
                                   Robert A. Spigno,
President

     Pursuant to the requirements of the Securities Exchange
Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                 Title                   Date



/S/ Robert A. Spigno      Chairman of the Board,   March 14,
(Robert A. Spigno)        Chief Executive         1997
                          Officer, President and
                          Director

 /S/ Richard Dowler       Chief Financial Officer March 14, 1997
(Richard Dowler)          (Principal Financial
                          Officer and Principal
                          Accounting Officer),
                          and Director

 /S/ Patricia A. Spigno   Secretary, Treasurer    March 14, 1997
(Patricia A. Spigno)