Form 10QSB
period 1998-02-28
CONECTISYS CORP
filed 1998-04-27
CIK 790273

U.S. SECURITIES AND EXCHANGE COMMISSION
                   Washington D.C.  20549

                         FORM 10-QSB

(Mark One)

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended February 28, 1998.

[ ] Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934
 [no fee required]

               Commission File Number 33-3560D

                      CONECTISYS CORP.
       (Name of small business issuer in its charter)

     Colorado                                84-1017107
    (state or other jurisdiction                  (I.R.S.
                          Employer
Incorporation or Organization)                Identification
                            No.)

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

Common Stock, issued and outstanding as of February 28 1998: 8,815,152



PART I
Item 1.   Financial Statements
Financial statements are unaudited and included herein beginning on page F1 Exhibit 99 and are incorporated herein by this reference.

Item 2. Management's Discussion and Analysis or Plan of Operation Results of operations

The Company realized a net loss on operations of $436,944 for the quarter ended February 28, 1998, with $ 0 revenues. The Company in the 3-month period ended February 28, 1998 had losses of $310,344, with $66,092 in revenues.

Plan of operation

Loss on operations for the Company for the quarter ended February 28 1997 was $310,344 as compared to a loss of $436,944 in first quarter
1998. This is a 41% increase in losses from the prior year in the same period. The Company will, over the next 12 months, rely on the revenues from its subsidiaries, collection of notes receivables and additional funding through the sale of common stock or loans colateralized through common stock. Revenues in fiscal 1997 were $380,642 as compared to $111,163 in year ended November 30, 1996.
The $380,642 in revenue is a 242% increase over revenues obtained in the same period in 1996. Revenues in the first quarter of 1998 were $ 0 as compared to $ 66,092.
Development for the subsidiaries' products will be ongoing throughout the year with no expected purchase of significant equipment or plants at this time. There is no expected significant change in the number of employees at this time.
The Company in the first quarter of 1998 shipped its first product to Consolidated Edison, Steam Division, a new customer to PrimeLink. The Company is working diligently on this account.

Liquidity and capital Resources

As of February 28, 1998, the Company had a negative working capital of $659,254, consisting of $10,052 in current assets plus
627,500 in short term notes receivable and $1,296,806 in current liabilities. The Company had a negative working capital of $1,012,400 at quarter ended February 28, 1997.
This is a decrease in negative working capital compared to February 28, 1997. The Company is dependent on achieving profitable operations through its acquisitions and the collection of outstanding receivables to continue as a going concern.

The Company had total assets of $1,717,510 as of February
28, 1998, and total liabilities of $1,296,805. Shareholder equity is $420,705, as compared to $554,436 fiscal quarter ended February 28, 1997.

Cash Flows

The Company had a net loss for the quarter ended February
28, 1997, of $ 436,944. The cash used in operations toward this loss was $246,346. The largest area of loss was the result of non-cash transactions to the Company. $91,515
(20%) was the result of depreciation and amortization expenses. The Company had a $69,832 (15%) dollar increase in accrued compensation to its officers and directors. The cash provided by investing was $279,374. The Company sold approximately $25,000 worth of its stock under Regulation S to finance a portion of its losses.

Management's plans for correcting these deficiencies include the future sales of the licensed products and to raise capital through the issuance of common stock to assist in providing to the company the liquidity necessary to retire the outstanding debt and meet operating expenses. In the longer term, the Company plans to achieve profitability through operations of the subsidiaries, however there are no assurances that profitability will be achieved.

Effect of inflation
Inflation did not have any significant effect on the operations of the company during the quarter ended February
28, 1997. Further, inflation is not expected to have any significant effect on future operations of the Company.

The Financial Accounting Standards Board (FASB) Impact

Statement of FASB standards No. 121 "Accounting for the impairment of long lived assets and for long lived assets to be disposed of" (SFAS No. 121) is effective for financial statements for fiscal years beginning after December 15, 1995. The new standard establishes new guidelines regarding when impairment losses on long lived assets, which include plant and equipment, certain identifiable intangible assets and goodwill, should be recognized and how impairment losses should be measured. The Company does not expect adoption to have a material effect on its financial position or result of operations. SFAS No 123 "Accounting for stock based compensation" (SFAS No 123), issued by the FASB, is effective for specific transactions entered into after December 15, 1995, while the disclosure requirements of SFAS No 123 are effective for financial statements for fiscal years beginning no later than December 15, 1995. The new standard establishes a fair value method of accounting for stock based compensation plans and for transactions in which an entity acquires goods and services from non-employees in exchange for equity instruments. At the present time, the Company has not determined if it will change its accounting policy for stock based compensation or only provides the required financial statement disclosures. As such, the impact on the Company's financial position and results of operation is currently unknown

On March 3, 1997, FASB issued Statement of Financial Accounting Standards No. 128, Earnings per Share (SFAS 128). This pronouncement provides a different method of calculating earnings per share than is currently used in accordance with APB 15, Earnings per Share. SFAS 128 provides for the calculation of Basic and Diluted earning per share. Basic earnings per share includes no dilution and is computed by dividing income available to common share holders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earning of the entity, similar to fully diluted earnings per share. This pronouncement is effective for fiscal years and interim periods ending after December 15, 1997; early adoption is not permitted. The Company has not determined the effect, if any, of adoption on its EPS computation(s).


PART II
Other Information
Item 1.   Legal Proceedings

There are two legal proceedings to which the Company is a party. The first case, Securities and Exchange Commission (Plaintiff) Vs. Andrew S. Pitt, Conectisys Corp., Devon Investments Advisors, Inc., B & M Capital Corp., Mike Zaman, and Smith Benton & Hughes, Inc. (Defendants) Civil Case # 96-4164. The Case Alleges that a fraudulent scheme was orchestrated and directed by the defendants to engage in the sale and distribution of unregistered shares of Conectisys by creating the appearance of an active trading market for the stock of Conectisys and artificially inflating the price of its shares. In the suit the SEC seeks permanent injunctions from violating securities laws. The SEC does not seek any civil penalties from the Company. The courts having conducted a trial if this matter without a jury and taken it under submission, found for the plaintiff as follows: against Conectisys on the claim that the defendant violated section 5(a), 5(c), 17(a). Conectisys was NOT found to have violated section 10(b), 10(b-5), or 15(c). The Plaintiff was ordered to file proposed findings of fact and conclusions of law. The Plaintiff has filed subsequent to the year ended November 30, 1997, with its conclusions and findings, and is requesting that the Company disgorge alleged profits plus interest totaling $1,013,514.60. The Company has filed objections to their claims. After the court settles the findings and conclusions, the court will enter further orders with respect remedy or remedies to be granted to the plaintiff.

The second case was brought by Clamar Capital Corp. (the
"Plaintiff ") against Smith Benton & Hughes; Michael Zaman;
Claudia Zaman; Andrew Pitt and Conectisys Corp.
(collectively the "Defendants"). The case was brought before the District Court of Arapahoe, State of Colorado, case No. 97-CV-1442, Division 3. The Plaintiff did not specify an amount of damages that it seeks from the defendants.

Item 5. Other Information
In March 1998, the Company issued Robert Spigno a related party 60,000 shares of Preferred Class A Stock to reduce a portion of outstanding compensation due.

On April 12, 1998 the Company authorized the issuance of 1,200,000 shares of Common stock under Regulation S of the Securities Act of 1933 (the Act) to non-US persons as defined in the Act.

Item 13.  Exhibits and Reports on Form 8-K

     (a) Exhibits

27.0           Financial Data Schedule
99.0           Financial statements

     (b) During the Registrant's fiscal quarter ended
February 28, 1998, the registrant filed the following current reports on Form 8-K:

8-K Filed December 17, 1997

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.
                              CONECTISYS CORPORATION

Date: April 27, 1998                    By  /S/  Robert A.
Spigno
                                   Robert A. Spigno,
President

     Pursuant to the requirements of the Securities Exchange
Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                 Title                   Date



/S/ Robert A. Spigno      Chairman of the Board,   April 27,
(Robert A. Spigno)        Chief Executive         1998
                          Officer, President and
                          Director

 /S/ Richard Dowler       Chief Financial Officer April 27, 1998
(Richard Dowler)          (Principal Financial
                          Officer and Principal
                          Accounting Officer),
                          and Director

 /S/ Patricia A. Spigno   Secretary, Treasurer    April 27, 1998
(Patricia A. Spigno)