Form 10KSB/A
period 1997-11-30
CONECTISYS CORP
filed 1998-06-03
CIK 790273

1

             U.S. SECURITIES AND EXCHANGE COMMISSION
                     Washington D.C.  20549

                          FORM 10-KSBA

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B Contained herein, and disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-QSB. [X]

State Issuer's revenues for it's most recent fiscal year: $380,642.

 The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold on February 17, 1998 was $7,052,385. For the purpose of the foregoing calculation only, all directors and executive officers of the registrant have been deemed affiliates.
The number of shares outstanding of each of the issuer's classes of common equity, as of November 30, 1997 was 4,677,268.

PART I
Item 1.     Description of Business
General
Conectisys Corporation, formerly known as BDR Industries, Inc. (the "Company"), was incorporated on February 3, 1986, in Colorado. In November 1995, the name of the Company was changed to Conectisys Corporation. It is in the development stage.

For several years prior to 1994, the Company was a shell corporation with no assets and no revenues. Originally, the Company was engaged in the manufacture of yachts, but that business ultimately was unsuccessful. Creditors foreclosed on the assets of the Company in lieu of foreclosure on the Company.

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


An opportunity exists to combine a reliable low-cost communications technology with proven remote data monitoring to provide a unique solution to these cost-sensitive, data acquisition opportunities. The key technologies are narrowband PCS, which has been developed by Mtel Corporation for Two-Way paging, and data communications protocol conversion for pipeline control systems. PrimeLink and Mtel's SkyTel business unit has agreed to jointly market narrowband-PCS data acquisition solutions.

Potential applications are numerous. Electric and gas utility meters, pipeline gas flow measurement, vending machine monitoring, and transportation monitoring and tracking are just some of the potential applications of the technology. PrimeLink entered the market with a vending machine product. The electricity meter market (over 65 million-unit market) is being aggressively pursued as PrimeLink establishes itself.

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

In April 1997, PrimeLink signed a lease agreement with Enogex Inc., a subsidiary of OEG Energy Group. PrimeLink will providethe equipment to Enogex for the purpose of wireless data gathering from remote gas wells. The lease is for an initial 26 pilot sites. After 45 days of the pilot, the lease calls for an additional 224 units to be installed within 18 months. The lease will continue for an additional 48 months. This agreement was terminated in October of 1997.

In late April 1997, PrimeLink signed a Development and Marketing Alliance with Williams Wireless. The alliance provides for joint development of a wide range of products and cross licensing of the technology. This agreement provides PrimeLink with immediate entry into the fastest growing new wireless market in the country: data gathering and remote monitoring.

In May 1997, PrimeLink received an order for 150 of its TransComm units from Corn Dancer Inc. to be utilized in their water vending machines. A portion of the purchase order is to develop host software exclusive for the needs of Corn Dancer Inc.

In September 1997, Consolidated Edison (ConEd) of New York placed an order with PrimeLink for the monitoring of its Steam operations in the Manhattan Area. PrimeLink believes that this initial order with ConEd will lead to the introduction of its product into other markets within the Consolidated Edison organization (i.e. electric and gas meter reading).

Business and Products of TechniLink

TechniLink Technology Manufacturing, Inc. ("TechniLink") is a multifaceted corporation who provides products and services for the Industrial Automation Market. The products consist of hardware and software to ensure an industrial plant's ability to automate more efficiently.

For many years people have opened and closed valves manually in the petrochemical and utility industries. In some cases, they still do. In most modernized industrial plants today, MOVs, AOVs and motors have replaced people. This process is called Industrial Automation. Major U.S. industrial related corporations are downsizing internally to compete in a global environment.

The main technology that TechniLink is involved with is LON (local operating network) by Echelon. This technology creates an easy to use, and very interoperable system. By dramatically reducing the installation cost of a Computer-controlled valve and motor network, customers are now able to afford the benefits associated with around-the-clock diagnostics, auditing documentation and sequence monitoring.

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

Other Matters
On January 2, 1996, S.W. Carver ("SWC"), a California corporation owned primarily by Robert Spigno, loaned the Company an additional amount of $50,000 The loan is payable on demand and the unpaid principal is due and payable December 15, 1996. The loan bore interest at the rate of 10% per annum. Interest was waived for the $50,000 loan at the same time 800,000 restricted shares were issued for collateral to the $400,000 loan from SWC to TechniLink. The restricted shares that were issued to this transaction were returned to the Corporation in June of 1996 and interest was reinstated to the loans. There had been no principal or interest payments towards the $400,000 note as of November 30, 1996. In March of 1996 SWC sold to the Company's subsidiary, TechniLink, a vehicle for the use of its president. The cost of the vehicle was $12,000 on account. The terms of this note are three years at 12% interest.No interest or principal was paid in fiscal 1996 for this loan. The total outstanding principal to SWC was $513,311 as of November 30, 1996. In October 1997 all Notes to S.W. Carver and Robert Spigno were paid through the issuance of Conectisys Common Stock Restricted under Rule 144.

On July 17, 1996, the Company issued 500,000 shares to Adventuress
Productions Inc. for the purpose of securing a loan. This transaction was not completed and the shares were returned to the Company in September 1996. These shares were returned to the transfer agent in October 1997.

On July 25, 1996, Conectisys signed an agreement with Avonni Holding Group
Inc. (AHG). The agreement was for the investment of 6,000,000 shares of Rule 144 Common Stock with Avonni for 366 days. The return on this investment would have been approximately 12% if funds were delivered, but because of the instability in the stock over the following months funding could not be secured and the stock certificates were returned to the Company and sent back to the transfer agent to be canceled.

On August 20, 1996, 300,000 shares of Rule 144 common stock were issued to Savoia Corporation, for a loan secured by the shares. The shares were returned when funding could not be acquired. These shares were returned to the transfer agent in October 1997and canceled.

On December 10, 1996, The Company signed a promissory note to the order of Black Dog Ranch LLC (BDR). This note was rewritten in June 1997 and reduced to $171,397 to properly reflect the amount that the company received from the sale of stock that BDR owned.

On March 26, 1997, the Company agreed to issue Noel Guardi 4,550 shares of its restricted common stock for partial payment of services rendered in November 1996. Mr. Guardi was authorized to receive an additional 4,550 shares of restricted common stock for services.

On April 4, 1997, Conectisys issued 16,000 shares of restricted common stock to settle its lawsuit with the former directors Case # 96 cv 2585.

On July 10, 1997, Conectisys issued 30,000 shares to James Sharmat for a portion of his attorney fees.

On July 14, 1997, the Company issued 300,000 shares of restricted common stock under rule 144 to an investor in a private placement.

On August 11, 1997, the Company issued the Board of Directors, in lieu of cash compensation for attendance to meetings of the Board of Directors, 5,958 shares of restricted common stock under rule 144.

On August 21, 1997, Patricia Spigno resigned as a member of the Board of Directors. The remaining board members have accepted Karl Elliott's desire to become a member of the Board until the next shareholders vote on such matter.

In October 1997, the Company issued the officers of the corporation, in lieu of cash, restricted Common stock for unpaid salaries that had accrued through August 1997. The Board of Directors resolved to change transfer agents of the Company to Signature Stock Transfer located in Dallas, Texas. The Company approved a 1:20 Common stock reverse split that it expects to ratify at the next annual shareholders meeting. The Company saw it in its best interests to contract with two consultants to expand its development, marketing, and sale of its products. An agreement with an investment banker was also signed. The Company agreed with Donald Wallace, the former president of PrimeLink, to a separation, which included his resignation as an Officer and from its Board of Directors

In November 1997, the Company issued 500,000 shares Common Stock to two attorneys ,and two consultants for services rendered, and Restricted Common Stock to a printer for services rendered.

A note receivable from CIPI was deemed to be uncollectible and was written down in 1997. Additionally, the license and deferred technology for TechniLink was written down to their net realizable value.

Competition
Conectisys and its subsidiaries, PrimeLink and TechniLink, have minimal competition in most markets. PrimeLink's device FloComm that replaces mechanical chart recorders in the field for the petro-chemical industry has only one competitor to date using Two-Way paging technology. Mechanical chart recorders are predominant in the industry today. The TransComm unit, which is utilized in the vending machine market, has no competition using SkyTel's Two-Way Paging technology to the company's knowledge. Cellular and dedicated line telephone are the closest competition to the TransComm device. The device that PrimeLink uses for automatic meter reading (AMR) has the most competition. One competitor uses the similar two-way paging technology. The major difference between the other competitors devices and PrimeLink's device is that the competition utilizes spread spectrum radios that either have a drive-by collection process or require the build out of transmission sites. PrimeLink in connection with SkyTel uses Two-Way Paging technology to accomplish this without the extra costs.

TechniLink's Cube 2001 system for real time control of valve and actuators, is currently believed to have no competition using the Echelon neuron chip. The most competitive forces in the CUBE's market fall in three categories:
     A] Powell C2, a mechanical relay technology that has been around for over 30 years. This type of system is susceptible to random operation from lightning strikes. TechniLink's Cube 2001 uses processor technology. Processor technology is a viable replacement to mechanical relays and is not subject to the random operation condition.
     B] DCS &  PLC based I/O systems. DCS (Digital Control
System) & PLCs (Programmable Logic Controller) are microprocessor based industrial type computers. These are inherently expensive.
The cube 2001 is much more cost effective. Low voltage keeps wire replacement to a minimum, while self acquiring network keeps programming costs down.
     C] MANUFACTURERS SYSTEMS are created by the actuator manufacturers. They have a lot of notoriety because the manufacturers that sell actuators to the refineries also want to control their futures. This is best done by supplying the control system for the actuators. TechniLink's system will work with any actuator that needs control (universal control), therefore releasing the plant from being "locked" into a system that may not conform to their needs. The CUBE 2001 System is inexpensive to maintain as well.

Suppliers
The company has three key suppliers: Echelon Corporation, producers of the neuron processor chip; SkyTel, providers of the telecommunication network; and Motorola, producers of the Two-Way pager component.

Both subsidiaries, PrimeLink and TechniLink, will be using outside vendors for the assembly of their respective products. This will reduce capital costs since there are a vast number of vendors to choose from.

Customers
Revenues for the Company in 1997 have come from one major company , Williams Wireless . Williams Wireless is part of The Williams Companies. The Company has signed in the last quarter of1997 a purchase order with Consolidated Edison, but no revenues were received in 1997 from this order.

Proprietary Information
The Company relies on proprietary knowledge and employs various methods to protect its trade secrets, concepts, ideas and designs. However, such methods may not afford complete protection, and there can be no assurance that others will not independently develop such processes, concepts, ideas and designs. The Company, through its subsidiaries, manufactures and markets its technology. However, such technology is not presently patented in the United States, and although the Company has undertaken to file one or more applications for U.S. patents pertaining to the technology, there can be no assurance that patents will ultimately be issued. Further, the possibility exists that the technology may be deemed to infringe upon other technology which is already patented or subject to an application filed prior to the Company's application when filed. In that event, the Company could be subject to liability for damages for infringement and could be required to cease production of equipment until appropriate licensing arrangements are made. The Company could also be subject to competition from the party deemed to be the owner of the patent pertaining to the technology.


Employees
As of November 30, 1997, the Company and its subsidiaries employed seven full time employees, of whom three are officers of Conectisys. At this time there are no grievances of any kind from the employees of the Company.



Item 2. Description of Property

The Company's principal executive offices are located at 7260 Spigno Place, Agua Dulce, California 91350. The space is leased from SWC, a related party. The lease is for office space (1090 Square feet) and equipment to run the day to day operations of the corporation. The lease was for 11 months at $2,000.00 per month that expired in December 1996. The lease was renewed in January 1997 for an additional 12 months and there is an option to purchase at the end of the period. The Company plans to renew the lease again in 1998. The terms of the lease are below what could be obtained from an outside 3rd party.
Management believes that its corporate offices are suitable and more than adequate for its present needs. There are no plans to lease any additional space.


The location for PrimeLink has moved from Widmer Rd, Lenexa, Kansas 66215, to 24730 Avenue Tibbitts Unit 130, Valencia, CA 91355. PrimeLink leased approximately 600 square feet of office space and 400 square feet warehouse space for $500 a month for a one-year term.
TechniLink is located at 7260 Spigno Place, Agua Dulce, and CA
91350.

Item 3.   Legal Proceedings

There are two legal proceedings to which the Company is a party. The first case, Securities and Exchange Commission (Plaintiff) Vs. Andrew S. Pitt, Conectisys Corp., Devon Investments Advisors, Inc., B & M Capital Corp., Mike Zaman, and Smith Benton & Hughes, Inc. (Defendants) Civil Case # 96-4164. The Case Alleges that a fraudulent scheme was orchestrated and directed by the defendants to engage in the sale and distribution of unregistered shares of Conectisys by creating the appearance of an active trading market for the stock of Conectisys and artificially inflating the price of its shares.In the suit the SEC seeks permanent injunctions from violating securities laws. The SEC does not seek any civil penalties from the Company. The courts having conducted a trial of this matter without a jury and taken it under submission, found for the plaintiff as follows: against Conectisys on the claim that the defendant violated section 5(a), 5(c),17(a). Conectisys was NOT found to have violated section 10(b), 10(b-5), or 15(c). The Plaintiff was ordered to file proposed findings of fact and conclusions of law. The Plaintiff has filed subsequent to the year ended November 30, 1997, with its conclusions and findings, and is requesting that the Company disgorge alleged profits plus interest totaling $1,013,514.60. The Company has accrued $50,000 for legal fees on the future settlement of this case. The Company has filed objections to their claims. After the court settles the findings and conclusions, the court will enter further orders with respect remedy or remedies to be granted to the plaintiff.

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

Item 4.   Submission of Matters to a Vote of Security Holders

Matters were submitted to a vote of security holders during the Annual
Meeting of Stockholders held on November 15, 1996:
          1. The election of 3 directors to serve until the next annual meeting and until their successors are duly elected.
          2. To consider and ratify the amendment to the Articles of Incorporation changing the name to Conectisys Corporation.
          3. To conduct such other business as may properly come before the meeting.
All directors and matters were voted on, and through a majority of votes were accepted.

PART II

Item 5.   Market for Common Equity and Related Stockholder Matters

When traded, the Company's shares are traded on the electronic over-the-counter bulletin board. Bid and asked quotations are reported on the bulletin board under the symbol CNES. As of February 15, 1997, there were approximately 7 market makers quoting the stock. The following table indicates the range of high and low Ask/Bid information for the common stock for each fiscal quarter since December 1, 1993: All prices have been converted to reflect the 1:250 and the 1:20 reverse stock splits.

   Quarter ending      Bid       Ask       Bid        Ask
                       High     High       Low        Low
November 93                0    500.000         0    500.000
February 94                0    500.000         0    500.000
May  94                5.000    500.000     5.000    500.000
August 94             20.000    505.000     5.000    500.000
November 94           225.00    750.000    20.000    100.000
                           0
February 95           262.50    300.000   200.000    265.000
                           0
May  95               257.50    380.000     2.500    105.000
                           0
August 95             180.00    390.000    50.000    100.000
                           0
November 95           141.26    240.000   122.500    110.000
                           0
February 96           240.00    300.000   122.500    122.500
                           0
May  96               412.50    440.000   217.500    240.000
                           0
August 96             455.00    500.000   120.000    120.000
                           0
November 96           252.50    300.000    10.000     80.000
                           0
February 97           230.00    150.000    20.000     10.000
                           0
May 97                45.000     47.400    15.000     20.000
August 97             25.000     25.000     5.000      5.000
November 97            5.000     17.600      .750       .750
Current February 27,   3.490      4.000
1998
The above quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

As of November 30, 1997, there were approximately 566 shareholders of record of the Company's common stock.

Holders of the common stock are entitled to receive such dividends as may be declared by the Company's Board of Directors. The Company has not declared any cash dividends on its common stock since inception, and its Board of Directors has no present intention of declaring any dividends.

Item 6. Management's Discussion and Analysis or Plan of Operation Results of operations

The Company (A Development Stage Company), realized a net loss on
operations of $2,689,268    for the year ended November 30, 1997,
with $380,642 of revenues. The Company in the 12 month period ended November 30, 1996, had losses of $2,238,933, with $111,163 in revenues.

Plan of operation

Loss on operations for the Company for the year ended 1996 was
$2,238,933 as compared to a loss of $2,739,268   in fiscal 1997.
This is a 22 increases in losses from the prior year in the same period. The Company, over the next 12 months will rely on the revenues from its subsidiaries, collection of notes receivable and additional funding through the sale of common stock or loans colateralized through common stock.
Revenues in fiscal 1997 were $380,642 as compared to $111,163 in year ended November 30, 1996. The $380,642 in revenues are a 242% increase over revenues obtained in the same period in 1996. Development for the subsidiaries' products will be ongoing throughout the year with no expected purchase of significant equipment or plants at this time. There is no expected significant change in the number of employees at this time. The Company in the first quarter of fiscal 1998 shipped its first product to Consolidated Edison, Steam Division, a new customer to PrimeLink. The Company is working diligently on this account.

Liquidity and capital Resources

As of  November 30, 1997, the Company had a negative working capital of
$1,235,492    , consisting of $20,676   in current assets and
$1,256,168   in current liabilities.  The Company had a negative working capital of $780,357 at year ended November 30, 1996. This is a 58% increase in negative working capital compared to November 30, 1996 . The Company has incurred operating losses since its return to the development stage, which raise substantial doubt about the Company's ability to continue as a going concern. Also the Company is a party to an investigation by the Securities and Exchange Commission.

Management's plans for correcting these deficiencies include the future sales of their newly licensed products and to raise capital through the issuance of common stock to assist in providing the Company with the liquidity necessary to retire the outstanding debt and meet operating expenses. In the longer term, the Company plans to achieve profitability through the operations of the subsidiaries. The consolidated financial statements do not include any adjustments that might result from the outcome of the uncertainty.

The Company had total assets of $1,275,253    as of November 30,
1997, and total liabilities of $1,257,384. Shareholder equity is $17,869 , as compared to $864,778 for fiscal year ended November
30, 1996.

Cash Flows

The Company had a net loss for the year ended November 30, 1997, of $2,739,268 . The cash used in operations toward this loss was $377,616 . The largest area of loss was the result of non-cash transactions to the Company. $690,602 (25%) was the result of services that were paid through the issuance of Common stock.
The Company also had depreciation and amortization expenses of $487,396 , which is approximately 18% of the total net loss.
The Company had  a  $447,915  dollar provision for bad debt (16
%). The cash used in investing was $67,561 (2.4%) of the total loss. The Company sold approximately $399,980 worth of its stock under rule 144 and Regulation S to finance a portion of its losses.

Effect of inflation

Inflation did not have any significant effect on the operations of the company during the fiscal year ending November 30, 1997. Further, inflation is not expected to have any significant effect on future operations of the Company.

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

Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income," (SFAS No. 130) issued by the FASB is effective for financial statements with fiscal years beginning after December 15, 1997. Earlier adoption is permitted. SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The Company does not expect adoption of SFAS No. 130 to have an effect, if any, on its financial position or its results of operations.

Statement of Financial Accounting Standard No. 131, "Disclosure About Segments Of An Enterprise And Related Information," (SFAS
131) issued by the FASB is effective for financial statements with fiscal years beginning after December 15, 1997. Earlier application is permitted. SFAS No. 131 requires that public companies report certain information about operating segments, products, services and geographical areas in which they operate and their major customers. The Company does not expect adoption of SFAS No. 131 to have an effect on its financial position or results of operations; however, additional disclosures may be made relating to the above items.

The Company has conducted a comprehensive review of its computer systems to identify the systems that could be affected by the "Year 2000" issue and is developing an implementation plan to resolve the issue. The Year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculations. The Company presently believes that , with modifications to existing software and converting to new software, which the Company expects to implement on a timely basis, the Year 2000 problem will not pose significant operational problems for the Company's computer systems as so modified and converted. Estimated costs associated with this conversion are anticipated to be minimal. However, if such modifications and conversions are not completed timely, the Year 2000 problem may have a material adverse impact on the operations of the Company.

Item 7.   Financial Statements

Financial statements are audited and included herein beginning on page F1 and are incorporated herein by this reference.

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

Robert A. Spigno,  President and Chief Executive Officer,
Director

 Robert A. Spigno, age 44, has been Chief Executive Officer, President and Chairman of the Board of the Company since August 1995. Prior thereto, Mr. Spigno received his General Contractors license from the State of California in 1978, and then ventured out to the Home Building Industries as a sole proprietor. In 1989, he formed a California corporation named S.W. Carver Corporation, for which Mr. Spigno served as President and Chairman of the Board since 1989.

Richard Dowler, Director, Chief Financial Officer Controller

Richard Dowler, age 38, is currently the Chief Financial Officer and
Director of Operations for the Company, serving in such positions since August 1995. Prior to this he was the Director of Operations for S.W. Carver Corp. for five years.
From 1986 to 1990, Mr. Dowler was General Manager for a construction firm, overseeing the estimating, purchasing and accounting departments. Mr. Dowler has been directly responsible for up to eight projects running simultaneously with over one hundred fifty employees with budgets of over $1,000,000.


Patricia A. Spigno,  Secretary and Treasurer

Patricia A. Spigno, age 39, has been Secretary, Treasurer and a director of the Company since August 1995. Prior thereto, she has for nineteen years acted as a key management person in the operation of privately held companies. Since January 1990, she has acted as Secretary and Treasurer of S. W. Carver Corp. Her involvement in these and other companies has been from the conceptual stage of the formation of the company, through startup, and then on to the daily operations.

Her skills in the area of detailed accounting have aided her in the duties of asset management. She has been responsible for all aspects of accounting in a company with over two hundred employees and an average annual gross sales of several million dollars. Mrs. Spigno has managed all banking related transactions including specific account management, wire transfers, letters of credit, and payroll. She has also managed all aspects of escrow accounting. She currently holds an active California Real Estate license. Mrs. Spigno is the spouse of Robert A. Spigno.

Karl E. Elliott, Director

Karl Elliott, age 42, is currently serving as President and Chairman of the Board of TechniLink Technology Manufacturing, Inc., a subsidiary of Conectisys Corporation. He has served in this capacity since February 1995.
Prior to this, from November 1994, to February 1995, he owned a sole proprietorship providing control system design services.
From October 1988, to March 1995, he served as the MIS Manager/
Systems Integration Manager for Valve Systems and Controls, a
Crane
Company.


Responsibilities included implementation of the MIS System. The system is an IBM RISC 6000 using Sysbase RDMS. Software was developed using AIX (UNIX) and SQL. The system supports all aspects of the four district offices and one hundred plus employees. Other accomplishments include the creation of Systems
Integration Division Products that came out of this division 2 wire base field networks, Pole Top RTU and the Universal Network Manager (UNM).
The UNM is a STE based 16 port multiple protocol communication controller.

 Item 10. Executive Compensation

Renumeration

Cash renumeration accrued for services in all capacities rendered to the
Company ended November 30, 1997, 1996, and 1995 , to all directors and officers as a group was as follows:

     Name of individual       Capacities in       Cash or cash equivalent
     or number of persons     in which served     forms of remuneration
     in group

     Robert A. Spigno         CEO/President              $75,335 1997
                                                          62,998 1996
                                                          12,787 1995

     The Company has plans for profit sharing, insurance, and stock option plans for the benefit of its officers, directors or other employees for fiscal year 1998, but has not yet adopted any such programs. In 1994, the Company established a compensatory benefit plan, pursuant to which up to 20,000 shares of common stock may be issued to persons that the Board of Directors deems are owed some form of compensation for services to the Company. There were none granted in 1997.


Stock Option Exercises and option values

Fiscal year end option values

                            Number of Unexercised        Value of Unexercised
                            Option Shares at Fiscal       the Money Options at
                                    Year End                 Fiscal Year End

   Name              Exercisable  Unexercisable  Exercisable Unexercisable

Robert Spigno     1,471,195           0             $3,677,987     0

Employment Contracts

On December 4, 1995, the Board of Directors approved employment agreements with its executive officers, (of which two are members of the Board of Directors), and the payment of restricted stock to the officers for their past services. These agreements are incorporated by reference to the 10-K for the year ended November 30, 1995.

On August 11, 1997, the employment agreements with the executive officers were amended with the following changes:

Robert Spigno

     THIS AMENDMENT AGREEMENT is made and entered into effect the 11th day of August, 1997, by and between Conectisys, Inc., a Colorado corporation ("CONECTISYS"), ("Employer"), and Robert
Spigno  ("Employee").

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

3. Compensation. During the term of this Agreement, Employee shall receive as compensation for his services, an annual base salary of one hundred sixty thousand dollars ($160,000). During the subsequent terms of employment under this agreement, Employer shall negotiate Employee's annual base salary in good faith; provided, however, that Employer shall pay Employee an annual base salary in such subsequent terms of employment in an amount no less than the annual base salary paid Employee during the term hereunder. Employee shall further receive a bonus, paid at year end, equal to six percent (6%) of all net profits before taxes earned by Conectisys. Employee shall further receive a bonus, paid at year end, equal to fifty percent (50%) of employee's salary for compensation to the employee's continuing employment to the Company ("Staying Bonus"). Staying Bonus shall be compensated for with Conectisys Corp. restricted common stock under rule 144 ("The Stock"). The calculation for the value of the Stock will be fifty percent (50%) of the average bid and ask price for the stock for the 30 days prior to the issuance. Employee shall have an option to purchase up to 500,000 shares of Conectisys Corporation restricted stock under rule 144, at a cost of Fifty (50%) of the average market value during the prior 30 days of trading; this option shall remain open for three (3) years with an option to renew said option for an additional three
(3) years.


Richard Dowler

     THIS AMENDMENT AGREEMENT is made and entered into effect the 11th day of August, 1997, by and between Conectisys, Inc., a Colorado corporation ("CONECTISYS"), ("Employer"), and Richard
Dowler ("Employee").

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

3. Compensation. During the term of this Agreement, Employee shall receive as compensation for his services, an annual base salary of eighty thousand dollars ($80,000). During the subsequent terms of employment under this agreement, Employer shall negotiate Employee's annual base salary in good faith; provided, however, that Employer shall pay Employee an annual base salary in such subsequent terms of employment in an amount no less than the annual base salary paid Employee during the term hereunder. Employee shall further receive a bonus, paid at year end, equal to two percent (2%) of all net profits before taxes earned by Conectisys. Employee shall further receive a bonus, paid at year end, equal to fifty percent (50%) of employee's salary for compensation to the employee's continuing employment to the Company ("Staying Bonus"). Staying Bonus shall be compensated for with Conectisys Corp. restricted common stock under rule 144 ("The Stock"). The calculation for the value of the Stock will be fifty percent (50%) of the average bid and ask price for the stock for the 30 days prior to the issuance. Employee shall have an option to purchase up to 500,000 shares of Conectisys Corporation restricted stock under rule 144, at a cost of fifty (50%) of the average market value during the prior 30 days of trading; this option shall remain open for three (3) years with an option to renew said option for an additional three
(3) years.

Patricia Spigno

     THIS AMENDMENT AGREEMENT is made and entered into effect the 11th day of August, 1997, by and between Conectisys, Inc., a Colorado corporation ("CONECTISYS"), ("Employer"), and Patricia
A. Spigno ("Employee").

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

3. Compensation. During the term of this Agreement, Employee shall receive as compensation for his services, an annual base salary of eighty thousand dollars ($80,000). During the subsequent terms of employment under this agreement, Employer shall negotiate Employee's annual base salary in good faith; provided, however, that Employer shall pay Employee an annual base salary in such subsequent terms of employment in an amount no less than the annual base salary paid Employee during the term hereunder. Employee shall further receive a bonus, paid at year end, equal to two percent (2%) of all net profits before taxes earned by Conectisys. Employee shall further receive a bonus, paid at year end, equal to fifty percent (50%) of employee's salary for compensation to the employee's continuing employment to the Company ("Staying Bonus"). Staying Bonus shall be compensated for with Conectisys Corp. restricted common stock under rule 144 ("The Stock"). The calculation for the value of the Stock will be fifty percent (50%) of the average bid and ask price for the stock for the 30 days prior to the issuance. Employee shall have an option to purchase up to 500,000 shares of Conectisys Corporation restricted stock under rule 144, at a cost of fifty (50%) of the average market value during the prior 30 days of trading; this option shall remain open for three (3) years with an option to renew said option for an additional three
(3) years.

Item 11.  Security Ownership of Certain Beneficial Owners and
Management

As of November 30, 1997, the Company had 4,677,804 outstanding shares of common stock. Each common share entitles the holder to one vote on any matter submitted to shareholders for approval. The Company has authorized 1,000,000 shares of Class A Preferred Stock, $1.00 par value per share, of which 20,500 shares currently are issued and outstanding. Preferred Class A stock has 100 to 1 voting rights. Also authorized are 1,000,000 shares of Class B Preferred Stock, $1.00 par value per share. Class B Preferred stock has conversion rights of 10 shares common stock to 1 share Preferred Class B of which no shares currently are issued and outstanding.

Beneficial Owners Owning  Number Of   Percentage
       5% or more          Shares      of common
                                         Stock

Mandarin Overseas          1,377,536       29.42%
Investment
Robert A. Spigno (1)         478,581       10.22%
S.W. Carver Corp.          1,944,721       41.54%

Security ownership of
Management

Richard Dowler                48,868        1.04%
Patricia A. Spigno            61,362        1.31%
Robert A. Spigno             478,581       10.22%
Karl E Elliott                19,250         .41%

Total Directors and          608,061       12.99%
Officers as a whole

Beneficial Owners Owning  Number of   Percentage
       5% or more          shares     of class A
                                       Preferred

Robert A. Spigno              20,500         100%


 (1)  Does not include 61,362 shares owned by Patricia Spigno
(spouse). The aggregate beneficially owned by Robert A. Spigno is 468,438 Shares (11.53%).
(2) Does not include 478,581 shares owned by Robert A. Spigno
(spouse). The aggregate beneficially owned by Patricia A. Spigno is 468,438 Shares (11.53%).

Item 12.  Certain Relationships and Related Transactions

In February 1996, the Company entered into an equipment lease/purchase agreement with SWC. The lease is for 11 months at a rate of $2,000 per month. The Company has the right to purchase the leased right for approximately $83,000. However, the lessor has the right to revoke the purchase option at any time and for any reason.

The engagement with S.W. Carver Corp. (SWC), which is owned by Robert A. Spigno and Patricia A. Spigno states that SWC is to maintain the day to day accounting needs of the company. SWC is included in the general and administrative expenses.

Effective March 21, 1995, the Board of TechniLink approved the purchase of a 1990 Ford Bronco from SWC for $12,000. The note for the vehicle is at 10% interest until March of 1998. This note was paid with the issuance of Restricted Common Stock in October 1997.

In October 1997, the Company reduced its debt from $777,888 to $30,000 with S.W. Carver by issuing 1,944,720 Restricted Common
Stock under rule 144.

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