Form 10QSB
period 1998-05-30
CONECTISYS CORP
filed 1998-07-15
CIK 790273

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C.  20549

                                   FORM 10-QSB

(Mark One)

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended May 30, 1998.

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

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(b) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
[X]Yes[]No

Common Stock, issued and outstanding as of May 30 1998: 9,242,415



PART I
Item 1.   Financial Statements
Financial statements are unaudited and included herein beginning on page F1
Exhibit 99 and are incorporated herein by this reference.

Item 2. Management's Discussion and Analysis or Plan of Operation Results of operations

The Company realized a net loss on operations of $923,463 for the quarter ended May 28, 1998, with $ 2,960 revenues. The Company in the 6-month period ended May 30, 1997 had losses of $599,016, with $208,094 in revenues.

Plan of operation

Loss on operations for the Company for the quarter ended May 30, 1997 was $599,016 as compared to a loss of $923,463 in first 2 quarters of 1998. This is a 54% increase in losses from the prior year in the same period. The Company will, over the next 12 months, rely on the revenues from its subsidiaries, collection of notes receivables and additional funding through the sale of common stock or loans colateralized through common stock. Revenues in fiscal 1997 were $380,642 as compared to $111,163 in year ended November 30, 1996. The $380,642 in revenue is a 242% increase over revenues obtained in the same period in 1996. Revenues in the first 2 quarters of 1998 were $ 2960 as compared to $ 208,094. Development for the subsidiaries' products will be ongoing throughout the year with no expected purchase of significant equipment or plants at this time. There is no expected significant change in the number of employees at this time. The Company in the first quarter of 1998 shipped its first product to Consolidated Edison, Steam Division, a new customer to PrimeLink. The Company is working diligently on this account.

Liquidity and capital Resources

As of May 30, 1998, the Company had a negative working capital of $586,190 consisting of $155,943 in current assets plus 444,000 in short term notes receivable and $1,186,133 in current liabilities. The Company had a negative working capital of $1,154,226 at quarter ended May 30, 1997. This is a 49% decrease in negative working capital compared to May 28, 1997. The Company is dependent on achieving profitable operations through its acquisitions and the collection of outstanding receivables to continue as a going concern.

The Company had total assets of $1,582,658 as of February 28, 1998, and total liabilities of $1,186,133. Shareholder equity is $396,525, as compared to $285,762 fiscal quarter ended February 28, 1997.

Cash Flows

The Company had a net loss for the quarters ended May 30, 1998, of $ 923,463. The cash used in operations toward this loss was $703,899. The largest area of loss was the result of non-cash transactions to the Company. $186,367 (20%) was the result of depreciation and amortization expenses. The Company had a $68,985 (7.5%) dollar increase in accrued compensation to its officers and directors. The cash provided by investing was $82,775. The Company sold approximately $752,230 worth of its stock under restricted under rule 144 to finance a portion of its losses.

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

Effect of inflation
Inflation did not have any significant effect on the operations of the company during the quarter ended May 30, 1998. Further, inflation is not expected to have any significant effect on future operations of the Company.

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

Subsequent to the quarter end Robert A. Spigno President/ CEO resigned as President but held his position as CEO. Karl Elliott President of Technilink Technology and Manufacturing Inc. (a subsidiary) has accept to fill the President position of Conectisys

Item 13.  Exhibits and Reports on Form 8-K

     (a) Exhibits

27.0           Financial Data Schedule
99.0           Financial statements

     (b) During the Registrant's fiscal quarter ended May 30, 1998, the registrant filed the following current reports on Form 8-K:

None






     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.
                              CONECTISYS CORPORATION

Date: July 13, 1998                    By  /S/  Robert A. Spigno
                                   Robert A. Spigno, CEO

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                 Title                   Date



/S/ Robert A. Spigno      Chairman of the Board,   July 13, 1998
(Robert A. Spigno)        Chief Executive
                          Officer, and Director

 /S/ Richard Dowler       Chief Financial Officer July 13, 1998
(Richard Dowler)          (Principal Financial
                          Officer and Principal
                          Accounting Officer),
                          and Director

 /S/ Patricia A. Spigno   Secretary, Treasurer    July 13, 1998
(Patricia A. Spigno)