Form 10QSB
period 1998-08-31
CONECTISYS CORP
filed 1998-10-20
CIK 790273

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C.  20549

                                   FORM 10-QSB

(Mark One)

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended August 31, 1998.

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

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(b) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. [X]Yes
[]No

Common Stock, issued and outstanding as of August 31, 1998: 10,768,095





PART I
Item 1.   Financial Statements
Financial statements are unaudited and included herein beginning on page F1
Exhibit 99 and are incorporated herein by this reference.

Item 2. Management's Discussion and Analysis or Plan of Operation Results of operations

The Company realized a net loss on operations of $2,888,244 for the quarter ended August 31, 1998, with $ 28,615 in revenues. The Company in the 9-month period ended August 31, 1997 had losses of $1,024,439, with $325,402 in revenues.

Plan of operation

Loss on operations for the Company for the quarters ended August 31, 1997 was $1,024,439 as compared to a loss of $2,888,244 in first 3 quarters of 1998. This is a 181% increase in losses from the prior year in the same period. These losses are attributed to the Company's increase in marketing and investor's relations. The Company will, over the next 12 months, rely on the revenues from its subsidiaries, collection of notes receivables and additional funding through the sale of common stock or loans colateralized through common stock. Revenues in fiscal 1997 were $380,642 as compared to $111,163 in year ended November 30, 1996. The $380,642 in revenue is a 242% increase over revenues obtained in the same period in 1996. Revenues in the first 3 quarters of 1998 were $ 28,615 as compared to $ 325,402. Development of the subsidiaries' products will be ongoing throughout the year with no expected purchase of significant equipment or plants at this time. There is no expected significant change in the number of employees at this time. The Company in the first quarter of 1998 shipped its first product to Consolidated Edison, Steam Division, a new customer to PrimeLink. The Company is working diligently on this account. The Company has received a letter of intent form C.A. La Electricidad de Caracas to start a pilot project in Caracas in the future.

Liquidity and capital Resources

As of August 31, 1998, the Company had a negative working capital of $1,119,493 consisting of $51,722 in current assets and $1,171,215 in current liabilities. The Company had a negative working capital of $1,109,874 at quarter ended August 31, 1997. This is a 1% increase in negative working capital compared to August 31, 1997. The Company is dependent on achieving profitable operations through its acquisitions and the collection of outstanding receivables to continue as a going concern.

The Company had total assets of $1,775,044 as of August 31, 1998, and total liabilities of $1,171,215. Shareholder equity is $603,829, as compared to $232,537 fiscal quarter ended August 31, 1997.

Cash Flows

The Company had a net loss for the quarters ended August 31, 1998, of $ 2,888,244. The cash used in operations toward this loss was $877,318. The largest area of loss was the result of non-cash transactions to the Company. $279,915 (9.6%) was the result of depreciation and amortization expenses. Services to the company that were not paid with cash totaled $1,323,973 (45.8%). The Company had a $98,567 (3.4%) increase in accrued compensation to its officers and directors. The cash used in investing was $147,379. The Company sold approximately $1,027,230 worth of its stock under restricted under rule 144 or regulation "S" to finance a portion of its losses.

Management's plans for correcting these deficiencies include the future sales of the licensed products and raising capital through the issuance of common stock to assist in providing to the company the liquidity necessary to retire the outstanding debt and meet operating expenses. In the longer term, the Company plans to achieve profitability through operations of the subsidiaries, however there are no assurances that profitability will be achieved.

Effect of inflation
Inflation did not have any significant effect on the operations of the company during the quarter ended August 31, 1998. Further, inflation is not expected to have any significant effect on future operations of the Company.

The Financial Accounting Standards Board (FASB) Impact

Statement of FASB standards No. 121 "Accounting for the impairment of long lived assets and for long lived assets to be disposed of" (SFAS No. 121) is effective for financial statements for fiscal years beginning after December 15, 1995.
The new standard establishes new guidelines regarding when impairment losses on long lived assets, which include plant and equipment, certain identifiable intangible assets and goodwill, should be recognized and how impairment losses should be measured. The Company does not expect adoption to have a material effect on its financial position or result of operations. SFAS No 123 "Accounting for stock based compensation" (SFAS No. 123), issued by the FASB, is effective for specific transactions entered into after December 15, 1995, while the disclosure requirements of SFAS No. 123 are effective for financial statements for fiscal years beginning no later than December 15, 1995. The new standard establishes a fair value method of accounting for stock based compensation plans and for transactions in which an entity acquires goods and services from non-employees in exchange for equity instruments. At the present time, the Company has not determined if it will change its accounting policy for stock based compensation or only provides the required financial statement disclosures. As such, the impact on the Company's financial position and results of operation is currently unknown

On March 3, 1997, FASB issued Statement of Financial Accounting Standards No. 128, Earnings per Share (SFAS 128). This pronouncement provides a different method of calculating earnings per share than is currently used in accordance with APB 15, Earnings per Share. SFAS 128 provides for the calculation of Basic and Diluted earning per share. Basic earnings per share includes no dilution and is computed by dividing income available to common share holders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earning of the entity, similar to fully diluted earnings per share. This pronouncement is effective for fiscal years and interim periods ending after December 15, 1997; early adoption is not permitted. The Company has not determined the effect, if any, of adoption on its EPS computation(s).


PART II
Other Information
Item 1.   Legal Proceedings

There are two legal proceedings to which the Company is a party. The first case, Securities and Exchange Commission (Plaintiff) Vs. Andrew S. Pitt, Conectisys Corp., Devon Investments Advisors, Inc., B & M Capital Corp., Mike Zaman, and Smith Benton & Hughes, Inc. (Defendants) Civil Case # 96-4164. The Case Alleges that a fraudulent scheme was orchestrated and directed by the defendants to engage in the sale and distribution of unregistered shares of Conectisys by creating the appearance of an active trading market for the stock of Conectisys and artificially inflating the price of its shares. In the suit the SEC seeks permanent injunctions from violating securities laws. The SEC does not seek any civil penalties from the Company. The courts having conducted a trial if this matter without a jury and taken it under submission, found for the plaintiff as follows: against Conectisys on the claim that the defendant violated section 5(a), 5(c), 17(a). Conectisys was NOT found to have violated section 10(b), 10(b-5), or 15(c). The Plaintiff was ordered to file proposed findings of fact and conclusions of law. The Plaintiff has filed subsequent to the year ended November 30, 1997, with its conclusions and findings, and is requesting that the Company disgorge alleged profits plus interest totaling $1,013,514.60. The Company has filed objections to their claims. The court has ruled on the findings and subsequent motions. And has requested that the Company pay a total of $175,000 jointly and severally with Andrew Pitt

The second case was brought by Clamar Capital Corp. (the "Plaintiff ") against Smith Benton & Hughes; Michael Zaman; Claudia Zaman; Andrew Pitt and Conectisys Corp. (collectively the "Defendants"). The case was brought before the District Court of Arapahoe, State of Colorado, case No. 97-CV-1442, Division 3. The Plaintiff did not specify an amount of damages that it seeks from the defendants.

Item 5. Other Information
In the quarter ended August 31, 1998 the company issued 1,525,680 shares for cash, services and acquisitions. The Company purchased the remaining 20% of Technilink Technology Manufacturing Inc (Technilink) and the complete rights to all products produced by Technilink.

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

Date: October 20, 1998                       By  /S/ Robert A. Spigno
                                   Robert A. Spigno, President

















      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                 Title                   Date



/S/ Robert A. Spigno      Chairman of the Board,   October 20, 1998
(Robert A. Spigno)        Chief Executive
                          Officer, and Director

 /S/ Richard Dowler       Chief Financial Officer  October 20, 1998
(Richard Dowler)          (Principal Financial
                          Officer and Principal
                          Accounting Officer),
                          and Director

 /S/ Patricia A. Spigno   Secretary, Treasurer    October 20, 1998
(Patricia A. Spigno)