Form 10KSB/A
period 1998-11-30
CONECTISYS CORP
filed 1999-08-02
CIK 790273

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                  FORM 10-KSBA

(Mark One)

|X| Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934. For the year ended November 30, 1998.

|_| Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934 [no fee required]

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

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(b) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes|_| No

Check if there is no disclosure of delinquent filers in response to Item
405 of Regulation S-B Contained herein, and disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-QSB. |X|

State Issuer's revenues for it's most recent fiscal year: $ 000.

The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold on November 30, 1998 was $10,792,139. For the purpose of the foregoing calculation only, all directors and executive officers of the registrant have been deemed affiliates. The number of shares outstanding of each of the issuer's classes of common equity, as of November 30, 1998 was 12,662,212.

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

PrimeLink has developed a product line for monitoring of meters for utility companies. This technology eliminates the need for a meter reader and for electric utilities provides a method for energy conservation and load management.

Business and Products of PrimeLink

Government electric deregulation and the need to lower operational costs are requiring many businesses to acquire operating information from widespread or mobile operations.

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

Potential applications are numerous. Electric, water and gas utility meters, pipeline gas flow measurement are some of the potential applications of the technology. PrimeLink entered the market with a vending machine product, which was unsuccessfully marketed. PrimeLink has been targeting the electricity meter Automated Meter Reading (AMR) market.

The key concept behind PrimeLink's business is the unique combination of existing technologies to provide low cost monitoring equipment combined with low cost communications for sites where real-time monitoring is not required. These monitoring products will be based on an industry stadard data acquisition software kernel.

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

PrimeServer- In order to simplify integration of the PrimeLink data into a customer's system, we will provide a gateway product called PrimeServer which handles all network interaction and delivers the data to the customer in the optimum protocol and physical interface. PrimeServer is located at PrimeLink's California Office.

On February 15, 1996, PrimeLink entered into a Joint Marketing and Development Agreement ("Agreement") with SkyTel Corp. pursuant to which PrimeLink agreed to customize and develop a paging technology based receiver for use in connection with SkyTel's Two-Way wireless messaging services and system (the "SkyTel Network") and both parties agreed to assist each other in the marketing of the PrimeLink product and the SkyTel Network. The Company believes that the joint marketing of its product with the SkyTel System could have significant potential for the Company. However, the Agreement does not require any purchases of the PrimeLink product by SkyTel, and may not necessarily result in any significant revenues for the Company. The Agreement is for a two-year term, and will automatically renew for additional one-year terms until terminated by eitherparty.

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

In September 1997, Consolidated Edison (ConEd) of New York placed an order with PrimeLink for the monitoring of its Steam operations in the Manhattan Area. PrimeLink believes that this initial order with ConEd will lead to the introduction of other Conectisys products within the Consolidated Edison organization.

Business and Products of TechniLink

TechniLink Technology Manufacturing, Inc. ("TechniLink") is a multifaceted corporation who provides products and services for the Industrial Automation Market. The products consist of hardware and software to ensure an industrial plant's ability to automate more efficiently.

TechniLink utilizes the Echelon Corporation LON (local operating network) power-line carrier technology. This technology creates an easy to use, and flexible system. By dramatically reducing the installation cost of aComputer-controlled valve and motor network, customers are now able to affordthe benefits associated with around-the-clock diagnostics, auditing documentation and sequence monitoring.

The LonWorks based "Cube 2001" System offers the following key benefits:

      Cost savings from simplified design and minimization of installation costs.

      Cost reductions in material quantities with regard to cables distribution and junction boxes.

      Sophisticated software packages providing historical audits of each device on the network and continuous serial/digital diagnosis of an array of vital functions.

The Company believes that the product's ease of installation makes the product and versatile as any other device currently being the marketed.

Competition

Conectisys and its subsidiaries, PrimeLink and TechniLink, have competition in their respective markets. PrimeLink's automatic meter reading (AMR) device has the most competition. One competitor uses the similar two-way paging technology. The major difference between the other competitors devices and PrimeLink's device is that the competition utilizes spread spectrum radios that either have a drive-by collection process or require the build out of transmission sites. PrimeLink in connection with SkyTel uses Two-Way Paging technology to accomplish this without the extra costs.

TechniLink's Cube 2001 system for real time control of valve and actuators, is currently believed to have no competitor using the Echelon Neuron chip. The most competitive forces in the CUBE's market fall in three categories:

      A] Powell C2, a mechanical relay technology that has been around for over 30 years.

      B] DCS & PLC based I/O systems. DCS (Digital Control System) & PLCs (Programmable Logic Controller) are microprocessor based industrial type computers.

      C] MANUFACTURERS SYSTEMS are created by the valve actuator manufacturers.

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

Customers

The Company has signed in the last quarter of 1997 a purchase order with Consolidated Edison, but no revenues were received in 1997 from this order.

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

Employees

As of November 30, 1998, the Company and its subsidiaries employed seven full time employees, of whom three are officers of Conectisys. At this time there are no grievances of any kind from the employees of the Company.

Item 2. Description of Property

The Company's principal executive offices are located at 7260 Spigno Place, Agua Dulce, California 91350. The space is leased from S.W. Carver, a related party. The lease is for office space (1090 Square feet) and equipment to run the day to day operations of the corporation. The lease was for 11 months at $2,000.00 per month that expired in December 1996. The lease was renewed in January 1997 and January for an additional 12 months and there is an option to purchase at the end of the period. The Company plans to renew the lease again in 1999. There are no current plans to lease any additional space.

The PrimeLink office location is 24730 Avenue Tibbitts Unit 130, Valencia, CA 91355. PrimeLink leased approximately 600 square feet of office space and 400 square feet warehouse space for $1400 a month for a one-year term. TechniLink is located at 7260 Spigno Place, Agua Dulce, and CA 91350.

Item 3. Legal Proceedings

In May 1999, the United States District Court for the Central District of California (Civ. Action No. 96-4164-MRP) entered an Amended Final Judgment of Permanent Injunction and Other Relief against the Company in a civil action filed by the U.S. Securities and Exchange Commission. The judgment permanently enjoins the Company from any future violations of Section 5(a) and
(c) of the Securities Act of 1933 (registration provisions), and of Section 17(a) of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder (anti-fraud provisions). The Court ordered disgorgement of $175,000 and post-judgment interest which was waived based upon the financial condition of the Company as reflected in certain reports filed with the SEC.

Item 4. Submission of Matters to a Vote of Security Holders

An annual stockholders meeting was not held during the fiscal year ending November 30, 1998.

PART II

Item 5.   Market for Common Equity and Related Stockholder Matters

When traded, the Company's shares are traded on the electronic over-the-counter bulletin board. Bid and asked quotations are reported on the bulletin board under the symbol CNES. As of February 15, 1997, there were approximately 7 market makers quoting the stock. The following table indicates the range of high, low & closing information for the common stock for each fiscal quarter in 1998.

All prices have been converted to reflect the 1:250 and the 1:20 reverse stock splits, which occurred in prior to 1998.

     Quarter ending                               High        Low       Close

November 30, 1998                                 $1.50      $0.125     $0.50
August 31, 1998                                   $4.25      $1.187     $1.25
May 31, 1998                                      $5.875     $2.187     $2.50
February  28, 1998                                $3.875     $2.00      $3.687

As of November 30, 1998, there were 608 shareholders of record of the Company's common stock.

Holders of the common stock are entitled to receive such dividends as may be declared by the Company's Board of Directors. The Company has not declared any cash dividends on its common stock since the companies inception, and its Board of Directors has no present intention of declaring any dividends.

Item 6. Management's Discussion and Analysis or Plan of Operation

Results of operations

The Company (A Development Stage Company), realized a net loss on operations of $4,420755 for the year ended November 30, 1998, with no revenues. The Company in the 12 month period ended November 30, 1997, had losses of $2,739,268 with $380,642 in revenues.

Plan of operation

Loss on operations for the Company for the year ended 1997 was $2,739,268 as compared to a loss of $4,420,755 in fiscal 1998. This is a 61% increases in losses from the prior year in the same period. The Company, over the next 12 months will rely on the revenues from its subsidiaries, collection of notes receivable and additional funding through the sale of common stock or loans colateralized through common stock. Revenues in fiscal 1998 was $zero as compared to $380,642 in year ended November 30, 1997. Development for the subsidiaries' products will be ongoing throughout the year with no expected purchase of significant equipment or plants at this time. There is no expected significant change in the number of employees at this time.

Liquidity and capital Resources

As of November 30, 1998, the Company had a negative working capital of $1,428,450, consisting of $5,734 in current assets and $1,434,184 in current liabilities. The Company had a negative working capital of $123,549 at year ended November 30, 1997. This is a 16% increase in negative working capital compared to November 30, 1997. The Company has incurred operating losses since its return to the development stage, which raise substantial doubt about the Company's ability to continue as a going concern.

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

The Company had total assets of $1,281,136 as of November 30, 1998, and total liabilities of $1,434,184. Shareholder equity is $(153,048), as compared to $17,869 for fiscal year ended November 30, 1997.

Cash Flows

The Company had a net loss for the year ended November 30, 1998, of $4,420,755 . The cash used in operations toward this loss was $1,402,435. The largest area of loss was the result of non-cash transactions to the Company. $1,777,521 (40%) was the result of services that were paid through the issuance of Common stock. The Company also had depreciation and amortization expenses of $1,357,155, which is approximately 31% of the total net loss. The cash investing was $122,414 (2.8%) of the total loss. The Company sold approximately $1,274,178 worth of its stock under rule 144 and Regulation S to finance a portion of its losses.

Effect of inflation

Inflation did not have any significant effect on the operations of the Company during the fiscal year ending November 30, 1998. Further, inflation is not expected to have any significant effect on future operations of the Company.

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

The Company has conducted a review of its computer systems to identify the systems that could be affected by the "Year 2000" issue and has implementation plan to resolve the issue. Any of the

Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculations. The Company presently believes with modifications to existing software and converting to new software, which the Company is implementing on a timely basis, the Year 2000 problem will not pose significant operational problems for the Company's computer systems as so modified and converted. Estimated costs associated with this conversion are anticipated to be minimal. However, if such modifications and conversions are not completed timely, the Year 2000 problem may have a material adverse impact on the operations of the Company.

Item 7. Financial Statements

Financial statements are audited and included herein beginning on page F1 and are incorporated herein by this reference.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no accounting changes for the Company.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

Directors and Officers

The Directors and Officers of the corporation, all of whose terms will expire at the next annual meeting of the shareholders, or at such time as their successors shall be elected and qualified, are as follows:

Robert A. Spigno, Chief Executive Officer/President, and Chairman of the Board Patricia A. Spigno, Secretary/Treasurer
Lawrence P. Muirhead, Chief Technology Officer

Robert A. Spigno, President and Chief Executive Officer

Robert A. Spigno, age 44, has been Chairman of the Board and Chief Executive Officer, since August 1995. He has for 22 years of experience in management and majority ownership of several closely held companies. Prior to joining Conectisys, Mr. Spigno was President of S. W. Carver Corp. He has been instrumental in bringing each of his previous companies to profitability.

Patricia A. Spigno, Secretary and Treasurer

Patricia A. Spigno, age 40, has been Secretary, Treasurer and a director of the Company since August 1995. Prior thereto, she has for nineteen years acted as a key management person in the operation of privately held companies. Since January 1990, she has acted as Secretary and Treasurer of S. W. Carver Corp. Her involvement in these and other companies has been from the conceptual stage of the formation of the company, through startup, and then on to the daily operations.

Ms. Spigno has managed all banking related transactions including specific account management, wire transfers, letters of credit, and payroll. She has also managed all aspects of escrow accounting. She currently holds an active California Real Estate license. Mrs. Spigno is the spouse of Robert A. Spigno.

Lawrence P. Muirhead, Chief Technology Officer

Mr. Muirhead, age 40, has been Chief Technology Officer and Member of the Board of Directors, since March 1998. He has for 18 years of experience in management and technology . Prior to joining Conectisys, Mr. Muirhead was System Specialist at TRW. His current focus is on new product development.

Item 10. Executive Compensation

Renumeration

Cash renumeration accrued for services in all capacities rendered to the Company ended November 30, 1998 to all directors and officers as a group was as follows:

                                                              Cash or cash
                               Capacities in                  equivalent forms
       Name                    which served                   of remuneration

Robert A. Spigno               CEO/President                  $76,784
Patricia A. Spigno             Secretary/Treasurer            $40,003
Lawrence P. Muirhead           CTO                            $34,242

The Company has plans for profit sharing, insurance, and stock option plans for the benefit of its officers, directors or other employees for fiscal year 1999, but has not yet adopted any such programs.

In 1994, the Company established a compensatory benefit plan, pursuant to which up to 20,000 shares of common stock may be issued to persons that the Board of Directors deems are owed some form of compensation for services to the Company. There no shares were granted under this program in 1998.

Stock

Robert A. Spigno and Lawrence P. Muirhead were respectively granted 90,000 and 135,000 shares of stock restricted under rule 144. This stock was for services in all capacities rendered to the Company during the fiscal year ending November 30, 1998. Ms. Spigno was not granted stock during the fiscal year.

Stock Option Exercises and option values

Fiscal year end option number and value.

                       Exercisable   Unexercisable   Exercisable   Unexercisable

Robert A. Spigno        1,471,195          0          $3,677,987       $  0

Item 11.  Security Ownership of Certain Beneficial Owners and Management

As of November 30, 1998, the Company had 12,662,212 outstanding shares of common stock. Each common share entitles the holder to one vote on any matter submitted to shareholders for approval. The Company has authorized 1,000,000 shares of Class A Preferred Stock, $1.00 par value per share, of which 60,500 shares currently are issued and outstanding. Preferred Class A stock has 100 to 1 voting rights. Also authorized are 1,000,000 shares of Class B Preferred Stock, $1.00 par value per share. Class B Preferred stock has conversion rights of 10 common stock shares to 1 share Preferred Class B of which no shares currently are issued and outstanding.

                                                  Number of       Percentage of
Beneficial Owners Owning 5% or more                 Shares         common Stock

Cede & Co                                         2,663,577           21.0%
Braemar Management                                2,000,000           15.8%
S.W. Carver Corp.                                 1,873,682           14.8%
Pacific Trade Services                            1,750,000           13.8%

Security ownership of Management

Robert A. Spigno (1)                                550,809            4.4%
Patricia A. Spigno (2)                               61,362            0.5%
Lawrence Muirhead                                   135,000            1.1%

Total Directors and Officers as a whole             608,061            6.0%

                                                  Number of       Percentage of
Beneficial Owners Owning 5% or more                 Shares         common Stock

Robert A. Spigno                                    60,500             100%

(1) Does not include 61,362 shares owned by Patricia Spigno (spouse) nor the 1,873,682 shares owned by S.W. Carver Corp. The aggregate beneficially owned by Robert A. Spigno is 2,285,853 Shares (19.6%).

(2) Does not include 550,809 shares owned by Robert A. Spigno (spouse) nor the 1,873,682 shares owned by S.W. Carver Corp. The aggregate beneficially owned by Patricia A. Spigno is 2,285,853 Shares (19.6%).

Item 12.  Certain Relationships and Related Transactions

In August, 1995 Conectisys contracted S.W. Carver Corp. (SWC), to maintain the day to day accounting needs of the company. Costs were included in the general and administrative expenses for period. This contract was terminated in September, 1997. S.W. Carver Corp. (SWC) is a closely held corporation, which is owned by Robert A. Spigno and Patricia A. Spigno.

Effective March 21, 1995, the Board of TechniLink approved the purchase of a 1990 Ford Bronco from SWC for $12,000. The note for the vehicle is at 10% interest until March of 1998. This note was paid with the issuance of Restricted Common Stock in October 1997.

In February 1996, the Company entered into an equipment lease/purchase agreement with SWC. The initial term of this lease was for 11 months at a rate of $2,000 per month. The lease was extended in January, 1997 & January, 1998 with 12 month terms. The Conectisys has the right to purchase the leased right for approximately $83,000. However, the lessor has the right to revoke the purchase option at anytime and for any reason.

In October 1997, the Company reduced its debt from $777,888 to $30,000 with S.W. Carver by issuing 1,944,720 Restricted Common Stock under rule 144.

Information concerning certain other related party transactions are contained in response to Item 1 and 11 and which are incorporated herein by this reference.

Item 13. Exhibits and Reports on Form 8-K

      (a)   Exhibits

            Financial Data Schedule
            Financial statements

            (b) During the Registrant's fiscal year ended November 30, 1997, the registrant filed the following current report on Form 8-K:

8-K Filed December 17, 1997

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.

                                           CONECTISYS CORPORATION


Date: July 15, 1999                        By /S/ Robert A. Spigno
                                              ----------------------------------
                                                  Robert A. Spigno, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                      Title                               Date

/S/ Robert A. Spigno           Chairman of the Board, Chief        July 15, 1999
---------------------------    Executive Officer, President
(Robert A. Spigno)             and Director


/S/ Patricia A. Spigno         Secretary, Treasurer                July 15, 1999
---------------------------
(Patricia A. Spigno)

Consolidated Balance Sheets
November 30,                                           1998            1997

Assets

Current assets
   Cash                                            $      5,734    $     17,265
   Accounts receivable - trade (net of
     allowance for doubtful accounts
     of $379)                                                --           3,411

Total current assets                                      5,734          20,676

Notes receivable, net (Notes 4 and 6)                   300,000         181,270

Property and equipment, net (Note 5)                    133,986         118,904

Other assets
   Licenses and technology, net of accumulated
     amortization of $0 and $656,337 in 1998
     and 1997 (Notes 1 and 9)                                --         954,403
   Deposit                                              841,416              --

Total other assets                                      841,416         954,403

                                                   $  1,281,136    $  1,275,253

Liabilities and Shareholders'
   Equity (Deficit)

Current liabilities
   Accounts payable                                $    275,438    $    410,455
   Accrued compensation (Note 9)                        343,799         223,448
   Accrued expenses                                      74,957          50,000
   Notes payable (Note 6)                               739,990         444,463
   Other current liabilities                                 --         127,802

Total current liabilities                             1,434,184       1,256,168

Long-term liabilities
   Notes payable (Notes 6)                                   --           1,216

Total long-term liabilities                                  --           1,216

Commitments and contingencies (Note 9)

Shareholders' equity (deficit) (Note 7)
   Preferred stock - Class A, 1,000,000 shares
     authorized, $1.00 par value; 80,500 and
     20,500 issued and outstanding in 1998
     and 1997                                            80,500          20,500
   Convertible preferred stock - Class B,
     1,000,000 shares authorized, $1.00
     par value; -0- issued and outstanding                   --              --
   Common stock, 250,000,000 shares authorized,
     no par value; 12,662,212 and 4,677,268
     shares issued and outstanding in 1998
     and 1997                                        12,539,418       8,349,580
   Deficit accumulated during development stage     (12,772,966)     (8,352,211)

Total shareholders' equity (deficit)                   (153,048)         17,869

                                                   $  1,281,136    $  1,275,253

Statements of Operations

                                                                                     December 1, 1990
                                                                                    (Inception) through
                                                    Year ended November 30,             November 30,
                                                    1998              1997                  1998

Revenues                                        $         --      $    380,642          $    491,805

Manufacturing expenses                               401,373           237,914               726,264

Gross profit                                        (401,373)          142,728              (234,459)

Operating expenses
   General and administrative                      2,905,272         1,961,535             7,737,424
   Bad debt write-offs (Note 4)                           --           446,625             1,680,522

Loss from operations                              (3,306,645)       (2,265,432)           (9,652,405)

Interest income                                        1,640                --               102,688

Interest expense                                      (2,770)          (89,365)             (769,803)

Write-off of intangible assets (Note 1)           (1,112,980)         (384,471)           (1,375,704)

Net loss                                        $ (4,420,755)     $ (2,739,268)         $(11,695,224)

Weighted average shares outstanding                8,892,978           813,327

Net loss per share                              $       (.50)     $      (3.37)

Statements of Shareholders' Equity (Deficit)
December 1, 1990 (Inception of Development Stage) Through November 30, 1998 (Common stock shares have been converted to reflect a 1:20 reverse stock split in October, 1997)

                                                                                                         Deficit
                                                    Preferred                                            Accumulated
                                                    Stock                     Common                     During
                                                    Class A                   Stock                      Development
                                                    Shares       Amount       Shares      Amount         Stage          Total
Balance, December 31, 1990 (re-entry
  development stage)                                    --       $    --        10,609    $ 1,042,140    $(1,042,140)   $        --

Shares issued in exchange for:
  Cash, May 31, 1993                                    --            --         1,000          1,000             --          1,000
  Capital contribution, May 31, 1993                    --            --         2,000            515             --            515
  Services, March 26, 1993                              --            --         2,000            500             --            500
  Services, March 26, 1993                              --            --         1,200            600             --            600

Net loss for the year ended
  November 30, 1993                                     --            --            --             --         (5,459)        (5,459)

Balance, November 30, 1993                              --            --        16,809      1,044,755     (1,047,599)        (2,844)

Shares issued in exchange for:
  Services, May 1, 1994                                 --            --         2,400          3,000             --          3,000
  Cash, September 1, 1994                               --            --        17,771         23,655             --         23,655
  Services, September 15, 1994                          --            --         8,700         11,614             --         11,614
  Cash, September 26, 1994                              --            --         3,000         15,000             --         15,000
  Cash, October 6, 1994                             16,345        16,345            --             --             --         16,345
  Cash, September and October, 1994                     --            --         1,320         33,000             --         33,000

Net loss for the year                                   --            --            --             --        (32,544)       (32,544)

Balance, November 30, 1994                          16,345        16,345        50,000      1,131,024     (1,080,143)        67,226

Shares issued in exchange for:

  Cash, February 13, 1995                               --            --         1,160        232,000             --         232,00
  Debt repayment, February 13, 1995                     --            --         2,040        408,000             --        408,000
  Debt repayment, February 20, 1995                     --            --         4,778        477,810             --        477,810
  Acquisition of assets, CIPI February 1995             --            --        28,750      1,950,000             --      1,950,000
  Acquisition of assets, April 5, 1995
    (Note 10)                                           --            --        15,000             --             --             --
  Cash and services, April and May 1995                 --            --        16,000        800,000             --        800,000
  Cash, June 1, 1995                                    --            --           500         30,000             --         30,000
  Acquisition of assets and services,
    September 26, 1995                                  --            --         4,000        200,000             --        200,000
  Cash, September 28, 1995                              --            --            41          3,000             --          3,000
  Acquisition of assets, September 1995                 --            --        35,000      1,750,000             --      1,750,000
  Return of assets, CIPI September 1995                 --            --       (27,700)    (1,950,000)            --     (1,950,000)

Net loss for the year                                   --            --            --             --     (2,293,867)    (2,293,867)

Balance, November 30, 1995                          16,345        16,345       129,569      5,031,834     (3,374,010)     1,674,169

Shares issued in exchange for (Note 7):
  Cash, February, 1996                                  --            --         1,389        152,779             --        125,000
  Debt repayment, February, 1996                        --            --        10,000        612,000             --        639,779
  Services, February, 1996                              --            --         3,160        205,892             --        205,892
  Cash, March, 1996                                     --            --           179         25,000             --         25,000

Shares returned and canceled, March, 1996               --            --       (15,000)            --             --             --

Services, April, 1996                                   --            --            13          2,069             --          2,069
Services, September, 1996                            4,155         4,155           586         36,317             --         40,472

Services, October, 1996                                 --            --         6,540        327,000             --        327,000
Debt repayment, November, 1996                          --            --         2,350         64,330             --         64,330

Net loss for the year                                   --            --            --             --     (2,238,933)    (2,238,933)

Balance, November 30, 1996                          20,500        20,500       138,786      6,457,221     (5,612,943)       864,778

Shares issued in exchange for (Note 7):
  Services, March, 1997                                 --            --           228          6,879             --          6,879
  Services, April, 1997                                 --            --           800         13,120             --         13,120
  Services, July 1997                                   --            --         1,500         16,200             --         16,200
  Cash, July, 1997                                      --            --        15,000        300,000             --        300,000
  Services, August, 1997                                --            --         5,958         56,000             --         56,000

Adjustment for partial shares due to
  reverse stock split (1:20)                            --            --           113             --             --             --

  Services, October, 1997                               --            --     1,469,666        587,865             --        587,865
  Debt repayment, October, 1997                         --            --     1,540,267        620,507             --        620,507
  Cash, October, 1997                                   --            --     1,500,000        281,250             --        281,250
  Services, November, 1997                              --            --         4,950         10,538             --         10,538

Net loss for the year                                   --            --            --             --     (2,739,268)    (2,739,268)

Balance, November 30, 1997                          20,500        20,500     4,677,268      8,349,580     (8,352,211)        17,869

Shares issued in exchange for (Note 7):
  Services, December 1997                                                        4,550          2,733                         2,733
  Cash, January 1998                                                           133,334        167,730                       167,730
  Cash, February 1998                                                        4,000,000        639,500                       639,500
  Services, April 1998                                                          27,263         39,666                        39,666
  Cash, April 1998                                                             100,000         32,490                        32,490
  Services, June 1998                                                           52,760         89,489                        89,489
  Cash, June 1998                                                              300,000         64,980                        64,980
  Cash, July 1998                                                              450,000        336,988                       336,988

  Compensation, July 1998                                                      120,000        246,161                       246,161
  Services, July 1998                                                          434,283        847,960                       847,960
  Technilink asset, July 1998                                                  350,000        480,725                       480,725
  Services, August 1998                                                         58,637         91,147                        91,147
  Services, September 1998                                                      60,000         66,712                        66,712
  Deposit, September 1998                                                    1,350,000        839,160                       839,160
  Cash, September 1998                                                         100,000         32,490                        32,490
  Services, October 1998                                                       144,117         61,907                        61,907
  Services, November 1998                                                      300,000        150,000                       150,000
  Preferred Stock for compensation                  60,000        60,000                                                     60,000

Net loss for the year                                                                                     (4,420,755)    (4,420,755)

Balance, November 30, 1998                          80,500      $ 80,500    12,662,212    $12,539,418   $(12,772,966)     $(153,048)

Statements of Cash Flows
Increase (Decrease) in Cash

                                                                                    December 1, 1990
                                                                                  (Inception) through
                                                        Years ended November 30,      November 30,
                                                         1998            1997            1998

Cash flows from operating activities
  Net loss                                           $ (4,420,755)   $ (2,739,268)   $(11,695,224)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Stock issued for services                           1,777,521         690,602       3,841,717
    Stock issued for interest                                  --          88,951         535,591
    Provision for bad debts                                    --         447,915       1,422,401
    Minority interest                                          --              --        (121,747)
    Depreciation and amortization                       1,357,155         871,866       2,750,080
    (Increase) decrease in assets:
      Accounts receivable                                   3,411          30,831          (4,201)
      Accrued interest receivable                              --           7,947         (95,700)
      Deposits                                             (2,256)          4,500          (2,256)
    Increase (decrease) in liabilities:
      Accounts payable                                   (135,017)         71,633         275,438
      Accrued expenses                                   (102,845)         50,000         (52,845)
      Accrued compensation                                120,351          87,267         343,799
      Other current liabilities                                --          10,140         216,753

Net cash used in operating activities                  (1,402,435)       (377,616)     (2,586,194)

Cash flows from investing activities
  Collection on notes receivable                          181,270              --         181,270
  Increase in notes receivable                                 --              --      (1,322,500)
  Costs of licenses and technology                             --         (60,465)        (94,057)
  Purchase of equipment                                   (58,856)         (7,096)       (123,922)

Net cash used in investing activities                     122,414         (67,561)     (1,359,209)

Cash flows from financing activities
  Common stock issuance                                 1,274,178         300,000       2,134,833
  Preferred stock issuance                                     --              --          16,345
  Proceeds from debt, other                                    --          57,894       1,540,731

Increase (Decrease) in Cash

                                                                                    December 1, 1990
                                                                                  (Inception) through
                                                        Years ended November 30,      November 30,
                                                         1998            1997            1998

  Proceeds from debt, related                                  --              --         206,544
  Proceeds from stock purchase                                 --          99,980          99,980
  Payments on debt, other                                  (5,688)             --         (14,639)
  Payments on debt, related                                    --         (19,927)        (53,172)
  Decrease in stock subscription receivable                    --              --          20,000
  Contributed capital                                          --              --             515

Net cash provided by financing activities               1,268,490         437,947       3,951,137

Net increase (decrease) in cash                           (11,531)         (7,230)          5,734

Cash, beginning of year                                    17,265          24,495              --

Cash, end of year                                    $      5,734    $     17,265    $      5,734

  Cash paid during the year for:
    Interest                                         $         --    $         --    $    130,825
    Taxes                                                      --              --           1,650

Noncash financing and investing activities
  Common stock issued in exchange for:
    Stock purchase agreement                         $         --    $    281,250    $    281,250
    Property and equipment                                     --              --         130,931
    Deposit                                               839,160              --         839,160
    Licenses and technology                               358,979              --       2,128,979
    Repayment of debt and interest                             --         620,507       1,674,835
    Services and interest                               1,777,521         690,602       4,408,449

      See summary of significant accounting policies and notes to consolidated financial statements.

Summary of Accounting Policies

Basis of                The accompanying consolidated financial statements
Presentation            include the accounts of Conectisys Corporation (the
                        "Company") and its 80% owned subsidiaries Primelink, Inc. and Technilink, Inc. which was wholly owned as of July 1998. All material intercompany transactions and balances have been eliminated in the accompanying consolidated financial statements.

Development             The Company returned to the development stage in
Stage                   accordance with SFAS No. 7 on December 1, 1990 and
Company                 during the fiscal year ended November 30, 1995, the
                        Company completed two mergers and is in the process of developing its technology and product lines.

Cash                    For financial accounting purposes and the statement of
Equivalents             cash flows, cash equivalents include all highly liquid
                        debt instruments with an original maturity of three months or less.

Property and            Property and equipment are recorded at cost.
Equipment               Depreciation is computed over the estimated useful lives
                        of the assets using the straight-line method. Property and equipment are estimated to have a useful life of 5-7 years.

Net Loss Per            Net loss per common share is based on the weighted
Common Share            average number of common and common equivalent shares
                        outstanding for the periods presented. Common equivalent shares representing the common shares that would be issued on exercise of convertible securities and outstanding stock options and warrants reduced by the number of shares which could be purchased from the related exercise proceeds are not included since their effect would be antidilutive.

Stock Issued            Shares of the Company's common and preferred stock
for Noncash             issued in exchange for goods or services are valued at
Consideration           the cost of the goods or services received or at the
                        market value of the shares issued depending on the ability to estimate the value of the goods or services received.

Estimates               The preparation of the financial statements in
                        conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

License                 The cost of acquiring license rights are capitalized and
Agreements              amortized over the shorter of the estimated useful life
                        of the license or the term of the license agreement. The licenses are being amortized over a period of five years. At November 30, 1997, the Company generated some revenues from the licenses it acquired. Although management has developed a plan to develop and market the technology, it is reasonably possible that the estimates of expected future gross revenue will be reduced significantly in the near term due to competitive pressure. Consequently, the carrying amount of capitalized licenses at November 30, 1997 may be reduced materially in the near term. The carrying value of the licenses is subject to periodic evaluation and if necessary the amounts will be written down to their net realizable value. As of November 30, 1997, the Company had not generated any revenues from the Technilink licenses and the future projected revenues were revised.
                        As such the Technilink license and deferred technology were write-down to their net realizable value at that time. As of November 30, 1998, the Company still had not generated any revenues from the Technilink and Primelink licenses. As such, the net license and deferred technology were written down to zero.

Technology              Deferred technology costs include capitalized product
                        development and product improvement cost incurred after achieving technological feasibility and are amortized over a period of five years.

Income Taxes            The Company has adopted Statement of Financial
                        Accounting Standards ("SFAS") No. 109, which requires the Company to recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's consolidated financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and tax basis of assets using the enacted rates in effect in the years in which the differences are expected to reverse.

Impairment of           Statement of Financial Accounting Standards No. 121,
Long-Lived Assets       "Accounting for the Impairment of Long-Lived Assets and
                        for Long-Lived Assets to be Disposed Of" (SFAS No. 121) issued by the Financial Accounting Standards Board
                        (FASB) is effective for financial statements for fiscal years beginning after December 15, 1995. The new standard establishes new guidelines regarding when impairment losses on long-lived assets, which include plant and equipment, certain identifiable intangible assets and goodwill, should be recognized and how impairment losses should be measured.

Accounting for          Statement of Financial Accounting Standards No. 123,
Stock-Based             "Accounting for Stock-Based Compensation" (SFAS No. 123)
Compensation            establishes a fair value method of accounting for
                        stock-based compensation plans and for transactions in which an entity acquires goods or services from non-employees in exchange for equity instruments. The
                        Company adopted this accounting standard on January 1, 1996. SFAS 123 also encourages, but does not require companies to record compensation cost for stock-based employee compensation. The Company has chosen to continue to account for stock-based compensation utilizing the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, compensation cost for stock options is measured as the excess, if

Accounting for          any, of the fair market price of the Company's stock at
Stock-Based             the date of grant over the amount an employee must pay
Compensation            to acquire the stock. Also in accordance with SFAS No.
(Continued)             123, the Company has provided the stock. Also in
                        accordance with SFAS No. 123, the Company has provided footnote disclosure with respect to stock-based employee compensation. The cost of stock-based compensation is measured at the grant date on the value of the award and recognizes this cost over the service period. The value of the stock-based award is determined using a pricing model whereby compensation cost is the excess of the fair market value of the stock as determined by the model at grant date or other measurement date over the amount an employee must pay to acquire the stock.

                        Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income," (SFAS No. 130) issued by the FASB is effective for financial statements with fiscal years beginning after December 15, 1997. Earlier adoption is permitted. SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Adoption of SFAS No. 130 did not have an effect on the Company's financial position or its results of operations.

                        Statement of Financial Accounting standard No. 131, "Disclosure About Segments of an Enterprise and Related Information," (SFAS No. 131) issued by the FASB is effective for financial statements with fiscal years beginning after December 15, 1997. Earlier application is permitted. SFAS No. 131 requires that public companies report certain information about operating segments, products, services and geographical areas in which they operate and their major customers. Adoption of SFAS No. 131 did not have an effect on the Company's financial position or results of operations; however, required disclosures were made relating to the above items.

New Accounting          In June 1998, the FASB issued SFAS No. 133, "Accounting
Pronouncements          for Derivative Instruments and Hedging Activities"
                        effective for financial statements with fiscal years beginning after June 15, 1999. SFAS No. 133 provides a comprehensive and consistent standards for the recognition and measurement of derivatives and hedging activities and requires all derivatives to be recorded on the balance sheet at fair value. The Company does not expect the adoption of SFAS No. 133 to have a material impact, if any, on its results of operations, financial position or cash flows.

Fair Value              The carrying amounts of financial instruments including
of Financial            cash and cash equivalents, accounts receivable, accounts
Instruments             payable, accrued compensation and notes payable other,
                        approximate fair value because of the short maturity of these instruments. It is not practical to estimate the fair value of the notes payable related party due to their related party nature.

Reclassifications       For comparability purposes, certain prior year accounts
                        have been reclassified to conform with current year presentation.

Notes

1. Business             Nature of Organization

                        The Company was incorporated under the laws of Colorado on February 3, 1986, to analyze and invest in business opportunities as they may occur.

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

                        Effective December 1, 1994, the Company agreed to acquire all of the outstanding shares of Progressive Administrators, Inc. (PAI) in exchange for 300,000 shares of its no par value common stock. The transaction was to be accounted for as a purchase transaction. The shares to be issued by the Company were to be "restricted securities" within the meaning of Rule 144 of the Securities Act of 1933, as amended. Accordingly, PAI would have been a wholly-owned subsidiary of the Company as of December 1, 1994. PAI was formed in the state of Colorado on September 14, 1994 and is engaged in the records storage business.

1. Business             Nature of Organization (Continued)
   (Continued)
                        Effective December 1, 1994, the Company also agreed to acquire all of the outstanding shares of Creative Image
                        Products, Inc. (CIPI) in exchange for 575,000 shares of its no par value common stock. The shares were issued in February of 1995. The shares issued by the Company were "restricted securities" within the meaning of Rule 144 of the Securities Act of 1933, as amended. Accordingly, CIPI was a wholly-owned subsidiary of the Company as of December 1, 1994. CIPI was formed in the state of Kansas on April 29, 1994 and is engaged in the insecticide business and through its wholly-owned subsidiary, ADA
                        Signature Distributors, Inc., the sign manufacturing business.

                        During 1995, the Company's only operations consisted of CIPI's manufacturing of organic insecticides prior to its disposal. On September 28, 1995 the Company entered into an agreement to unwind the acquisition of CIPI. CIPI issued a promissory note to the Company in the amount of $1,302,500 to reimburse the Company for cash advances. In accordance with the agreement, the shares issued to CIPI were exchanged for all shares issued to the Company. The shares outstanding carry no value on the financial statements. In 1997, the Company wrote-off this notes receivable as it was deemed uncollectible.

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

1. Business             Acquisition of Privately Held Companies
   (Continued)
                        In September 1995, the Company acquired 80% of the outstanding stock of TechniLink, Inc. a California
                        Corporation, and 80% of the outstanding stock of PrimeLink, Inc., a Kansas corporation, in exchange for an aggregate of 200,000 shares of the Company's common stock. The acquisitions were accounted for as purchases.
                        Both PrimeLink and TechniLink are start-up companies. In
                        July 1998, the Company purchased the remaining shares of Technilink, Inc. and is now 100% owned by the Company.

                        The acquisitions of these companies occurred in connection with the signing of the license agreements discussed in Note 9. The Company issued a total of 700,000 shares of common stock and assumed a loan of $400,000 to acquire the licenses and the Corporations. The only major asset acquired from PrimeLink and TechniLink was the license and technology. The stock issued was valued at $1,750,000, the fair market value of common stock issued, and is included in licenses and technology on the balance sheet. In 1998, the net amount of these licenses were fully written off.

2. Going Concern        As of November 30, 1998, the Company has a deficiency in
                        working capital of $1,428,450 and has incurred operating losses since its return to the development stage, which raise substantial doubt about the Company's ability to continue as a going concern. Also the company is a party to an investigation by the Securities and Exchange
                        Commission see Note 9.

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

3. Related Party        The Company also leases office space from S.W. Carver
   Transactions         Corporation, a company owned by a major shareholder of
                        the Company. The lease is for a period of twelve months at a rate of $2,000 per month. The Company also pays
                        S.W. Carver Corporation for bookkeeping services which are included in general and administrative expenses.

                        Rent expense for the years ended November 30, 1998 and 1997 were $54,919 and $20,000, respectively.

                        In February 1996, the Company's Board of Directors authorized the purchase of a car for the use of its Chief Financial Officer. The purchase price was approximately $23,000, of which approximately $18,000 was financed by the Company. The Board of Directors also determined that the vehicle would be maintained and fueled in full by the Company.

4. Note Receivable      A note receivable from CIPI of $1,302,500 was deemed to
                        be uncollectible and was written-off in 1997. The
                        Company had provided an allowance of $855,875 in 1996 and 1995 which was also written-off. Interest receivable on this note was written-off accordingly.

5. Property and         Property and equipment consisted of the following:
   Equipment
                        November 30,                          1998         1997

                        Office equipment                 $ 205,135    $ 148,518
                        Furniture and fixtures              16,608       14,369
                        Vehicles                            35,362       35,362
                                                           257,105      198,249
                        Accumulated depreciation          (123,121)     (79,345)

                        Total                            $ 133,984    $ 118,904

                        Depreciation expense for the years ended November 30, 1998 and 1997 totaled $43,776 and $38,562, respectively.

6. Notes Payable        Notes payable consisted of the following:

                        November 30,                          1998         1997

                        Notes payable to Oxford
                          International, Inc. due
                          November 18, 1999 at 12%
                          interest                       $ 300,000    $      --

                        Note payable to Devon
                          Investment Advisors,
                          unsecured, due on demand
                          at 10% interest                  241,824      241,824

                        Note payable to Black Dog
                          Ranch, LLC, unsecured, due
                          on demand at 8% interest         171,397      171,397

                        Note payable to Investor's
                          Financial                         25,000       25,000

                        Note payable to Ford Motor
                          Credit, secured by vehicle,
                          interest at 12.9%                  1,770        7,458

                        Total notes payable                739,991      445,679

                        Current portion                   (739,991)    (444,463)

                        Long-term portion                $      --    $   1,216

                        In November 1998, the Company entered into a financing arrangement with Oxford International for a bridge loan of $300,000 along with a line of credit.

                        In October 1997, all notes payable to S. W. Carver were paid through the issuance of the Company's common stock valued at $517,056 and cash of $2,774.

                        In 1997, the note payable to Robert Spigno increased by $16,700. In October 1997, the full amount was paid off in cash of $10,200 and in common stock valued at $14,500.

6. Notes Payable        On December 10, 1996, the Company signed a promissory
   (Continued)          note to the order of Black Dog Ranch LLC ("BDR"). This
                        note was rewritten in June 1997 and reduced to $171,397 to properly reflect the amount that the Company received from the sale of stock that BDR owned.

7. Shareholders'        The Company is authorized to issue 50,000,000 shares of
   Equity               $1.00 par value preferred stock, no liquidation
                        preference. One million of the preferred shares are designated as Class A preferred shares which have super voting power wherein each share receives 100 votes and has anti-dilution rights. One million of the preferred shares are designated as Class B preferred shares which have conversion rights wherein each share may be converted into ten shares of common stock.

                        In February 1996, the Company entered into an investment banking agreement for a period of two years. In consideration for services the Company granted the investment banker options to purchase 1,000,000 shares at $2.50 per share, the fair value at the date of grant. In October of 1996 the Company issued the investment banker 130,800 shares of common stock for services rendered. These shares resulted in the Company recording consulting fees of $327,000 which is the fair value of the stock at the date issued.

                        In February and November of 1996, the Company issued 200,000 and 47,000 shares, respectively, of common stock in settlement of outstanding obligations, which included principal and interest. The total debt reduced amounted to $257,469 and interest of $446,640 for a total of $704,109. The value of the transaction was based upon the value of the stock on that date.

7. Shareholders'        In February 1996, the Company issued 63,199 shares of
   Equity               common stock to various consultants and to an officer of
   (Continued)          the Company for services rendered. The transactions were
                        recorded at a total of $205,892 which approximates the fair value of the stock given at that date.

                        In February 1996, the Company and Hollywood Trenz, Inc. ("HTNZ") mutually agreed to terminate the ADA Sign Purchase Agreement and Agreement for the Purchase of Common Stock between them dated March 23, 1995 and to return the shares transferred pursuant to that agreement. As a result, the Company returned to HTNZ 600,000 shares of HTNZ common stock, which is valued at zero, and HTNZ returned to the Company 300,000 shares of the Company's common stock.

                        On September 3, 1996, 1,727 shares of common stock were issued to Micro Automation Development (MAD) for services provided to TechniLink. The transaction was recorded at $4,317, which approximates the fair value of the stock given at that date.

                        On September 12, 1996, the Company issued to Internet Stock Guide Inc., 10,000 shares of common stock for payment of an advertising contract on there World Wide Web and consulting services. The transaction was recorded at $32,000 which approximates the fair value of the stock given at that date.

                        On September 23, 1996, the Company issued 4,155 shares of Preferred stock to Robert Spigno, President of Conectisys Corp. for the reduction of compensation accrued to Mr. Spigno, the shares were issued at their par value of $1.00 per share.

                        In March, July and November, 1997 the Company issued 6,678 shares (converted due to 20:1 reverse stock split) for legal services. The transaction was recorded at $33,617 which approximates the fair value of the stock given at the dates of the transactions.

7. Shareholders'        On April 4, 1997, the Company issued 800 shares
   Equity               (converted due to 20:1 reverse stock split) of common
   (Continued)          stock valued at $13,120, which approximates the value of
                        the stock at the date of issue, to settle its lawsuit with the former directors.

                        On July 14, 1997 the Company issued 15,000 shares of restricted common stock in a private placement for $20.00 per share.

                        In October 1997, the Company approved a 1:20 reverse stock split on its common stock. All shares have been retroactively restated to reflect this change.

                        In 1997 531,471 shares were issued for compensation to Officers and Directors of the Company valued at $266,204.

                        In October 1997, 500,000 shares were issued to two consultants for services based on an agreement valued at $200,000.

                        In October 1997 all notes to S. W. Carver were paid through the issuance of 1,292,640 shares of Conectisys common stock valued at $517,056 and cash of $2,774.

                        In 1997 the note payable to Robert Spigno increased by $16,700. In October, 1997 the full amount was paid off in cash of $10,200 and in 36,250 shares of common stock valued at $14,500.

                        In December 1997, 4,550 shares were issued for legal services valued at $2,733.

                        Throughout 1998, the Company issued 5,083,334 shares for cash proceeds of $1,274,178, which was approximately $.25 per share.

                        In 1998, 1,070,777 shares were issued based on consulting agreements for services valued at $1,336,075, which was approximately $1.25 per share.

7. Shareholders'        In July 1998, 120,000 shares were issued for
   Equity               compensation to Officers and Directors of the Company
   (Continued)          valued at $246,160, which was approximately $2.05 per
                        share.

                        In July 1998, Conectisys purchased the minority interest of Technilink valued at $480,725 for 350,000 shares.

                        In July 1998, the Company issued 6,283 shares for advertising services valued at the fair value of $10,805.

                        In September 1998, a loan commitment fee of 1,350,000 shares of common stock worth $839,160 was made to secure financing arrangements with Oxford International, Inc., this amount is recorded as interest expense.

8. Income Taxes         Deferred income taxes consisted of the following:

                        November 30,                          1998          1997

                        Deferred tax asset, net
                          operating loss
                          carryforward                $ 8,716,018    $5,286,496
                        Deferred tax liability                 --            --
                        Valuation allowance            (8,716,018)   (5,286,496)

                        Net deferred taxes            $        --    $       --

                        The valuation allowance offsets the net deferred tax asset since it is more likely than not it would not be recovered.

9. Commitments          Employment Agreements
   and
   Contingencies        The President and CEO of Company entered into an
                        agreement dated October 2, 1995 which was amended
                        September 1, 1997 for a period of five years and he is entitled to receive a base salary of $160,000 per year and an annual bonus of 6% of the Company's pretax net income. Employee shall further receive a bonus, paid at year end, equal to 50% of employee's salary for continued employment. The staying bonus shall be compensated for with Conectisys Corp. restricted stock.
                        He is also granted an option to purchase up to 500,000 shares of the Company's restricted common stock at a price equal to 50% of the average market value at the date of purchase. The Chief Financial Officer of Company entered into an agreement dated October 2, 1995 which was amended September 1, 1997 for a period of three years and he is entitled to receive a base salary of $80,000 per year and an annual bonus of 2% of the Company's pretax net income. The Chief Financial Officer left the Company in 1998. All monies owed to him have been accrued.

                        The Secretary and Treasurer of Company entered into an agreement dated October 2, 1995 which was amended September 1, 1997 for a period of three years and he is entitled to receive a base salary of $80,000 per year and an annual bonus of 2% of the Company's pretax net income. Employee shall further receive a bonus, paid at year end, equal to 50% of employee's salary for continued employment. The staying bonus shall be compensated for with Conectisys Corp. restricted stock. She is also granted an option to purchase up to 500,000 shares of the Company's restricted common stock at a price equal to 50% of the average market value at the date of purchase.

9. Commitments          License Agreements
   and
   Contingencies        The Company has entered into License agreements with the
   (Continued)          Presidents of both PrimeLink and TechniLink. The license
                        agreements were entered into on September 20, 1995, in connection with the acquisition of PrimeLink and TechniLink (see Note 1), and are for a period of five years. As consideration for these license agreements the Company issued each licensee 250,000 shares of its restricted common stock and will pay the licensee a royalty of 5% of net sales of the applicable product. In addition, in the event of the sale of the license or the acquisition or merger of TechniLink or PrimeLink, a royalty sum of 20% of the sales price of the license shall be paid to the licensee, the sales price shall not be less than $1,500,000. The licenses were valued at the fair market value of the stock issued to obtain the licenses. In 1997, there was a separation agreement between the President of PrimeLink agreeing to forfeit royalty rights for a $12,000 settlement.

                        Litigation

                        There were two legal proceeding to which the Company was a party. The first case, Securities and Exchange Commission (Plaintiff) vs. Andrew S. Pitt, Conectisys Corp., Devon Investments Advisors, Inc., B&M Capital Corp., Mike Zaman, and Smith Benton & Hughes, Inc. (Defendants) Civil Case # 96-4164. Subsequent to year end, this case was closed by court order.

                        The second case was brought by Clamar Capital Corp. (the "Plaintiff") against Smith Benton & Hughes; Michael Zaman; Claudia Zaman; Andrew Pitt and Conectisys Corp. (collectively the "Defendants"). The case was brought before the District Court of Arapahoe, State of Colorado, case No. 97-CV-1442, Division 3. Subsequent to year end, this case was dismissed without liability to the Company by order of the court.

10. Stock Options       The pro forma information required by SFAS 123 is not
                        included as there were no options granted during fiscal year 1998.

10. Stock Options       The Company has granted various options and warrants to
    (Continued)         employees, the options and warrants are granted at fair
                        market value at date of grant and vest immediately. The activity during the years ended November 30, 1996, 1997 and 1998 is as follows:

                                                         Options       Weighted
                                                           and          Average
                                                         Warrants        Price

                        Balance outstanding,
                          November 30, 1995              4,420,000       $1.00
                          Expired                          (860,00)        .20
                          Granted                        1,000,000        2.50
                          Exercised                       (359,605)       1.48

                        Balance outstanding,
                          November 30, 1996              4,200,395        1.48
                          Canceled and expired          (1,331,195)       (.71)

                        Balance outstanding,
                          November 30, 1997              2,869,200        1.84
                          Expired                         (869,200)       (.29)

                        Balance outstanding,
                          November 30, 1998              2,000,000        1.55

                        Options and warrants
                          exercisable,
                          November 30, 1998              2,000,000        1.55

10. Stock Options       The following table summarizes information about stock
    (Continued)         options at November 30, 1998.

                                            Outstanding          Exercisable
                                          Weighted Average     Weighted Average
                    Exercise             Life      Exercise             Exercise
                     Price    Options  (Months)     Price    Options      Price

                     $1.55   2,000,000    24        $1.55   2,000,000     $1.55

11. Subsequent          As mentioned in Note 9, both legal proceedings to which
    Events              the Company was a party, were subsequently closed by
                        court order without any liability to the Company.

                        Subsequent to year end, an additional 1,550,000 shares valued at $200,000 were issued to Oxford to increase the same note payable and pledge agreement in Note 6. In June 1999, the note payable was ultimately cancelled and these shares along with the original 1,350,000 shares were returned. Accordingly, the related note receivable was cancelled as no funds were received by this Company.


41