Form 10KSB40/A
period 1998-11-30
CONECTISYS CORP
filed 1999-10-14
CIK 790273

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                  FORM 10-KSBA

(Mark One)

|X| Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934. For the year ended November 30, 1998.

|_| Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934
[no fee required]

                         Commission File Number 33-3560D

                                CONECTISYS CORP.
                 (Name of small business issuer in its charter)

                  Colorado                                       84-1017107
         (state or other jurisdiction                         (I.R.S. Employer
         Incorporation or Organization)                      Identification No.)

24730 Avenue Tibbitts, Suite 130 Valencia, California               91355
    (Address of principal Executive offices)                      (Zip Code)

                    Issuer's telephone number: (661) 295-6763

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: None

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(b) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and

(2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B Contained herein, and disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-KSB. |X|

State Issuer's revenues for it's most recent fiscal year: $ 0.

The aggregate number of shares of the voting stock held by non-affiliates on August 31, 1999 was 11,613,222. The market value of these shares, computed by reference to the market closing price on August 31, 1999 was $ 14,516,527. For the purpose of the foregoing calculation only, all directors and executive officers of the registrant have been deemed affiliates. The number of shares outstanding of issuer's classes of equities as of August 31, 1999 was 15,816,892.

PART I

Item 1. Description of Business

General

Conectisys Corporation (the "Company") was incorporated on February 3, 1986, in Colorado. It is in the development stage. Conectisys is the parent company of several subsidiaries and divisions including TechniLink Technology Manufacturing, Inc., Primelink, Inc., United Telemetry Co., Inc., and eEnergy Services. It is a commercial telecommunications company.

Business and Products of Conectisys

Conectisys and its subsidiaries have developed systems and products for the wireless telemetry markets. Conectisys is focused on several specific communication technologies. Conectisys, through Primelink Inc, has developed a wireless network for automatic meter reading (AMR) for industrial markets utilizing paging technology. The company is not actively marketing the Primelink technology at this time.

Currently, Conectisys is developing a low-cost AMR solution for both residential and industrial markets. The product is called H-Net and will be marketed by United Telemetry Company (UTC ). H-Net utilizes a proprietary communication protocol for bi-directional communication using a wireless radio network. This technology will enable the company to deliver a low-cost wireless network, which is inexpensive to deploy and operate. This technology may also be utilized for other remote data acquisition and/or control applications, where traditional communication is not available because of cost.

The Conectisys network architecture includes a second component, the "Network Operating Center" or NOC. The H-Net wireless network AMR data will then be transmitted to the "Network Operating Center ". The NOC is a state of the art operating center built to support, one million wireless meter reading devices four times an hour, twenty four hours a day. The H-Net Network will be deployed with several up-link capabilities including ISM band or satellite.

Through the NOC, the company will offer a full array of value added services to the utility distribution industry in addition to the AMR meter data. These services will include energy management, data archiving and E-commerce systems, which allows an end-user real-time data, for evaluation and cost analysis via the Internet using standard web browsers. eEnergy Services will provide the accounting and financial transaction services. Energy suppliers, energy brokers and energy service providers along with energy consumers are the potential customers for these services.

There is currently no dominant AMR technology in the market, today. The company believes that UTC/eEnergy Services wireless network model presents an effective, low-cost, total solution for the AMR market.

TechniLink Technology Manufacturing, Inc. ("TechniLink") is a multifaceted corporation who provides products and services for the Industrial Automation Market. The products consist of hardware and software to ensure an industrial plant's ability to automate more efficiently. The Company is presently still in research and development on various control devices.

Proprietary Information

The Company relies on proprietary knowledge and employs various methods to protect its trade secrets, concepts, ideas and designs. The Company has filed for patent protection on the H-Net product line. However, such methods may not afford complete protection, and there can be no assurance that others will not independently develop such processes, concepts, ideas and designs. The Company, through its subsidiaries, manufactures and markets its technology. However, such technology is not presently patented in the United States, and although the Company has undertaken to file one or more applications for U.S. patents pertaining to the technology, there can be no assurance that patents will ultimately be issued. Further, the possibility exists that the technology may be deemed to infringe upon other technology, which is already patented, or subject to an application filed prior to the Company's application when filed. In that event, the Company could be subject to liability for damages for infringement and could be required to cease production of equipment until appropriate licensing arrangements are made. The Company could also be subject to competition from the party deemed to be the owner of the patent pertaining to the technology.

Employees

As of November 30, 1998, the Company and its subsidiaries employed seven full time employees, of whom three are officers of Conectisys.

Item 2. Description of Property

The Company's principal operation center is located at 24370 Avenue Tibbitts, Suit 130, Valencia, California 91355. This 1000 sq. ft. space is leased for $1,244.50 per month.

Additional office space is located at 7260 Spigno Place, Agua Dulce, California 91350. This space is leased from a related party. The lease is for executive office space (1090 Square feet) and office equipment. The lease payment is $2,500 per month. There are no current plans to lease any additional office space.

Item 3. Legal Proceedings

On March 5, 1999 the Company entered into an Amended Final Judgment of Permanent Injunctive Relief with the Securities and Exchange Commission ("SEC") in Securities and Exchange Commission v. Conectisys Corp. et al., Civil Case number 96-4146 (MRP). The Company and the SEC agreed on a settlement in which the Company would dismiss its then pending appeal and take a permanent injunction that the company would not in the future violate sections 5(a), 5(c), 17(a) d, 10(b), 10(b-5), or 15(c); in return the SEC would not demand the previously ordered discouragement of $175,000.00.

On March 26, 1999 the District Court of Arapahoe, State of Colorado dismissed the civil case against Conectisys Corp. brought by Clamar Capital Corporation.

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

  Quarter ending                           High            Low             Close

November 30, 1998                         $ 1.50          $0.125          $ 0.50
August 31, 1998                           $ 4.25          $1.187          $ 1.25
May 31, 1998                              $5.875          $2.187          $ 2.50
February 28, 1998                         $3.875          $ 2.00          $3.687

As of September 30, 1999, there were over 600 shareholders of record of the Company's common stock.

Holders of the common stock are entitled to receive such dividends as may be declared by the Company's Board of Directors. The Company has not declared any cash dividends on its common stock since the company's inception, and its Board of Directors has no present intention of declaring any dividends.

Item 6. Management's Discussion and Analysis or Plan of Operation

Results of Operations

Loss on operations for the Company for the year ended 1997 was $2,739,268 as compared to a loss of $4,928,682 in fiscal 1998. This is approximately a 79% increases in losses from the prior year in the same period. The Company, over the next 12 months will rely primarily on funding through the sale of common stock or loans collateralized through common stock. Revenue in fiscal 1998 was $zero as compared to $380,642 in year ended November 30, 1997. Development of H-Net products will be ongoing throughout the year with no expected purchase of significant equipment or plants at this time. There is no expected significant change in the number of employees at this time.

Liquidity and Capital Resources

As of November 30, 1998, the Company had a working capital deficit of $1,290,009, consisting of $5,734 in current assets and $1,295,743 in current liabilities. The Company had a working capital deficit of

$123,549 at year ended November 30, 1997. This is a significant increase in the working capital deficit compared to November 30, 1997. The Company has incurred operating losses in its development stage.

Management's plans for correcting these deficiencies include the future sales of the H-Net product line and services and to raise capital through the issuance of common stock to assist in providing the Company with the liquidity necessary to meet operating expenses. In the longer term, the Company plans to achieve profitability through its operations. The consolidated financial statements do not include any adjustments that might result from the outcome of the uncertainty.

The Company had total assets of $533,097 as of November 30, 1998, and total liabilities of $1,295,743. Shareholder deficit is $762,646, as compared to $17,861 shareholder equity as of November 30, 1997.

Cash Flows

The Company had a net loss for the year ended November 30, 1998, of $4,928,682. The cash used in operations toward this loss was $1,397,435. The largest area of loss was the result of non-cash transactions to the Company. $2,398,264 was the result of services that were paid through the issuance of Common stock (approximately 49% of the total net loss). The Company also had write offs to intangible assets of 632,257 and depreciation and amortization expenses of $394,020 (approximately 21% of the total net loss).

Effect of Inflation

Inflation did not have any significant effect on the operations of the Company during the fiscal year ending November 30, 1998. Further, inflation is not expected to have any significant effect on future operations of the Company.

Y2K Compliance

The Company has conducted a review of its computer systems to identify the systems that could be affected by the "Y2K" issue and has implementation plan to resolve the issue. The Company presently believes that with modifications to existing software and converting to new software, which the Company is implementing on a timely basis, the "Y2K" problem will not pose significant operational problems for the Company's computer systems as so modified and converted. Estimated costs associated with this conversion are anticipated to be minimal. However, there can be no assurance that the Company will not be materially adversely affected as a result of the "Y2K" compliance measures or the failure of any such measures.

The Financial Accounting Standards Board (FASB) Impact

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

Item 7. Financial Statements

Financial statements are audited and included herein beginning on Exhibit, page 1 and are incorporated herein by this reference.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

The Company changed its auditors from BDO Seidman, LLP to Hurley & Company. This change was not predicated upon any disagreement as to accounting principals or financial disclosures.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

Directors and Officers

The Directors and Officers of the corporation, all of whose terms will expire at the next annual meeting of the shareholders, or at such time as their successors shall be elected and qualified, are as follows:

                                                         Cash or cash equivalent
      Name                       Capacity                forms of remuneration
      ----                       --------                ---------------------
Robert A. Spigno            CEO/President                $76,784
Patricia A. Spigno          Secretary/Treasurer          $40,003
Lawrence P. Muirhead        CTO                          $34,242

Item 10. Executive Compensation

Remuneration

Cash remuneration for services in all capacities rendered to the Company ended November 30, 1998 to all directors and officers as a group was as follows:

                                                   Cash or cash equivalent forms
      Name                       Capacity                Of remuneration
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

Stock Option Exercises and Option Values

Fiscal year ended November 30, 1998

                       Stock Options      Exercise Price           Term
Robert A. Spigno         3,000,000         $.20 - 1.55         24-36 Months

Item 11. Security Ownership of Certain Beneficial Owners and Management

As of August 31, 1999, the Company had 15,816,892 outstanding shares of common stock. Each common share entitles the holder to one vote on any matter submitted to shareholders for approval. The Company has authorized 1,000,000 shares of Class A Preferred Stock, $1.00 par value per share, of which 100,000 shares currently are issued and outstanding. Preferred Class A stock has 100 to 1 voting rights. Also authorized are 1,000,000 shares of Class B Preferred Stock, $1.00 par value per share. Class B Preferred stock has conversion rights of 10 common stock shares to 1 share Preferred Class B of which no shares currently are issued and outstanding.

Beneficial Owners Owning                     Number of             Percentage of
      5% or more                               Shares               common Stock

Braemar Management                           2,000,000                 12.6%
Pacific Trade Services                       1,789,000                 11.3%

Security ownership of
Management

Robert A. Spigno (1)                           218,308                  1.4%
Patricia A. Spigno (2)                          61,362                  0.4%
Lawrence P. Muirhead                           135,000                  0.9%

Total Directors and Officers
as a whole                                     414,670                  2.7%

                                                                   Percentage of
                                              Number of               class A
Class A Preferred Stock                        shares                Preferred

Robert A. Spigno                               100,000                  100%

(1)   Does not include 61,362 shares owned by Patricia A. Spigno (spouse).

(2)   Does not include 550,809 shares owned by Robert A. Spigno (spouse).

Item 12. Certain Relationships and Related Transactions

In February 1996, the Company entered into an office space and office equipment lease agreement with S. W. Carver Corp. S.W. Carver is a privately owned corporation owned by Robert A. Spigno and Patricia A. Spigno, the CEO and CFO, respectively, of Conectisys. The initial term of this lease was for 11 months at a rate of $2,000 per month. The lease is for a period of twelve months, renewable annually in April at the option of the lessee.

In April, 1998, the monthly lease payment was increased from $2,000 to $2,500. Lease expense for the years ended November 30, 1998 and 1997 was $28,000 and $20,000, respectively.

Item 13. Exhibits and Reports on Form 8-K

(a) Exhibits

      Financial Data Schedule
      Financial statements

(b) During the Registrant's fiscal year ended November 30, 1998, the registrant filed the following current report on Form 8-K:

      8-K filed December 17, 1997

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.

                                        CONECTISYS CORPORATION


Date: October 11, 1999                  By /S/ Robert A. Spigno
                                        Robert A. Spigno, President

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant and in the capacities and on the dates indicated have signed this Report below.

     Signature                          Title                         Date

/S/ Robert A. Spigno          Chairman of the Board, Chief      October 11, 1999
(Robert A. Spigno)            Executive Officer, President
                              and Director

      CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                        Page No.

INDEPENDENT AUDITORS' REPORT                                                 1-2

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                             3

CONSOLIDATED FINANCIAL STATEMENTS

      Consolidated Balance Sheet                                             4-5

      Consolidated Statements of Operations                                    6

      Consolidated Statements of Changes in
        Shareholders' Equity (Deficit)                                      7-10

      Consolidated Statements of Cash Flows                                11-13

      Notes to Consolidated Financial Statements                           14-32

                          INDEPENDENT AUDITORS' REPORT

Board of Directors
Conectisys Corporation and Subsidiaries
Agua Dulce, California

We have audited the accompanying consolidated balance sheet of Conectisys Corporation and Subsidiaries (a development stage company) (the "Company") as of November 30, 1998, and the related consolidated statements of operations, changes in shareholders' equity (deficit), and cash flows for the years ended November 30, 1998 and 1997 and from December 1, 1990 (inception of development stage), through November 30, 1998, except that we did not audit these financial statements for the period December 1, 1990 (inception of development stage) through November 30, 1997; these financial statements were audited by other auditors, whose report dated March 6, 1998 has been furnished to us and included herein, expressing a going concern uncertainty. Our opinion, insofar as it relates to the amounts included for these periods, is based solely on the report of the other auditors. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, based on our audit and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Conectisys Corporation and Subsidiaries as of November 30, 1998, and the results of their operations and their case flows for the years ended November 30, 1998 and 1997 and from December 1, 1990 (inception of development stage) through November 30, 1998, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a deficiency in working capital at November 30, 1998 that raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                        Hurley & Company

Granada Hills, California
September 15, 1999

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
Conectisys Corporation and Subsidiaries
Agua Dulce, California

We have audited the accompanying consolidated statements of operations and cash flows of Conectisys Corporation and Subsidiaries (a development stage company) (the "Company") as of November 30, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, based on our audit, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Conectisys Corporation and Subsidiaries for the year ended November 30, 1997, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a deficiency in working capital at November 30, 1998 that raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                        /s/ BDO Seidman, LLP

Los Angeles, California
March 6, 1998

      CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEET
                                November 30, 1998

ASSETS

Current assets:
      Cash and cash equivalents                                         $  5,734
                                                                        --------
            Total current assets                                           5,734

Property and equipment, net                                              133,984

Other assets
      Licenses and technology, net of
        accumulated amortization of
        $28,099                                                          393,379
                                                                        --------

            Total assets                                                $533,097
                                                                        ========

The accompanying notes are an integral part of these consolidated financial statements.

      CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEET
                                November 30, 1998

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Notes payable and
    current portion of long-term debt                              $    439,990
  Accounts payable                                                      275,437
  Accrued compensation                                                  471,465
  Other current liabilities                                             108,851
                                                                   ------------
Total current liabilities                                             1,295,743

Long-term debt, net of current portion                                       --

Commitments and contingencies                                                --

SHAREHOLDERS' EQUITY (DEFICIT):

Preferred stock - Class A, $1.00 par value;
  1,000,000 shares authorized, 80,500
  shares issued and outstanding                                          80,500
Convertible preferred stock - Class B,
  $1.00 par value; 1,000,000 shares
  authorized, -0- shares issued and
  outstanding                                                                --
Common stock, no par value; 250,000,000
  shares authorized, 12,662,212
  shares issued and outstanding                                      12,437,747
Deficit accumulated during the development stage                    (13,280,893)
                                                                   ------------
      Total shareholders' deficit                                      (762,646)
                                                                   ------------
      Total liabilities and
       shareholders' deficit                                       $    533,097
                                                                   ============

The accompanying notes are an integral part of these consolidated financial statements.

      CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 For the Years Ended November 30, 1998 and 1997
                            and the Cumulative Period
           From December 1, 1990 (Inception) Through November 30, 1998

                                                                    Dec. 1, 1990
                                       Year  Ended                  (Inception)
                                       November 30,                   Through
                                  1998              1997           Nov. 30, 1998
                              ------------      ------------       -------------
Net revenues                  $         --      $    380,642       $    491,805

Cost of sales                      400,671           237,914            725,562
                              ------------      ------------       ------------
      Gross profit (loss)         (400,671)          142,728           (233,757)

Operating expenses:
 General and administrative      3,797,483         1,961,535          8,629,635
 Bad debt write-offs                    --           446,625          1,680,522
                              ------------      ------------       ------------
Loss from operations            (4,198,154)       (2,265,432)       (10,543,914)

Interest income                      1,640                --            102,688

Interest expense                   (40,664)          (89,365)          (807,697)

Write-off of
  intangible assets               (632,257)         (384,471)        (1,016,728)

Minority interest                  (59,247)               --             62,500
                              ------------      ------------       ------------
Net loss                      $(4,928,682)      $ (2,739,268)      $(12,203,151)
                              ============      ============       ============

Weighted average shares
  outstanding -
  basic and diluted              8,891,629           813,327

Net loss per share -
  basic and diluted           $       (.55)     $      (3.37)
                              ============      ============

The accompanying notes are an integral part of these consolidated financial statements.

      CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
      CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
             For the Cumulative Period December 1, 1990 (Inception)
                           Through November 30, 1998

                                                                                                        Deficit
                                                                                                      Accumulated
                                             Preferred Stock                  Common Stock            During the        Total
                                                 Class A                      No Par Value            Development    Shareholders'
                                         Shares           Value          Shares          Value           Stage      Equity (Deficit)
                                       -----------     -----------    -----------     -----------     -----------   ----------------
Balance, December 1, 1990
  (re-entry development stage)                  --     $        --         10,609     $ 1,042,140     $(1,042,140)    $        --

Shares issued in exchange for:
  Cash, May 31, 1993                            --              --          1,000           1,000              --           1,000
  Capital contribution,
    May 31, 1993                                --              --          2,000             515              --             515
  Services, March 26, 1993                      --              --          2,000             500              --             500
  Services, March 26, 1993                      --              --          1,200             600              --             600
Net loss for the year                           --              --             --              --          (5,459)         (5,459)
                                       -----------     -----------    -----------     -----------     -----------     -----------
Balance, November 30, 1993                      --              --         16,809       1,044,755      (1,047,599)         (2,844)

Shares issued in exchange for:
  Services, May 1, 1994                         --              --          2,400           3,000              --           3,000
  Cash, September 1, 1994                       --              --         17,771          23,655              --          23,655
  Services, September 15, 1994                  --              --          8,700          11,614              --          11,614
  Cash, September 26, 1994                      --              --          3,000          15,000              --          15,000
  Cash, October 6, 1994                     16,345          16,345             --              --              --          16,345
  Cash, September and October, 1994             --              --          1,320          33,000              --          33,000
Net loss for the year                           --              --             --              --         (32,544)        (32,544)
                                       -----------     -----------    -----------     -----------     -----------     -----------
Balance, November 30, 1994                  16,345          16,345         50,000       1,131,024      (1,080,143)         67,226

The accompanying notes are an integral part of these consolidated financial statements.

      CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
      CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
             For the Cumulative Period December 1, 1990 (Inception)
                           Through November 30, 1998

                                                                                                        Deficit
                                                                                                      Accumulated
                                             Preferred Stock                 Common Stock             During the         Total
                                                 Class A                     No Par Value             Development     Shareholders'
                                          Shares          Value         Shares           Value           Stage      Equity (Deficit)
                                        -----------    -----------    -----------     -----------     -----------   ----------------
Shares issued in exchange for:
  Cash, February 13, 1995                        --    $        --          1,160     $   232,000     $        --     $   232,000
  Debt repayment, February 13, 1995              --             --          2,040         408,000              --         408,000
  Debt repayment, February 20, 1995              --             --          4,778         477,810              --         477,810
  Acquisition of assets, CIPI
    February, 1995                               --             --         28,750       1,950,000              --       1,950,000
  Acquisition of assets, April 5, 1995           --             --         15,000              --              --              --
  Cash and services, April and
    May 1995                                     --             --         16,000         800,000              --         800,000
  Cash, June 1, 1995                             --             --            500          30,000              --          30,000
  Acquisition of assets and
    services, September 26, 1995                 --             --          4,000         200,000              --         200,000
  Cash, September 28, 1995                       --             --             41           3,000              --           3,000
  Acquisition of assets,
    September 1995                               --             --         35,000       1,750,000              --       1,750,000
  Return of assets, CIPI
    September, 1995                              --             --        (27,700)     (1,950,000)             --      (1,950,000)
Net loss for the year                            --             --             --              --      (2,293,867)     (2,293,867)
                                        -----------    -----------    -----------     -----------     -----------     -----------
Balance, November 30, 1995                   16,345         16,345        129,569       5,031,834      (3,374,010)      1,674,169

Shares issued in exchange for:
  Cash, February, 1996                           --             --          1,389         152,779              --         152,779
  Debt repayment, February 1996                  --             --         10,000         612,000              --         612,000
  Services, February, 1996                       --             --          3,160         205,892              --         205,892
  Cash, March, 1996                              --             --            179          25,000              --          25,000

The accompanying notes are an integral part of these consolidated financial statements.

      CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
      CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
             For the Cumulative Period December 1, 1990 (Inception)
                           Through November 30, 1998

                                                                                                        Deficit
                                                                                                      Accumulated
                                             Preferred Stock                 Common Stock             During the         Total
                                                 Class A                     No Par Value             Development     Shareholders'
                                          Shares          Value         Shares           Value           Stage      Equity (Deficit)
                                        -----------    -----------    -----------     -----------     -----------   ----------------
  Shares returned and canceled,
    March, 1996                                 --     $       --        (15,000)     $       --      $       --      $       --
  Services, April, 1996                         --             --             13           2,069              --           2,069
  Services, September, 1996                  4,155          4,155            586          36,317              --          40,472
  Services, October, 1996                       --             --          6,540         327,000              --         327,000
  Debt repayment, November, 1996                --             --          2,350          64,330              --          64,330
Net loss for the year                           --             --             --              --      (2,238,933)     (2,238,933)
                                        ----------     ----------     ----------      ----------      ----------      ----------
Balance,
  November 30, 1996                         20,500         20,500        138,786       6,457,221      (5,612,943)        864,778

Shares issued in exchange for:
  Services, March, 1997                         --             --            228           6,879              --           6,879
  Services, April, 1997                         --             --            800          13,120              --          13,120
  Services, July, 1997                          --             --          1,500          16,200              --          16,200
  Cash, July, 1997                              --             --         15,000         300,000              --         300,000
  Services, August, 1997                        --             --          5,958          56,000              --          56,000
Adjustment for partial shares due
  to reverse stock split (1:20)                 --             --            113              --              --              --
  Services, October, 1997                       --             --      1,469,666         587,865              --         587,865
  Debt repayment, October, 1997                 --             --      1,540,267         620,507              --         620,507
  Cash, October, 1997                           --             --      1,500,000         281,250              --         281,250
  Services, November, 1997                      --             --          4,950          10,538              --          10,538
Net loss for the year                           --             --             --              --      (2,739,268)     (2,739,268)
                                        ----------     ----------     ----------      ----------      ----------      ----------
Balance, November 30, 1997                      --         20,500      4,677,268       8,349,580      (8,352,211)         17,869

The accompanying notes are an integral part of these consolidated financial statements.

      CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
      CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
             For the Cumulative Period December 1, 1990 (Inception)
                           Through November 30, 1998

                                                                                                        Deficit
                                                                                                      Accumulated
                                             Preferred Stock                 Common Stock             During the         Total
                                                 Class A                     No Par Value             Development     Shareholders'
                                          Shares          Value         Shares           Value           Stage      Equity (Deficit)
                                        ----------     ----------     ----------    ------------    ------------    ----------------
Shares issued in exchange for:
  Services, December, 1997
    through November, 1998                      --     $       --      2,551,610    $  2,338,264      $       --      $ 2,338,264
  Debt repayment, April, 1998
    through September, 1998                     --             --        250,000         129,960              --          129,960
  Cash, January, 1998 through
    July, 1998                                  --             --      4,833,334       1,139,218              --        1,139,218
  Acquisition of assets,
    July, 1998                                  --             --        300,000         421,478              --          421,478
  Acquisition of remaining 20%
    minority interest in
    subsidiary, July, 1998                      --             --         50,000          59,247              --           59,247
  Services, November, 1998                  60,000         60,000             --              --              --           60,000
Net loss for the year                           --             --             --              --      (4,928,682)      (4,928,682)
                                        ----------     ----------     ----------    ------------    ------------      -----------
Balance, November 30, 1998                  80,500     $   80,500     12,662,212    $ 12,437,747    $(13,280,893)     $  (762,646)
                                        ==========     ==========     ==========    ============    ============      ===========

The accompanying notes are an integral part of these consolidated financial statements.

      CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
    For the Years Ended November 30, 1998 and 1997 and the Cumulative Period
           From December 1, 1990 (Inception) Through November 30, 1998

                                                                        Dec. 1, 1990
                                              Year Ended                 (Inception)
                                              November 30,                 Through
                                         1998              1997         Nov. 30, 1998
                                     ------------      ------------     -------------
Cash flows from operating
  activities:
Net loss                             $ (4,928,682)     $ (2,739,268)     $(12,203,151)

Adjustments to reconcile
  net loss to net cash used
  in operating activities:
    Stock issued for services           2,398,264           690,602         4,462,460
    Stock issued for interest                  --            88,951           535,591
    Provision for bad debt
      write-offs                               --           447,915         1,422,401
    Minority interest                      59,247                --           (62,500)
    Write-off of intangible
      assets                              632,257           384,471         1,016,728
    Depreciation and
      amortization                        394,020           487,395         1,402,474
    Changes in:
      Accounts receivable                   3,411            30,831            (4,201)
      Accrued interest
        receivable                             --             7,947           (95,700)
      Deposits                                 --             4,500                --
      Accounts payable                   (135,018)           71,633           275,437
      Accrued compensation                248,017            87,267           471,465
      Other current liabilities           (68,951)           60,140           197,802
                                     ------------      ------------      ------------
        Total adjustments               3,531,247         2,361,652         9,621,957
                                     ------------      ------------      ------------
        Net cash used in
         operating activities          (1,397,435)         (377,616)       (2,581,194)
                                     ------------      ------------      ------------

The accompanying notes are an integral part of these consolidated financial statements.

      CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
    For the Years Ended November 30, 1998 and 1997 and the Cumulative Period
           From December 1, 1990 (Inception) Through November 30, 1998

                                                                            Dec. 1, 1990
                                                   Year  Ended               (Inception)
                                                   November 30,                Through
                                              1998              1997        Nov. 30, 1998
                                           -----------       -----------    -------------
Cash flows from investing activities:
  Issuance of notes receivable             $        --       $        --     $(1,322,500)
  Costs of licenses and technology                  --           (60,465)        (94,057)
  Purchase of equipment                        (58,855)           (7,096)       (123,921)
                                           -----------       -----------     -----------
      Net cash used in
        investing activities                   (58,855)          (67,561)     (1,540,478)
                                           -----------       -----------     -----------
Cash flows from financing activities:
  Common stock issuance                      1,139,218           300,000       1,999,873
  Preferred stock issuance                          --                --          16,345
  Proceeds from debt, other                    129,960            57,894       1,670,691
  Proceeds from debt, related                       --                --         206,544
  Proceeds from stock purchase                 181,270            99,980         281,250
  Payments on debt, other                       (5,689)               --         (14,640)
  Payments on debt, related                         --           (19,927)        (53,172)
  Decrease in stock
    subscription receivable                         --                --          20,000
  Contributed capital                               --                --             515
                                           -----------       -----------     -----------
      Net cash provided by
        financing activities                 1,444,759           437,947       4,127,406
                                           -----------       -----------     -----------
Net increase (decrease) in
  cash and cash equivalents                    (11,531)           (7,230)          5,734

Cash and cash equivalents
  at beginning of period                        17,265            24,495              --
                                           -----------       -----------     -----------
Cash and cash equivalents
  at end of period                         $     5,734       $    17,265     $     5,734
                                           ===========       ===========     ===========

The accompanying notes are an integral part of these consolidated financial statements.

      CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
    For the Years Ended November 30, 1998 and 1997 and the Cumulative Period
           From December 1, 1990 (Inception) Through November 30, 1998

                                                                   Dec. 1, 1990
                                            Year Ended              (Inception)
                                            November 30,              Through
                                        1998           1997        Nov. 30, 1998
                                     ----------      --------      -------------
Supplemental disclosures of
  cash flow information:

  Cash paid for interest             $    2,767      $     --       $  130,825
                                     ==========      ========       ==========

  Cash paid for income taxes         $       --      $     --       $    1,650
                                     ==========      ========       ==========

Non-cash financing activities:

  Common stock issued
    in exchange for:
      Note receivable                $       --      $281,250       $  281,250
      Property and equipment         $       --      $     --       $  130,931
      Licenses and technology        $  421,478      $     --       $2,191,478
      Acquisition of remaining
        minority interest in
        subsidiary                   $   59,247      $     --       $   59,247
      Repayment of debt and
        interest                     $  129,960      $620,507       $1,804,795
      Services and interest          $2,338,264      $690,602       $4,969,192
  Preferred stock issued
    in exchange for:
      Services                       $   60,000      $     --       $   60,000

The accompanying notes are an integral part of these consolidated financial statements.

      CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                November 30, 1998

Note 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

      Conectisys Corporation (the "Company") was incorporated under the laws of Colorado on February 3, 1986, to analyze and invest in business opportunities as they may occur.

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

      Effective December 1, 1994, the Company agreed to acquire all of the outstanding shares of Progressive Administrators, Inc. ("PAI") in exchange for 300,000 shares of its no par value common stock. The transaction was to be accounted for as a purchase transaction. The shares to be issued by the Company were to be "restricted securities" within the meaning of Rule 144 of the Securities Act of 1933, as amended. Accordingly, PAI would have been a wholly-owned subsidiary of the Company as of December 1, 1994. PAI was formed in the state of Colorado on September 14, 1994 and is engaged in the records storage business.

      Effective December 1, 1994, the Company also agreed to acquire all of the outstanding shares of Creative Image Products, Inc. ("CIPI") in exchange for 575,000 shares of its no par value common stock. The shares were issued in February of 1995. The shares issued by the Company were "restricted securities" within the meaning of Rule 144 of the Securities Act of 1933, as amended. Accordingly, CIPI was a wholly-owned subsidiary of the Company as of December 1, 1994. CIPI was formed in the state of Kansas on April 29, 1994 and is engaged in the insecticide business and, through its wholly-owned subsidiary, ADA Signature Distributors,

      CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                November 30, 1998

Organization (continued)

      Inc., the sign manufacturing business. During 1995, the Company's only operations consisted of CIPI's manufacturing of organic insecticides prior to its disposal. On September 28, 1995, the Company entered into an agreement to unwind the acquisition of CIPI. CIPI issued a promissory note to the Company in the amount of $1,302,500 to reimburse the Company for cash advances. In accordance with the agreement, the shares issued to CIPI were exchanged for all shares issued to the Company. The shares outstanding carry no value on the financial statements. In 1997, the Company wrote-off this note receivable as it was deemed uncollectible.

      On February 15, 1996, PrimeLink entered into a Joint Marketing and Development Agreement (the "Agreement") with SkyTel Corp. pursuant to which PrimeLink agreed to customize and develop a paging technology based receiver for use in connection with SkyTel's two-way wireless messaging services and system (the "SkyTel Network") and both parties agreed to assist each other in the marketing of the Primelink product and the SkyTel Network. The Company believes that the joint marketing of its product with the SkyTel System could have significant potential for the Company. However, the Agreement does not require any purchases of the PrimeLink product by SkyTel, and may not necessarily result in any significant revenues for the Company. The Agreement is for a two-year term, and will automatically renew for additional one-year terms until terminated by either party.

      In September 1995, the Company acquired 80% of the outstanding stock of TechniLink, Inc., a California corporation, and 80% of the outstanding stock of PrimeLink, Inc., a Kansas corporation, in exchange for an aggregate of 200,000 shares of the Company's common stock. The acquisitions were accounted for as purchases. Both PrimeLink and TechniLink are start-up companies with no material operating activity and therefore no pro forma statements of operations were provided for 1995.

      The acquisitions of these companies occurred in connection with the signing of the license agreements discussed in Note 8. The Company issued a total of 700,000 shares of common stock and assumed a loan of $400,000 to acquire the licenses and the Corporations. The only major asset acquired from PrimeLink and TechniLink was the license and technology. The stock issued was

      CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                November 30, 1998

Organization (continued)

      valued at $1,750,000, the fair market value of common stock issued, and is included in licenses and technology on the balance sheet.

      On July 22, 1998, the Company acquired the remaining 20% interest in TechniLink, Inc. for 50,000 shares of the Company's common stock valued at $59,247.

Basis of presentation and going concern uncertainty

      The accompanying consolidated financial statements include the transactions of Conectisys Corporation, its wholly-owned subsidiary TechniLink, Inc., and its 80% owned subsidiary PrimeLink, Inc. All material intercompany transactions and balances have been eliminated in the accompanying consolidated financial statements. Certain prior year amounts in the accompanying consolidated financial statements have been reclassified to conform to the current year's presentation.

      The Company returned to the development stage in accordance with SFAS No. 7 on December 1, 1990 and during the fiscal year ended November 30, 1995. The Company has completed two mergers and is in the process of developing its technology and product lines.

      As of November 30, 1998, the Company had a deficiency in working capital of approximately $1,290,000, and had incurred expanding annual operating losses since its return to the development stage ($1.8 million in 1996, $2.3 million in 1997, and $4.2 million in 1998), which raise substantial doubt about the Company's ability to continue as a going concern.

      Management's plans for correcting these deficiencies include the future sales of their newly licensed products and to raise capital through the issuance of common stock to assist in providing the Company with the liquidity necessary to retire the outstanding debt and meet operating expenses. In the longer term, the Company plans to achieve profitability through the operations of the subsidiaries. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of the recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

      CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                November 30, 1998

Use of estimates

      The preparation of the Company's consolidated financial statements in conformity with generally accepted accounting principles necessarily requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fair value of financial instruments

      Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments", requires that the Company disclose estimated fair values for its financial instruments. The following summary presents a description of the methodologies and assumptions used to determine such amounts. Fair value estimates are made at a specific point in time and are based on relevant market information and information about the financial instrument; they are subjective in nature and involve uncertainties, matters of judgment and, therefore, cannot be determined with precision. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular instrument. Changes in assumptions could significantly affect the estimates.

      Since the fair value is estimated at November 30, 1998, the amounts that will actually be realized or paid at settlement of the instruments could be significantly different.

      The carrying amount of cash and cash equivalents is assumed to be the fair value because of the liquidity of these instruments. Accounts payable, accrued compensation, other current liabilities, and notes payable approximate fair value because of the short maturity of these instruments.

Cash and cash equivalents

      Cash and cash equivalents include cash on hand and on deposit and highly liquid debt instruments with original maturities of three months or less.

      CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                November 30, 1998

Property and equipment

      Property and equipment are stated at cost. Depreciation is computed on property and equipment using the straight-line method over the expected useful lives of the assets, which are generally five years for vehicles and office equipment and seven years for furniture and fixtures.

Licensing agreements

      The costs of acquiring license rights are capitalized and amortized over the shorter of the estimated useful life of the license or the term of the license agreement. The licenses are being amortized over a period of five years. During the year ended November 30, 1998, the Company acquired additional license rights in the amount of $421,478. During the year ended November 30, 1997, the Company generated some revenues from the licenses it had previously acquired, albeit none from the TecniLink license and deferred technology. Accordingly, these assets were written-down to their net realizable value, resulting in an expense of $384,471. Although management had planned to develop and market the technology, the balance of the carrying value of the older licenses and deferred technology was written-off during the year ended November 30, 1998, as a consequence of persistent competitive pressure. The expense incurred was $632,257.

Technology

      Deferred technology costs include capitalized product development and product improvement costs incurred after achieving technological feasibility and are amortized over a period of five years.

Impairment of long-lived assets

      Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of" (SFAS No. 121) issued by the Financial Accounting Standards Board
      (FASB) is effective for financial statements for fiscal years beginning after December 15, 1995. The standard establishes new guidelines regarding when impairment losses on long-lived assets, which include plant and equipment,

      CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                November 30, 1998

Impairment of long-lived assets (continued)

      certain identifiable intangible assets and goodwill, should be recognized and how impairment losses should be measured.

Accounting for stock-based compensation

      Statement of Financial Accounting Standards No. 123, "Accounting for Stock-based Compensation" (SFAS No. 123) establishes a fair value method of accounting for stock-based compensation plans and for transactions in which an entity acquires goods or services from non-employees in exchange for equity instruments. The Company adopted this accounting standard on January 1, 1996. SFAS No. 123 also encourages, but does not require, companies to record compensation cost for stock-based employee compensation. The Company has chosen to account for stock-based compensation utilizing the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, compensation cost for stock options is measured as the excess, if any, of the fair market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock. Also, in accordance with SFAS No. 123, the Company has provided footnote disclosures with respect to stock-based employee compensation. The cost of stock-based compensation is measured at the grant date on the value of the award, and this cost is then recognized as compensation expense over the service period. The value of the stock-based award is determined using a pricing model whereby compensation cost is the excess of the fair market value of the stock as determined by the model at the grant date or other measurement date over the amount an employee must pay to acquire the stock.

Stock issued for non-cash consideration

      Shares of the Company's no par value common stock issued in exchange for goods or services are valued at the cost of the goods or services received or at the market value of the shares issued, depending on the ability to estimate the value of the goods or services received.

      CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                November 30, 1998

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

Net loss per common share - diluted

      Net loss per common share - diluted is based on the weighted average number of common and common equivalent shares outstanding for the periods presented. Common equivalent shares representing the common shares that would be issued on exercise of convertible securities and outstanding stock options and warrants reduced by the number of shares which could be purchased from the related exercise proceeds are not included since their effect would be anti-dilutive.

New accounting pronouncements

      Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income," (SFAS No. 130) issued by the FASB is effective for financial statements with fiscal years beginning after December 15, 1997. Earlier adoption is permitted. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The Company does not expect adoption of SFAS No. 130 to have a material effect on its financial position or its results of operations.

      Statement of Financial Accounting Standard No. 131, "Disclosure About Segments of an Enterprise and Related Information," (SFAS No. 131) issued by the FASB is effective for financial statements with fiscal years beginning after December 15, 1997. Earlier application is permitted. SFAS No. 131 requires that public companies report certain information about operating segments, products, services and geographical areas in which they operate

      CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                November 30, 1998

      New accounting pronouncements (continued)

      and their major customers. The Company does not expect adoption of SFAS No. 131 to have an effect on its financial position or results of operations; however, additional disclosures may be made relating to the above items.

NOTE 2. RELATED PARTY TRANSACTIONS

      The Company leases office space from S.W. Carver Corporation, a company owned by a major shareholder of the Company. The lease is for a period of twelve months, renewable annually in April at the option of the lessee. Effective April, 1998, the monthly rent was increased from $2,000 to $2,500. Lease expense for the years ended November 30, 1998 and 1997 was $28,000 and $20,000, respectively.

      The Company also pays S.W. Carver Corporation for bookkeeping services which are included in general and administrative expenses.

NOTE 3. NOTES RECEIVABLE

      A note receivable from CIPI of $1,302,500 was deemed to be uncollectible and was written-off in the fiscal year ended November 30, 1997, resulting in a bad debt expense of $446,625. The Company had previously provided a cumulative allowance for doubtful accounts of $855,875 in fiscal 1996 and 1995. Interest receivable on this note was also written-off accordingly.

      A promissory note was received on a stock purchase agreement for 1,500,000 shares in the amount of $281,250 during the year ended November 30, 1997. An initial payment of $99,980 was received, leaving a balance of $181,270 at year-end. The balance was collected in full during the year ended November 30, 1998.

      CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                November 30, 1998

NOTE 4. PROPERTY AND EQUIPMENT

      Property and equipment at November 30, 1998 consisted of the following:

      Office equipment                                          $ 205,133
      Furniture and fixtures                                       16,609
      Vehicles                                                     35,362
                                                                ---------
      Total cost                                                  257,104
      Accumulated depreciation                                   (123,120)
                                                                ---------
      Net book value                                            $ 133,984
                                                                =========

NOTE 5. NOTES PAYABLE

      Notes payable at November 30, 1998 consisted of the following:

       Note payable to Devon
         Investment Advisors,
         unsecured, due on demand,
         interest payable at an
         annual rate of 10%                                       $241,824

      Note payable to Black Dog
        Ranch LLC, unsecured,
        due on demand, interest
        payable at an annual rate
        of 8%                                                      171,397

      Note payable - other                                          25,000

      CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                November 30, 1998

NOTE 5. NOTES PAYABLE (continued)

      Note payable to Ford Motor
        Credit, secured by vehicle,
        interest payable at an
        annual rate of 12.9%                                    $   1,769
                                                                ---------
      Total notes payable                                         439,990
      Current portion                                            (439,990)
                                                                ---------
      Long-term portion                                         $      --
                                                                =========

      The maturity of long-term debt at November 30, 1998 was as follows:

      Year ended November 30,:         1999                     $ 439,990
                                       Thereafter                      --
                                                                ---------
      Total notes payable                                       $ 439,990
                                                                =========

      CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                November 30, 1998

NOTE 6. SHAREHOLDERS' EQUITY (DEFICIT)

      The Company is authorized to issue 50,000,000 shares of $1.00 par value preferred stock, no liquidation preference. One million of the preferred shares are designated as Class A preferred shares which have super voting power wherein each share receives 100 votes and has anti-dilution rights. One million of the preferred shares are designated as Class B preferred shares which have conversion rights wherein each share may be converted into ten shares of common stock.

      In March, July and November, 1997, the Company issued 6,678 common shares (converted due to 20:1 reverse stock split) for legal services. The transaction was recorded at $33,617, which approximates the fair value of the stock given at the dates of the transactions.

      On April 4, 1997, the Company issued 800 common shares (converted due to 20:1 reverse stock split) of common stock valued at $13,120, which approximates the value of the stock at the date of issue, to settle a law suit with former directors.

      On July 14, 1997, the Company issued 15,000 shares of restricted common stock in a private placement for $20.00 per share.

      In October, 1997, the Company approved a 1:20 reverse stock split on its common stock. All shares have been retroactively restated to reflect this change.

      In fiscal 1997, 531,471 common shares were issued for compensation to officers and directors of the Company, valued at $266,204.

      In October, 1997, 500,000 common shares, per an agreement, were issued to two consultants for services valued at $200,000.

      In October, 1997, all notes to S.W. Carver were paid through the issuance of 1,292,640 shares of the Company's common stock valued at $517,056, along with cash of $2,774 (see Note 5 above).

      In fiscal 1997, a note payable to Robert Spigno increased by $16,700. In October, 1997, the full amount was paid off in cash of $10,200 and in 36,250 shares of the Company's common stock valued at $14,500.

      CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                November 30, 1998

NOTE 6. SHAREHOLDERS' EQUITY (DEFICIT) (continued)

      In December, 1997, the Company issued 4,550 shares of its common stock in exchange for legal services valued at $2,733.

      In January, 1998, the Company issued 133,334 shares of its common stock to an investor for $167,730.

      In February, 1998, the Company entered into a stock purchase agreement with two subsidiaries of BVI Corporation, resulting in the purchase of 4,000,000 shares of the Company's common stock at a subscription price of $.158625 per share, with a total value of $634,500.

      In April, June, and September, 1998, 500,000 shares of common stock were issued to a creditor in exchange for debt of $129,960.

      In April and June, 1998, 80,023 shares of the Company's common stock were issued in exchange for consulting services valued at $132,254.

      In July, 1998, 450,000 shares of the Company's common stock were issued to three investors for cash in the aggregate of $336,988.

      In July, 1998, the Company issued 300,000 shares of it common stock to the minority interest shareholder of TechniLink, Inc. in exchange for the acquisition of licensed technology valued at $421,478, and issued another 50,000 shares in exchange for the remaining 20% minority interest valued at $59,247.

      In July, 1998, 120,000 shares of the Company's common stock were issued to four Company directors for director fees totaling $246,186.

      In July, 1998, the Company issued 3,000 of its common shares in exchange for consulting fees of $4,325.

      In July, 1998, the Company issued another 425,000 shares of its common stock at approximately $1.96 per share to two consultants for services valued at $832,868.

      In July, 1998, the Company issued 6,283 shares of its common stock in exchange for printing services valued at $10,805.

      CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                November 30, 1998

NOTE 6. SHAREHOLDERS' EQUITY (DEFICIT) (continued)

      In August, 1998, the Company issued 58,637 shares of its common stock for consulting services totaling $91,147.

      In September, 1998, the Company issued 1,410,000 shares of its common stock for market consulting services totaling $880,967.

      In October and November, 1998, the Company issued 444,117 shares of its common stock in exchange for consulting services of $136,979.

      In November, 1998, the Company issued 60,000 shares of its Class A $1.00 par value preferred stock as officer compensation.

NOTE 7. INCOME TAXES

      Deferred income taxes consisted of the following at November 30, 1998:

      Deferred tax asset, benefit
       of net operating loss
       carryforward                               $ 5,000,000
      Deferred tax liability                               --
      Valuation allowance                          (5,000,000)
                                                  -----------
      Net deferred taxes                           $       --
                                                  ===========

      The valuation allowance offsets the net deferred tax asset, since it is more likely than not that it would not be recovered.

NOTE 8. COMMITMENTS AND CONTINGENCIES

Employment agreements

      The Company has entered into five employment agreements with key Individuals, the terms of the agreements are as follows:

      CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                November 30, 1998

Employment agreements (continued)

      1) The President and CEO of PrimeLink entered into an agreement dated September 15, 1995 for a period of three years. This agreement, along with his royalty agreement, were mutually terminated. The separation agreement, as of October 31, 1997, called for a settlement of $12,000 to be paid $1,000 monthly for the following twelve months.

      2) The President and CEO of TechniLink entered into an agreement dated September 15, 1995 for a period of three years. He is entitled to receive a base salary of $90,000 per year and an annual bonus equal to 15% of the net profits before taxes earned by TechniLink, Inc. He is also granted an option to purchase up to 250,000 shares of the Company's restricted common stock at a price equal to 50% of the average market value of the stock on the date of purchase. In December, 1998, he resigned from the Company (see Note 12(b) below).

      3) The President and CEO of the Company entered into an agreement dated October 2, 1995 (which was amended September 1, 1997) for a period of five years, and he is entitled to receive a base salary of $160,000 per year and an annual bonus of 6% of the Company's pretax income. The employee shall further receive a bonus, paid at year-end, equal to 50% of the employee's salary, for continued employment. The staying bonus will be compensated for with the Company's restricted common stock. He is also granted an option to purchase up to 500,000 shares of the Company's restricted common stock at a price equal to 50% of the average market value at the date of purchase.

      4) The Chief Financial Officer of the Company entered into an agreement dated October 2, 1995 (which was amended September 1, 1997) for a period of three years, and he is entitled to receive a base salary of $80,000 per year and an annual bonus of 2% of the Company's pretax income. The employee shall further receive a bonus, paid at year-end, equal to 50% of the employee's salary, for continued employment. The staying bonus shall be compensated for with the Company's restricted common stock. He is also granted an option to purchase up to 500,000 shares of the Company's restricted common stock at a price equal to 50% of the average market value at the date of purchase. Effective February, 1999, he has resigned from the Company (see Note 12(a) below).

      CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                November 30, 1998

Employment agreements (continued)

      5) The Secretary and Treasurer of the Company entered into an Agreement dated October 2, 1995 (which was amended September 1, 1997) for a period of three years, and she is entitled to receive a base salary of $80,000 per year and an annual bonus of 2% of the Company's pretax income. The employee shall further receive a bonus, paid at year-end, equal to 50% of the employee's salary, for continued employment. The staying bonus shall be compensated for with the Company's restricted common stock. She is also granted an option to purchase up to 500,000 shares of the Company's restricted common stock at a price equal to 50% of the average market value at the date of purchase.

License agreements

      The Company has entered into license agreements with the Presidents of both PrimeLink and TechniLink. The license agreements were entered into on September 20, 1995, in connection with the acquisition of PrimeLink and TechniLink (see Note 1 above), and are for a period of five years. As consideration for these license agreements, the Company issued each licensee 250,000 shares of its restricted common stock and will pay each licensee a royalty of 5% of net sales of the applicable product. In addition, in the event of the sale or merger of TechniLink or PrimeLink, a royalty sum of 20% of the sales price of the license shall be paid to the licensee; the sales price shall not be less than $1,500,000. The licenses were valued at the fair market value of the stock issued to obtain the licenses. In 1997, there was a separation agreement between the President of PrimeLink and the Company, whereby the President of PrimeLink agreed to forfeit royalty rights for a $12,000 settlement.

Litigation

      There have been two recent legal proceedings in which the Company has been a party:

      The first case, Securities and Exchange Commission (the "Plaintiff") vs. Andrew S. Pitt, Conectisys Corp., Devon Investments Advisors, Inc., B&M Capital Corp., Mike Zaman, and

      CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                November 30, 1998

Litigation (continued)

      Smith Benton & Hughes, Inc. (Defendants) Civil Case # 96-4164. The case alleges that a fraudulent scheme was orchestrated and directed by the defendants to engage in the sale and distribution of unregistered shares of Conectisys by creating the appearance of an active trading market for the stock of Conectisys and artificially inflating the price of its shares. In the suit, the SEC sought permanent injunctions from violating securities laws. The SEC did not seek any civil penalties from the Company. The courts, having conducted a trial of this matter without jury and taken it under submission, found for the plaintiff as follows: against Conectisys on the claim that the defendant violated section 5(a), 5(c), and 17(a). Conectisys was not found to have violated section 10(b), 10(b-5), or 15(c). The Company was subsequently ordered to disgorge profits totaling $175,000. On March 5, 1999, the Company entered into an Amended Final Judgment of Permanent Injunctive Relief with the Securities and Exchange Commission ("SEC"). The Company and the SEC agreed on a settlement in which the Company would dismiss its then pending appeal and take a permanent injunction that it would not in the future violate sections 5(a), 5(c), 17(a), 10(b), 10(b-5), or 15(c); in return the SEC would not demand the previously ordered disgorgement of $175,000.

      The second case was brought by Clamar Capital Corp. (the "Plaintiff") against Smith Benton & Hughes; Michael Zaman; Claudia Zaman; Andrew Pitt and Conectisys Corp. (collectively the "Defendants"). The case was brought before the District Court of Arapahoe, State of Colorado, Case # 97-CV-1442, Division 3. The Plaintiff did not specify an amount of damages that it sought from the Defendants. On March 26, 1999, the District Court of Arapahoe, State of Colorado, dismissed the civil case against Conectisys Corp. brought by Clamar Capital Corp.

      The Company is involved in business disputes in the ordinary course of business but management believes none will have a material adverse effect on the financial state of the Company.

NOTE 9. MAJOR CUSTOMERS

      The Company, as a development stage enterprise, did not have any revenues during the year ended November 20, 1998. For the year ended November 30, 1997, the Company had sales to one customer comprising 100% of total sales. Accounts receivable from this customer at November 30, 1997 were $0.

      CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                November 30, 1998

NOTE 10. STOCK OPTIONS

      The pro forma information required by SFAS No. 123 is not included as there were no stock options granted during the fiscal years ended November 30, 1998 and 1997, respectively.

      The Company has granted various options and warrants to employees; the options and warrants were granted at the fair market value at the date of grant and vested immediately. The stock option activity during the years ended November 30, 1998 and 1997 was as follows:

                                                Options             Weighted
                                                  and                Average
                                                Warrants              Price
                                               ----------           ----------
      Balance outstanding,
        November 30, 1996                       5,200,395           $     1.23

      Canceled and expired                     (1,331,195)          $     (.71)
                                               ----------
      Balance outstanding,
        November 30, 1997                       3,869,200           $     1.42

      Canceled and expired                       (869,200)          $    (2.50)
                                               ----------
      Balance outstanding,
        November 30, 1998                       3,000,000           $     1.10
                                               ==========           ==========

      The following table summarizes information about stock options at November 30, 1998:

                               Outstanding                    Exercisable
                                Weighted   Weighted                    Weighted
  Range of                       Average   Average                     Average
  Exercise           Stock         Life    Exercise       Stock        Exercise
   Prices           Options      (Months)   Price        Options        Price
-------------      ---------     -------    -----       ----------      -----
$ .20 - $ .20      1,000,000          36    $ .20       1,000,000       $ .20
$1.55 - $1.55      2,000,000          24    $1.55       2,000,000       $1.55

$ .20 - $1.55      3,000,000          28    $1.10       3,000,000       $1.10
                   =========     =======    =====       =========       =====

      CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                November 30, 1998

NOTE 11. YEAR 2000 ISSUE

      The Year 2000 readiness issue, which is common to most businesses, arises from the inability of information systems, and other time and date-sensitive products and systems, to properly recognize and process date-sensitive information or system failures. Assessments of the potential cost and effects of Year 2000 issues vary significantly among businesses, and it is extremely difficult to predict the actual impact. Recognizing this uncertainty, management is continuing to actively analyze, assess and plan for various Year 2000 issues in its business.

      The Year 2000 issue has an impact on both information technology ("IT") systems and non-IT systems, such as the Company's physical facilities including, but not limited to, security systems and utilities. Although management believes that a majority of the Company's IT systems are Year 2000 ready, such systems still have to be tested for Year 2000 readiness. The Company is replacing or upgrading those systems that are identified as non-Year 2000 compliant. Certain IT systems previously identified as non-Year 2000 compliant are being upgraded or replaced, which should be complete by October 15, 1999. Non-IT system issues are more difficult to identify and resolve. The Company is actively identifying non-IT Year 2000 issues concerning its products and services, as well as its physical facility locations. As non-IT areas are identified, management formulates the necessary actions to ensure minimal disruption to its business processes. Although management believes that its efforts will be successful and the costs will be immaterial (i.e., less than $5,000) to its financial position and results of operations, it also recognizes that any failure or delay could cause a potential impact.

      The Company has initiated efforts to ensure Year 2000 readiness of its products and services. The Company's key financial and other in-house systems are already materially compliant.

      The Company has also initiated efforts to assess the Year 2000 readiness of its key suppliers. The Company's direction of this effort is to ensure the adequacy of resources and supplies to minimize any potential business interruptions. Management also plans to complete this part of its Year 2000 readiness plan by October 15, 1999.

      CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                November 30, 1998

NOTE 11. YEAR 2000 ISSUE (continued)

      The Year 2000 issue presents a number of other risks and uncertainties that could impact the Company, such as public utilities failures, potential claims against it for damages arising from products and services that are not Year 2000 compliant, and the response ability of certain government commissions of the various jurisdictions where the Company conducts business. While the Company continues to believe the Year 2000 issues described above will not materially affect its financial position or results of operations, it remains uncertain as to what extent, if any, the Company may be impacted.

NOTE 12. SUBSEQUENT EVENTS

      (a) On November 11, 1998 Richard Dowler presented the Board of Directors with his resignation as a member of the Board of Directors and as Chief Financial Officer of the Company. Mr. Dowler's resignation became final on February 19, 1999.

      (b) On December 14, 1998, Karl Elliott resigned from any further service with the Company as a member of the Board of Directors and President of TechniLink.