Form 10QSB
period 1999-02-28
CONECTISYS CORP
filed 1999-10-18
CIK 790273

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

|X| Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended February 28, 1999.

|_|Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934 [no fee required]

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

Common Stock, issued and outstanding as of February 28, 1999:

      13,491,892 Shares

PART I
Item 1 Financial Statements

Financial statements are unaudited and included herein beginning on page Exhibit and are incorporated herein by this reference.

Item 2 Management's Discussion and Analysis or Plan of Operation

Except for disclosures that report the company' historical results, the statement set forth in this section are forward-looking statements. Actual results may differ materially from those projected in the forward-looking statements. Additional information concerning factors that may cause actual results to differ materially from those in the forward-looking statements are in the Company's Annual Report on form 10-KSB for the fiscal year ending November 30, 1998 and in the Company's other filings with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company assumes no obligation to update any forward-looking statements or comments on the reasons why actual results may differ therefrom.

Conectisys is the parent company of several subsidiaries and divisions including TechniLink Technology Manufacturing, Inc., Primelink, Inc., United Telemetry Co., Inc., and eEnergy Services. It is a commercial telecommunications company primarily engaged in developing, manufacturing and marketing proprietary telemetry equipment for use in remote or automated meter reading (AMR) applications.

Results of operations

The Company realized a net loss from operations of $ 346,295 for the quarter ending February 28, 1999. The Company for the quarter ending February 28, 1998 had a net loss from operations of $ 436,945. The company had no revenue for the quarters ending February 28, 1999 and ending February 28, 1998.

Plan of operation

Loss on operations for the Company for the quarter February 28, 1999 decreased 21% from the prior year for the same period. These losses are attributed to the Company's development, marketing and general expense. The Company will, over the next 12 months, rely on additional funding through the sale of common stock or loans collateralized through common stock. The company had no revenues in fiscal 1998.

Development of the subsidiaries' products will continue throughout the year with no expected purchase of significant equipment or plants in the near term.

In January 1999, Conectisys filed a United States Patent application for HNet, a proprietary communication protocol for automated meter reading (AMR). The radio hardware required to implement HNet for electric AMR is under development. The Company plans to license the HNET technology, when the U.S. Patent is granted. Additional sources of revenue are being developed to leverage the Company's investment in the HNet technology.

In February 1999, Consolidated Edison, Steam Division terminated the Manhattan Pilot test of the Smartgate remote metering reading device. The Company does not anticipate additional sales of Primelink Smartgate or TechniLink Cube devices at this time.

Liquidity and Capital Resources

As of February 28, 1999, the Company had a negative working capital of $1,436,252 consisting of $26,584 in current assets and $1,462,936 in current liabilities. The Company had a negative working capital of $1,286,753 as of February 28, 1998. The Company is dependent on achieving profitable operations through its acquisitions and the collection of outstanding receivables to continue as a going concern.

The Company had total assets of $532,070 as of February 28, 1999, and total liabilities of $1,462,936. Shareholder equity(deficient) is ($930,866), as compared to $421,705 as of February 28, 1998. The company issued 829,680 shares of common stock for cash and services during the quarter ending February 28, 1998.

Cash Flows

The Company had a net loss for the quarter ending February 28, 1999, of $238,140. The cash used in operations toward this loss was $135,127. The largest area of loss was the result of non-cash transactions to the Company. Depreciation and amortization expenses for the quarter ending February 28, 1999 was $ 34,131. Services to the company that were not paid with cash totaled $ 19,920. The Company issued $ 69,920 of stock, restricted under rule 144 or regulation "S", and $120,000 of new debt to finance the operating losses for the quarter ending February 28, 1999.

The Company's management plans for correcting these deficiencies include the future sales of the licensed products and services. Working capital to meet the Company's operating expenses will be raised through the issuance of common stock. In the longer term, the Company plans to achieve profitability through the subsidiaries operations; however there are no assurances that profitability will be achieved. The Company has experienced negative cash flow from operations since inception and expects to continue to experience negative cash flow from operations for the near term.

Effect of inflation

Inflation did not have any significant effect on the operations of the company during the quarter ended February 28, 1999. Further, inflation is not expected to have any significant effect on future operations of the Company.

The Financial Accounting Standards Board (FASB) Impact

Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income,"(SFAS No. 130) issued by the FASB is effective for financial statements with fiscal years beginning after December 15, 1997.

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

PART II

Other Information

Item 1. Legal Proceedings

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

In June 1999, Southern Arizona Graphic Associates, an Arizona Corporation dba Arizona Lithographers, filed a lawsuit in the Arizona Superior Court for Pima County against Conectisys Corporation alleging "breech of contract" for work in 1998. The Company believes the suit is without merit and plans to defend the Company's position. A judgement for the plaintiff, for its claim, will not materially affect the Company `s finances.

Item 5. Other Information

On December 14, 1998, Karl Elliott resigned from any further service with the Company as a member of the Board of Directors and President of TechniLink.

On November 11, 1998 Richard Dowler presented the Board of Directors with his resignation as a member of the Board of Directors and as Chief Financial Officer of the Company. Mr. Dowler's resignation became final on February 19, 1999 and Patricia A. Spigno was elected as Chief Financial Officer.

In December 1998, the Company issued 750,000 shares of common stock, restricted under rule 144, to Carl Attman, Sr. The terms of the placement includes performance provisions as measured by common stock market price after 12 months. A parcel of real property owned by Robert A. Spigno and Patricia A. Spigno was included in this transaction as collateral.

Item 13. Exhibits and Reports on Form 8-K

      (a) Exhibits:

            Financial statements

      (b) During the Registrant's fiscal quarter ending February 28, 1999, the registrant filed the following current reports on Form 8-K:

            None

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.

                                                    CONECTISYS CORPORATION


Date: October 12, 1999                          By  /S/ Robert A. Spigno
                                                    Robert A. Spigno, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     Signature                       Title                     Date

/S/ Robert A. Spigno          Chairman of the Board,       October 12, 1999
(Robert A. Spigno)            Chief Executive Officer,
                              and Director

      CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEET
                                February 28, 1999

                                                  Feb. 28,            Nov. 30,
                                              1999        1998          1998
                                           Unaudited    Unaudited     Audited

ASSETS

Current assets:
 Cash and cash equivalents                   26,584        8,441        5,734
 Accounts receivable, net of
  allowance for doubtful accounts
  of $0 for 1999 and $379 for 1998                0        1,611            0

Total current assets                         26,584       10,052        5,734

Notes receivable                                  0      627,500            0

Property and equipment, net                 133,181      118,596      133,984

Licenses and technology, net of
 accumulated amortization of
 of $49,173 and $28,099 for 1998            372,305      962,362      393,379

Total assets                                532,070    1,718,510      533,097

      CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEET
                                February 28, 1999

                                                         Feb. 28,             Nov. 30,
                                                   1999          1998           1998
                                                Unaudited      Unaudited       Audited
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities:
 Notes payable and
  current portion of
  long-term debt                                  558,221        444,048        439,990
 Accounts payable                                 333,574        438,501        275,437
 Accrued compensation                             466,901        293,280        471,465
 Other current liabilities                        104,240        120,796        108,851
Total current liabilities                       1,462,936      1,296,805      1,295,743
Total liabilities                               1,462,936      1,296,805      1,295,743
SHAREHOLDERS' EQUITY (DEFICIT):

Preferred stock - Class A, $1.00 par value;
 1,000,000 shares authorized, 80,500
 shares issued and  outstanding                    80,500         20,500         80,500

Convertible preferred stock - Class B,
 $1.00 par value; 1,000,000
 shares authorized, -0- shares
 issued and outstanding                                 0              0              0

Common stock, no par value;
 250,000,000 shares authorized,
 13,491,892 for 1999 and
 12,662,212 for 1998 shares
 issued and outstanding                        12,507,667      9,108,045     12,437,747

Accumulated deficit                           (13,519,033)    (8,706,840)   (13,280,893)

Total shareholders' deficit                      (930,866)       421,705       (762,646)

Total liabilities and
 shareholders' deficit                            532,070      1,718,510        533,097

      CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
               CONSOLIDATED STATEMENTS OF OPERATIONS For the Three
                     Months Ended February 28, 1999 and 1998
                            and the Cumulative Period
           From December 1, 1990 (Inception) Through February 28, 1999

                                                                 Dec. 1, 1990
                                            Three Months         (Inception)
                                              Feb. 28,         Through Feb. 28,
                                        1999           1998         1998
                                     Unaudited       Unaudited    Unaudited

Net revenues                                0              0        491,805
Cost of sales                          51,357         60,180        776,919
Gross profit (loss)                   (51,357)       (60,180)      (285,114)

Operating expenses:
 General and administrative           186,783        365,440      8,816,418

 Bad debt write-offs                        0              0      1,680,522

Loss from operations                 (238,140)      (425,620)   (10,782,054)

Non-operating income (expenses)             0             30     (1,596,737)

Minority interest                           0              0        (62,500)

Net loss                             (238,140)      (425,590)   (12,441,291)

Weighted average shares
 outstanding -
 basic and diluted                 12,707,969      1,985,025

Net loss per share -
 basic and diluted                       (.02)         (0.21)

      CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
      CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
             For the Cumulative Period December 1, 1990 (Inception)
                           Through February 28, 1999

                                         Preferred Stock          Common Stock                           Total
                                             Class A              No Par Value       Accumulated      Shareholders'
                                       Shares       Value      Shares      Value       Deficit      Equity (Deficit)
Balance,
 December 1, 1990
(re-entry
  development stage)                      0            0       10,609    1,042,140   (1,042,140)            0

Shares issued in exchange for:
 Cash, May 31, 1993                       0            0        1,000        1,000            0         1,000
 Capital contribution,
  May 31, 1993                            0            0        2,000          515            0           515
 Services, March 26, 1993                 0            0        2,000          500            0           500
 Services, March 26, 1993                 0            0        1,200          600            0           600
Net loss for the year                     0            0            0            0       (5,459)       (5,459)

Balance,
 November 30, 1993                        0            0       16,809    1,044,755   (1,047,599)       (2,844)

Shares issued in exchange for:
 Services, May 1, 1994                    0            0        2,400        3,000            0         3,000
 Cash, September 1, 1994                  0            0       17,771       23,655            0        23,655
 Services, September 15, 1994             0            0        8,700       11,614            0        11,614
 Cash, September 26, 1994                 0            0        3,000       15,000            0        15,000
 Cash, October 6, 1994               16,345       16,345            0            0            0        16,345
 Cash, September and October,
                          1994            0            0        1,320       33,000            0        33,000
Net loss for the year                     0            0            0            0      (32,544)      (32,544)

Balance,
 November 30, 1994                   16,345       16,345       50,000    1,131,024   (1,080,143)       67,226

      CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
      CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
             For the Cumulative Period December 1, 1990 (Inception)
                           Through February 28, 1999

                                           Preferred Stock          Common Stock                           Total
                                               Class A              No Par Value         Accumulated   Shareholders'
                                          Shares       Value     Shares       Value        Deficit    Equity (Deficit)
Shares issued in exchange for:
 Cash, February 13, 1995                    0            0        1,160       232,000             0       232,000
 Debt repayment, February 13,
                            1995            0            0        2,040       408,000             0       408,000
 Debt repayment, February 20,
                            1995            0            0        4,778       477,810             0       477,810
 Acquisition of assets, CIPI
  February, 1995                            0            0       28,750     1,950,000             0     1,950,000
 Acquisition of assets, April 5,
                            1995            0            0       15,000             0             0             0
 Cash and services, April and
  May 1995                                  0            0       16,000       800,000             0       800,000
 Cash, June 1, 1995                         0            0          500        30,000             0        30,000
 Acquisition of assets and
  services, September 26, 1995              0            0        4,000       200,000             0       200,000
 Cash, September 28, 1995                   0            0           41         3,000             0         3,000
 Acquisition of assets,
  September 1995                            0            0       35,000     1,750,000             0     1,750,000
 Return of assets, CIPI
  September, 1995                           0            0      (27,700)   (1,950,000)            0    (1,950,000)
Net loss for the year                       0            0            0             0    (2,293,867)   (2,293,867)

Balance,
 November 30, 1995                     16,345       16,345      129,569     5,031,834    (3,374,010)    1,674,169

Shares issued in exchange for:
 Cash, February, 1996                       0            0        1,389       152,779             0       152,779
 Debt repayment, February 1996              0            0       10,000       612,000             0       612,000
 Services, February, 1996                   0            0        3,160       205,892             0       205,892
 Cash, March, 1996                          0            0          179        25,000             0        25,000

      CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
      CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
             For the Cumulative Period December 1, 1990 (Inception)
                           Through February 28, 1999

                                           Preferred Stock               Common Stock                           Total
                                               Class A                   No Par Value        Accumulated     Shareholders'
                                         Shares        Value         Shares        Value        Deficit     Equity (Deficit)
 Shares returned and canceled,
  March, 1996                                 0             0       (15,000)             0             0    $         0
 Services, April, 1996                        0             0            13          2,069             0          2,069
 Services, September, 1996                4,155         4,155           586         36,317             0         40,472
 Services, October, 1996                      0             0         6,540        327,000             0        327,000
 Debt repayment, November, 1996               0             0         2,350         64,330             0         64,330
Net loss for the year                         0             0             0              0    (2,238,933)    (2,238,933)

Balance,
 November 30, 1996                       20,500        20,500       138,786      6,457,221    (5,612,943)       864,778

Shares issued in exchange for:
 Services, March, 1997                        0             0           228          6,879             0          6,879
 Services, April, 1997                        0             0           800         13,120             0         13,120
 Services, July, 1997                         0             0         1,500         16,200             0         16,200
 Cash, July, 1997                             0             0        15,000        300,000             0        300,000
 Services, August, 1997                       0             0         5,958         56,000             0         56,000
Adjustment for partial shares due
 to reverse stock split (1:20)                0             0           113              0             0              0
 Services, October, 1997                      0             0     1,469,666        587,865             0        587,865
 Debt repayment, October, 1997                0             0     1,540,267        620,507             0        620,507
 Cash, October, 1997                          0             0     1,500,000        281,250             0        281,250
 Services, November, 1997                     0             0         4,950         10,538             0         10,538
Net loss for the year                         0             0             0              0    (2,739,268)    (2,739,268)

Balance,
 November 30, 1997                            0        20,500     4,677,268      8,349,580    (8,352,211)        17,869

      CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
      CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
             For the Cumulative Period December 1, 1990 (Inception)
                           Through February 28, 1999

                                         Preferred Stock            Common Stock                            Total
                                             Class A                No Par Value         Accumulated     Shareholders'
                                      Shares        Value       Shares        Value        Deficit     Equity (Deficit)
Shares issued in exchange for:
 Services, December, 1997
  through November, 1998                   0             0     2,551,610     2,338,264             0      2,338,264
 Debt repayment, April, 1998
  through September, 1998                  0             0       250,000       129,960             0        129,960
 Cash, January, 1998 through
  July, 1998                               0             0     4,833,334     1,139,218             0      1,139,218
 Acquisition of assets,
  July, 1998                               0             0       300,000       421,478             0        421,478
 Acquisition of 20% minority
  interest in subsidiary,
  July, 1998                               0             0        50,000        59,247             0         59,247
 Services, November, 1998             60,000        60,000             0             0             0         60,000
Net loss for the year                      0             0             0             0    (4,928,682)    (4,928,682)

Balance,
 November 30, 1998                    80,500        80,500    12,662,212    12,437,747   (13,280,893)      (762,646)

Shares issued in exchange for:
 Services, December, 1998
  through February, 1998                   0             0        79,680        19,920             0         19,920
Cash, December, 1998 through
  February, 1999                           0             0       750,000        50,000             0         50,000
Net three months ended
   February 28, 1999                       0             0             0             0      (238,140)      (238,140)

Balance,
 February 28, 1999                    80,500        80,500    13,491,892    12,507,667   (13,519,033)      (930,866)

      CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the Three Months Ended February 28, 1999 and 1998
                            and the Cumulative Period
           From December 1, 1990 (Inception) Through February 28, 1999

                                                                  Dec. 1, 1990
                                              Three Months        (Inception)
                                                Feb. 28,        Through Feb. 28,
                                           1999          1998          1998
                                        Unaudited      Unaudited    Unaudited

Cash flows from operating activities:
Net loss                                (238,140)      (436,944)   (12,441,291)
Adjustments to reconcile
 net loss to net cash used
 in operating activities:
  Stock issued for services               19,920          6,234      4,482,380
  Stock issued for interest                    0              0        535,591
  Provision for bad debt
   write-offs                                  0              0      1,422,401
  Minority interest                            0              0        (62,500)
  Write-off of intangible
   assets                                      0              0      1,016,728
  Depreciation and
    amortization                          34,131         91,515      1,436,605
  Changes in:
   Accounts receivable                         0          1,797         (4,201)
   Accrued interest
    receivable                                 0              0        (95,700)
   Accounts payable                       58,137         28,046        333,574
   Accrued compensation                   (4,564)        69,832        466,901
   Other current liabilities              (4,611)        (6,827)       193,191

Total adjustments                        103,013        190,597      9,724,970

Net cash used in
 operating activities                   (135,127)      (246,347)    (2,716,321)

      CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the Three Months Ended February 28, 1999 and 1998
                            and the Cumulative Period
           From December 1, 1990 (Inception) Through February 28, 1999

                                                                   Dec. 1, 1990
                                                 Three Months      (Inception)
                                                   Feb. 28,      Through Feb 28,
                                              1999         1998       1998
                                           Unaudited     Unaudited  Unaudited

Cash flows from investing activities:
  Issuance of
   notes receivable                               0       279,374   (1,322,500)
  Costs of licenses
   and technology                                 0       (58,400)     (94,057)
  Purchase of equipment                     (12,254)       (8,452)    (136,175)

Net cash used in
 investing activities                       (12,254)      212,522   (1,552,732)
Cash flows from financing
 activities:
  Common stock issuance                      50,000        25,000    2,049,873
  Preferred stock issuance                        0             0       16,345
  Proceeds from debt, other                       0             0    1,670,691
  Proceeds from debt, related               120,000             0      326,544
  Proceeds from stock purchase                    0             0      281,250
  Payments on debt, other                    (1,769)            0      (16,409)
  Payments on debt, related                       0             0      (53,172)
  Decrease in stock
   subscription receivable                        0             0       20,000
  Contributed capital                             0             0          515

Net cash provided by
 financing activities                       168,231        25,000    4,295,637

Net increase (decrease) in
 cash and cash equivalents                   20,850        (8,825)      26,584

Cash and cash equivalents
 at beginning of period                       5,734        17,266            0

Cash and cash equivalents
 at end of period                            26,584         8,441       26,584

      CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the Three Months Ended February 28, 1999 and 1998
                            and the Cumulative Period
           From December 1, 1990 (Inception) Through February 28, 1999

                                                                              Dec. 1, 1990
                                                           Three Months        (Inception)
                                                             Feb. 28,        Through Feb 28,
                                                        1999          1998         1998
                                                     Unaudited     Unaudited    Unaudited
Supplemental disclosures of cash flow information:
 Cash paid for interest                                     92           0       130,917

 Cash paid for income taxes                                  0           0         1,650

Non-cash financing activities:

 Common stock issued in exchange for:
  Note receivable                                            0           0       281,250
  Property and equipment                                     0           0       130,931
  Licenses and technology                                    0           0     2,191,478
  Repayment of debt and
   interest                                                  0           0     1,804,795
  Services and interest                                 19,920       6,234     4,989,112

      CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                February 28, 1999

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

      Effective December 1, 1994, the Company also agreed to acquire all of the outstanding shares of Creative Image Products, Inc. ("CIPI") in exchange for 575,000 shares of its no par value common stock. The shares were issued in February of 1995. The shares issued by the Company were "restricted securities" within the meaning of Rule 144 of the Securities Act of 1933, as amended. Accordingly, CIPI was a wholly-owned subsidiary of the Company as of December 1, 1994. CIPI was formed in the state of Kansas on April 29, 1994 and is engaged in the insecticide business and, through its wholly-owned subsidiary, ADA Signature Distributors, Inc., the sign manufacturing business. During 1995, the Company's only operations consisted of CIPI's manufacturing of organic insecticides prior to its disposal. On September 28, 1995, the Company entered into an agreement to unwind the acquisition of CIPI. CIPI issued a promissory note to the Company in the amount of $1,302,500 to reimburse the Company for cash advances. In accordance with the agreement, the shares issued to CIPI were exchanged for all shares issued to the Company. The shares outstanding carry no value on the financial statements. In 1997, the Company wrote-off this note receivable as it was deemed uncollectible.

      CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                February 28, 1999

Note 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization (continued)

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

      CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                February 28, 1999

Note 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation and going concern uncertainty (continued)

      As of February 28, 1999, the Company had a deficiency in working capital of approximately $1,440,000 and had incurred expanding annual operating losses since its return to the development stage ($1.8 million in 1996, $2.3 million in 1997, and $4.2 million in 1998), which raise substantial doubt about the Company's ability to continue as a going concern.

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

      Since the fair value is estimated at February 28, 1999, the amounts that will actually be realized or paid at settlement of the instruments could be significantly different.

      The carrying amount of cash and cash equivalents is assumed to be the fair value because of the liquidity of these instruments. Accounts payable, accrued compensation, other current liabilities, and notes payable approximate fair value because of the short maturity of these instruments.

      CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                February 28, 1999

Note 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Impairment of long-lived assets

      Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of" (SFAS No. 121) issued by the Financial Accounting Standards Board
      (FASB) is effective for financial statements for fiscal years beginning after December 15, 1995. The standard establishes new guidelines regarding when impairment losses on long-lived assets, which include plant and equipment,certain identifiable intangible assets and goodwill, should be recognized and how impairment losses should be measured.

      CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                February 28, 1999

Note 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

      CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                February 28, 1999

NOTE 2. RELATED PARTY TRANSACTIONS

      The Company leases office space from S.W. Carver Corporation, a company owned by a major shareholder of the Company. The lease is for a period of twelve months, renewable annually each April at the option of the lessee. Effective April, 1998, the monthly rent was increased from $2,000 to $2,500. Rent expense for the years ended February 28, 1999 and 1997 was $28,000 and $20,000, respectively.

      The Company also pays S.W. Carver Corporation for bookkeeping on services which are included in general and administrative expenses.

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

      A promissory note was received on a stock purchase agreement for 1,500,000 shares in the amount of $281,250 during the year ended November 30, 1997. An initial payment of $99,980 was received, leaving a balance of $181,270 at year-end. The balance was collected in full during the year ended February 28, 1999.

NOTE 4. PROPERTY AND EQUIPMENT

      Property and equipment at February 28, 1999 and 1998 consisted of the following:

                                                       1999             1998

      Office furniture
       and equipment                                 255,070          171,340
      Vehicles                                        35,362           35,362

      Total cost                                     290,432          206,702
      Accumulated depreciation                      (157,251)         (89,106)

      Net book value                                 133,181          117,596

      CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                February 28, 1999

NOTE 5. NOTES PAYABLE

      Notes payable at February 28, 1999 and 1998 consisted of the following:

                                                        1999        1998

       Note payable to Ford Motor Credit,
        secured by vehicle, due February, 1999,
        interest at 12.9%                                   0       5,827

       Note payable to Devon
       Investment Advisors,
       unsecured, due on demand,
       interest payable at an
       annual rate of 10%                             241,824     241,824

      Note payable to Black Dog
       Ranch LLC, unsecured,
       due on demand, interest
       payable at an annual rate
       of 8%                                          171,397     171,397

       Note payable - other                            25,000      25,000

       Note payable to Robert Spigno
         (related party) unsecured,
         due on demand at 10% interest                120,000           0

       Total notes payable                            558,221     444,048

       Current portion                               (558,221)   (444,048)

       Long-term portion                                    0           0

      The maturity of long-term debt at February 28, 1999 and 1998 was as follows:

                                                       1999        1998

      Twelve months ended February 28,:               558,221     444,048
      Thereafter                                            0           0

      CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                February 28, 1999

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

      In July, 1998, the Company issued 300,000 shares of it common stock to the minority interest shareholder in exchange for the acquisition of licensed technology valued at $421,478, and issued another 50,000 shares in exchange for the minority interest valued at $59,247.

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

      CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                February 28, 1999

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

      In December, 1998, the Company issued 79,680 shares of its common stock in exchange for consulting services of $19,920.

      In January, 1999, 750,000 shares of the Company's common stock were issued to one investor for cash in the amount of $50,000.

NOTE 7. INCOME TAXES

      Deferred income taxes consisted of the following at February 28, 1999:

                                                   1999           1998

      Deferred tax asset, benefit
      of net operating loss
      carryforward                              5,000,000       3,454,392
      Deferred tax liability                            0               0
      Valuation allowance                      (5,000,000)     (3,454,392)

      Net deferred taxes                                0               0

      The valuation allowance offsets the net deferred tax asset, since it is more likely than not that it would not be recovered.

NOTE 8. COMMITMENTS AND CONTINGENCIES

Employment agreements

      The Company has entered into five employment agreements with key Individuals, the terms of the agreements are as follows:

      CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                February 28, 1999

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

      4) The Chief Financial Officer of the Company entered into an agreement dated October 2, 1995 (which was amended September 1, 1997) for a period of three years, and he is entitled to receive a base salary of $80,000 per year and an annual bonus of 2% of the Company's pretax income. The employee shall further receive a bonus, paid at year-end, equal to 50% of the employee's salary, for continued employment. The staying bonus shall be compensated for with the Company's restricted common stock. He is also granted an option to purchase up to 500,000 shares of the Company's restricted common stock at a price equal to 50% of the average market value at the date of purchase. Effective February, 1999, he has resigned from the Company.

      CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                February 28, 1999

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

License agreements

      The Company has entered into license agreements with the Presidents of both PrimeLink and TechniLink. The license agreements were entered into on September 20, 1995, in connection with the acquisition of PrimeLink and TechniLink (see Note 1 above), and are for a period of five years. As consideration for these license agreements, the Company issued each licensee 250,000 shares of its restricted common stock and will pay each licensee a royalty of 5% of net sales of the applicable product. In addition, in the event of the sale or merger of TechniLink or PrimeLink, a royalty sum of 20% of the sales price of the license shall be paid to the licensee; the sales price shall not be less than $1,500,000. The licenses were valued at the fair market value of the stock issued to obtain the licenses. In 1997, there was a separation agreement between the President of PrimeLink and the Company, whereby the President of PrimeLink agreed to forfeit royalty rights for a $12,000 settlement.On December 14, 1998, Karl Elliott resigned from any further service with the Company as a member of the Board of Directors and President of TechniLink.

Litigation

      There have been two recent legal proceedings in which the Company has been a party:

      The first case, Securities and Exchange Commission (the "Plaintiff") vs. Andrew S. Pitt, Conectisys Corp., Devon Investments Advisors, Inc., B&M Capital Corp., Mike Aaman, and

      CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                February 28, 1999

Litigation (continued)

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

NOTE 9. MAJOR CUSTOMERS

      The Company, as a development stage enterprise, did not have any revenues during the three months ended February 28, 1999 and 1998.

      CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                February 28, 1999

NOTE 10. STOCK OPTIONS

      The pro forma information required by SFAS No. 123 is not included as there were no stock options granted during the three months ended February 28, 1999 and 1998, respectively.

      The Company has granted various options and warrants to employees; the options and warrants were granted at the fair market value at the date of grant and vested immediately. The stock option activity are as follows:

                                                  Options           Weighted
                                                    and              Average
                                                  Warrants            Price

      Balance outstanding,
       November 30, 1996                          5,200,395         $   1.23

      Canceled and expired                       (1,331,195)        $   (.71)

      Balance outstanding,
      November 30, 1997                           3,869,200         $   1.42

      Canceled and expired                         (869,200)        $  (2.50)

      Balance outstanding,
      February 28, 1999                           3,000,000         $   1.10

      The following table summarizes information about stock options at February 28, 1999:


                             Outstanding                         Exercisable
                              Weighted     Weighted               Weighted
      Range of                Average       Average               Average
      Exercise      Stock       Life       Exercise      Stock    Exercise
       Prices      Options    (Months)      Price       Options    Price

     .20 -  .20   1,000,000        36         .20      1,000,000     .20
    1.55 - 1.55   2,000,000        24        1.55      2,000,000    1.55

     .20 - 1.55   3,000,000        28        1.10      3,000,000    1.10

      CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                February 28, 1999

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

      CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                February 28, 1999

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