Form 10QSB
period 1999-05-31
CONECTISYS CORP
filed 1999-10-18
CIK 790273

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

|X| Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended May 31, 1999.

|_| Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934. [no fee required]

                         Commission File Number 33-3560D

                                CONECTISYS CORP.
                 (Name of small business issuer in its charter)

            Colorado                                        84-1017107
 (state or other jurisdiction                            (I.R.S. Employer
Incorporation or Organization)                          Identification No.)

                        24730 Avenue Tibbitts, Suite 130
                           Valencia, California 91355
                   (Address of principal executive offices )

                    Issuer's telephone number: (661) 295-6763

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: None

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(b) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and(2) has been subject to such filing requirements for the past 90 days. [X]Yes[ ]No

Common Stock, issued and outstanding as of May 31, 1999:

      13,623,792 shares

PART I

Item 1. Financial Statements

Financial statements are unaudited and included herein beginning on Exhibit page 1 Exhibit 99 and are incorporated herein by this reference.

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

Conectisys Corporation and the wholly owned subsidiaries, PrimeLink Incorporated and TechniLink Technology Manufacturing, Incorporated, [the Company] is primarily engaged in developing, manufacturing and marketing proprietary telemetry equipment for use in remote or automated meter reading (AMR) applications.

Results of Operations

The Company realized a net loss from operations of $634,963 for the six months ending May 31, 1999. The Company for the six months ending May 31, 1998 had a net loss from operations of $902,505.

The company had revenue of $25,655 for the quarter ending May 31, 1999. The revenue source was the sale of the ConEd PrimeLink Manhattan pilot test units. The Company had no revenue for the quarter ending May 31, 1998.

Plan of Operation

Loss on operations for the Company for the six months May 31, 1999 decreased 32% from the prior year for the same period. These losses are attributed to the Company's development, marketing and general expense. The Company will, over the next 12 months, rely on the revenues from its subsidiaries, collection of notes receivables and additional funding through the sale of common stock or loans collateralized through common stock. The company had no revenues in fiscal 1998.

Development of the subsidiaries' products will continue throughout the year with no expected purchase of significant equipment or plants in the near term.

Liquidity and Capital Resources

As of May 31, 1999, the Company had a negative working capital of $1,776,485 consisting of $3,164 in current assets and $1,779,649 in current liabilities. The Company had negative working capital of $1,030,190 as of May 31, 1998. The Company is dependent on achieving profitable operations through its acquisitions and the collection of outstanding receivables to continue as a going concern.

The Company had total assets of $474,520 as of May 31, 1999, and total liabilities of $1,779,649. Shareholder equity(deficit) is ($1,305,129), as compared to $396,525 as of May 31, 1998. The company issued 131,900 shares of common stock for cash and services during the quarter ending May 31, 1998.

Cash Flows

The Company had a net loss for the six months ending May 31, 1999, of $634,805. The net cash used in operations toward this loss was $308,549. The largest area of loss was the result of non-cash transactions to the Company. Depreciation and amortization expenses were $68,261. Services to the company that were not paid with cash totaled $19,920.

The Company issued $22,402 of stock, restricted under rule 144 or regulation "S", and $127,600 of new debt to finance the operating losses for the quarter ending May 31, 1999.

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

Effect of inflation

Inflation did not have any significant effect on the operations of the company during the quarter ended May 31, 1999. Further, inflation is not expected to have any significant effect on future operations of the Company.

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

Item 5. Other Information

In February 1996, the Company entered into an equipment lease agreement with S.W.Carver. The lease is for office space (1090 Square feet) and office equipment. The lease was extended in April 1999 for 12 months, at $2,500 per month. S.W. Carver Corp. (SWC) is a closely held corporation, which is owned by Robert A. Spigno and Patricia A. Spigno.

Item 13. Exhibits and Reports on Form 8-K

      (a) Exhibits

            Financial statements

      (b) During the Registrant's fiscal quarter ending May 31, 1999, the registrant filed the following current reports on Form 8-K:

            None

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.

                                      CONECTISYS CORPORATION


Date: Ocotber 12, 1999                By /S/ Robert A. Spigno
                                      Robert A. Spigno, President

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

      Signature                 Title                 Date

/S/ Robert A. Spigno    Chairman of the Board,    October 12, 1999
(Robert A. Spigno)      Chief Executive
                        Officer, and Director

      CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEET
                                  May 31, 1999

                                                   May 31,              Nov. 30,
                                             1999          1998          1998
                                           Unaudited     Unaudited      Audited

ASSETS

Current assets:
 Cash and cash equivalents                    3,164       148,372         5,734
 Accounts receivable, net of
  allowance for doubtful accounts
  of $0 for 1999 and $379 for 1998                0         7,571             0

Total current assets                          3,164       155,943         5,734

Notes receivable                                  0       444,000             0

Property and equipment, net                 120,125       145,247       133,984

Licenses and technology, net of
 accumulated amortization of
 of $70,247 and $930,361 for 1998           351,231       837,468       393,379

Total assets                                474,520     1,582,658       533,097

      CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEET
                                  May 31, 1999

                                                            May 31,                 Nov. 30,
                                                    1999             1998             1998
                                                  Unaudited        Unaudited         Audited
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities:
 Notes payable and
  current portion of
  long-term debt                                    685,821          442,932          439,990
 Accounts payable                                   460,409          269,902          275,437
 Accrued compensation                               535,555          292,433          471,465
 Other current liabilities                           97,864          180,866          108,851
Total current liabilities                         1,779,649        1,186,133        1,295,743

Total lialibilities                               1,779,649        1,186,133        1,295,743

SHAREHOLDERS' EQUITY (DEFICIT):

Preferred stock - Class A, $1.00 par value;
 1,000,000 shares authorized,
 80,500 shares issued and
 outstanding                                         80,500           80,500           80,500

Convertible preferred stock - Class B,
 $1.00 par value; 1,000,000
 shares authorized, -0- shares
 issued and outstanding                                   0                0                0

Common stock, no par value;
 250,000,000 shares authorized,
 13,623,792 for 1999 and
 10,042,415 for 1998 shares
 issued and outstanding                          12,530,069        9,591,699       12,437,747

Accumulated deficit                             (13,915,698)      (9,275,674)     (13,280,893)

Total shareholders' deficit                      (1,305,129)         396,525         (762,646)

Total liabilities and
 shareholders' deficit                              474,520        1,582,658          533,097

      CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 For the Six Months Ended May 31, 1999 and 1998
                            and the Cumulative Period
             From December 1, 1990 (Inception) Through May 31, 1999

                                                                  Dec. 1, 1990
                                          Six Months               (Inception)
                                            May 31,              Through May 31,
                                      1999            1998            1998
                                   Unaudited       Unaudited       Unaudited

Net revenues                           25,655               0         517,460
Cost of sales                          88,756         107,762         814,318
Gross profit (loss)                   (63,101)       (107,762)       (296,858)

Operating expenses:
 General and administrative           554,862         794,743       9,184,497

 Bad debt write-offs                        0               0       1,680,522

Loss from operations                 (617,963)       (902,505)    (11,161,877)

Non-operating income (expenses)       (16,842)        (20,959)     (1,613,579)

Minority interest                           0               0         (62,500)

Net loss                             (634,805)       (923,464)    (12,837,956)

Weighted average shares
 outstanding -
 basic and diluted                 12,829,887       4,254,265

Net loss per share -
 basic and diluted                       (.05)          (0.22)

      CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
   For the Cumulative Period December 1, 1990 (Inception) Through May 31, 1999

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

      CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
   For the Cumulative Period December 1, 1990 (Inception) Through May 31, 1999

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

      CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
   For the Cumulative Period December 1, 1990 (Inception) Through May 31, 1999

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

      CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
   For the Cumulative Period December 1, 1990 (Inception) Through May 31, 1999

                                         Preferred Stock              Common Stock                           Total
                                             Class A                  No Par Value         Accumulated    Shareholders'
                                      Shares         Value        Shares        Value        Deficit    Equity (Deficit)
Shares issued in exchange for:
 Services, December, 1997
  through November, 1998                   0             0     2,551,610     2,338,264             0        2,338,264
 Debt repayment, April, 1998
  through September, 1998                  0             0       250,000       129,960             0          129,960
 Cash, January, 1998 through
  July, 1998                               0             0     4,833,334     1,139,218             0        1,139,218
 Acquisition of assets,
  July, 1998                               0             0       300,000       421,478             0          421,478
 Acquisition of 20% minority
  interest in subsidiary,
  July, 1998                               0             0        50,000        59,247             0           59,247
 Services, November, 1998             60,000        60,000             0             0             0           60,000
Net loss for the year                      0             0             0             0    (4,928,682)      (4,928,682)

Balance,
 November 30, 1998                    80,500        80,500    12,662,212    12,437,747   (13,280,893)        (762,646)

Shares issued in exchange for:
 Services, December, 1998
  through May, 1999                        0             0        79,680        19,920             0           19,920
Cash, December, 1998 through
  May, 1999                                0             0       881,900        72,402             0           72,402
Net three months ended
  May 31, 1999                             0             0             0             0      (634,805)        (634,805)

Balance,
 May 31, 1999                         80,500        80,500    13,623,792    12,530,069   (13,915,698)      (1,305,129)

      CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the Six Months Ended May 31, 1999 and 1998
                            and the Cumulative Period
             From December 1, 1990 (Inception) Through May 31, 1999

                                                                  Dec. 1, 1990
                                              Six Months           (Inception)
                                                May 31,          Through May 31,
                                          1999           1998         1999
                                       Unaudited      Unaudited     Unaudited

Cash flows from operating activities:
Net loss                                (634,805)      (923,464) (12,837,956)

Adjustments to reconcile
 net loss to net cash used
 in operating activities:
  Stock issued for services               19,920        105,888    4,482,380
  Stock issued for interest                    0              0      535,591
  Provision for bad debt
   write-offs                                  0              0    1,422,401
  Minority interest                            0              0      (62,500)
  Write-off of intangible
   assets                                      0              0    1,016,728
  Depreciation and
    amortization                          68,261        186,367    1,470,735
  Accounts receivable                          0         (4,160)      (4,201)
  Accrued interest
    receivable                                 0              0      (95,700)
  Accounts payable                       184,972       (140,553)     460,409
  Accrued compensation                    64,090         68,985      535,555
  Other current liabilities              (10,987)         3,036      186,815

Total adjustments                        326,256        219,563    9,948,213

Net cash used in
 operating activities                   (308,549)      (703,901)  (2,889,743)

      CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the Six Months Ended May 31, 1999 and 1998
                            and the Cumulative Period
             From December 1, 1990 (Inception) Through May 31, 1999

                                                                  Dec. 1, 1990
                                              Six Months           (Inception)
                                                May 31,          Through May 31,
                                          1999           1998         1999
                                       Unaudited      Unaudited     Unaudited

Cash flows from investing
 activities:
  Issuance of
   notes receivable                            0        178,550     (1,322,500)

Costs of licenses
   and technology                              0        (49,399)       (94,057)
  Purchase of equipment                  (12,254)       (46,374)      (136,175)

Net cash used in
 investing activities                    (12,254)        82,777     (1,552,732)

Cash flows from financing
 activities:
  Common stock issuance                   72,402        752,230      2,072,275
  Preferred stock issuance                     0              0         16,345
  Proceeds from debt, other                    0              0      1,670,691
  Proceeds from debt, related            247,600              0        454,144
  Proceeds from stock purchase                 0              0        281,250
  Payments on debt, other                 (1,769)             0        (16,409)
  Payments on debt, related                    0              0        (53,172)
  Decrease in stock
   subscription receivable                     0              0         20,000
  Contributed capital                          0              0            515

Net cash provided by
 financing activities                    318,233        752,230      4,445,639

Net increase (decrease) in
 cash and cash equivalents                (2,570)       131,106          3,164

Cash and cash equivalents
 at beginning of period                    5,734         17,266              0

Cash and cash equivalents
 at end of period                          3,164        148,372          3,164

     CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the Six Months Ended May 31, 1999 and 1998
                           and the Cumulative Period
             From December 1, 1990 (Inception) Through May 31, 1999

                                                                  Dec. 1, 1990
                                              Six Months           (Inception)
                                                May 31,          Through May 31,
                                          1999           1998         1999
                                       Unaudited      Unaudited     Unaudited

Supplemental disclosures of
 cash flow information:

 Cash paid for interest                   17,048              0       147,873

 Cash paid for income taxes                    0              0         1,650

Non-cash financing activities:

 Common stock issued in exchange for:
  Note receivable                              0              0       281,250
  Property and equipment                       0              0       130,931
  Licenses and technology                      0              0     2,191,478
  Repayment of debt and
   interest                                    0              0     1,804,795
  Services and interest                   19,920          6,234     4,989,112

      CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  May 31, 1999

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

      CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  May 31, 1999

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

      CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  May 31, 1999

Note 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation and going concern uncertainty (continued)

      As of May 31, 1999, the Company had a deficiency in working capital of approximately $1,780,000 which raise substantial doubt about the Company's ability to continue as a going concern.

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

      Since the fair value is estimated at May 31, 1999, the amounts that will actually be realized or paid at settlement of the instruments could be significantly different.

      The carrying amount of cash and cash equivalents is assumed to be the fair value because of the liquidity of these instruments. Accounts payable, accrued compensation, other current liabilities, and notes payable approximate fair value because of the short maturity of these instruments.

      CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  May 31, 1999

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

Licensing agreements

      The costs of acquiring license rights are capitalized and amortized over the shorter of the estimated useful life of the license or the term of the license agreement. The licenses are being amortized over a period of five years. During the year ended November 30, 1997, the Company generated some revenues from the licenses it had previously acquired, albeit none from the TecniLink license and deferred technology. Accordingly, these assets were written-down to their net realizable value, resulting in an expense of $384,471. Although management had planned to develop and market the technology, the balance of the carrying value of the older licenses and deferred technology was written-off during the year ended November 30, 1998 as a consequence of persistent competitive pressure. The expense incurred was $632,257.

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

      CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  May 31, 1999

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

      CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  May 31, 1999

NOTE 2. RELATED PARTY TRANSACTIONS

      The Company leases office space from S.W. Carver Corporation, a company owned by a major shareholder of the Company. The lease is for a period of twelve months, renewable annually each April at the option of the lessee. Effective April, 1998, the monthly rent was increased from $2,000 to $2,500. Rent expense for the period ended May 31, 1999 was $18,000.

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

NOTE 4. PROPERTY AND EQUIPMENT

      Property and equipment at May 31, 1999 and 1998 consisted of the following:

                                                       1999             1998

      Office furniture
       and equipment                                 255,070          209,262
      Vehicles                                        35,362           35,362

      Total cost                                     290,432          244,624
      Accumulated depreciation                      (170,307)         (99,378)

      Net book value                                 120,125          145,247

      CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  May 31, 1999

NOTE 5. NOTES PAYABLE

      Notes payable at May 31, 1999 and 1998 consisted of the following:

                                                     1999               1998

      Note payable to Ford Motor Credit,
        secured by vehicle, due February, 1999,
        interest at 12.9%                                 0              4,711

      Note payable to Devon
        Investment Advisors,
        unsecured, due on demand,
        interest payable at an
        annual rate of 10%                          241,824            241,824

      Note payable to Black Dog
        Ranch LLC, unsecured,
        due on demand, interest
        payable at an annual rate
        of 8%                                       171,397            171,397

      Note payable - other                           25,000             25,000

      Note payable to Robert Spigno
        (related party) unsecured,
        due on demand at 10% interest               247,600                  0

      Total notes payable                           685,821            442,932

      Current portion                              (685,821)          (442,932)

      Long-term portion                                   0                  0

      The maturity of long-term debt at May 31, 1999 and 1998 was as follows:

                                                     1999               1998

      Twelve months ended May 31,:                  685,821            442,932
      Thereafter                                          0                  0

      CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  May 31, 1999

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

      CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  May 31, 1999

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

      In March, 1999, 98,600 shares of the Company's common stock were issued to two investors for cash in the amount of $15,291.

      In April, 1999, 33,300 shares of the Company's common stock were issued to two investors for cash in the amount of $7,110.

NOTE 7. INCOME TAXES

      Deferred income taxes consisted of the following at May 31, 1999:

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

NOTE 8. COMMITMENTS AND CONTINGENCIES

Employment agreements

      The Company has entered into five employment agreements with key individuals, the terms of the agreements are as follows:

      CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  May 31, 1999

Employment agreements (continued)

      1) The President and CEO of PrimeLink entered into an agreement dated September 15, 1995 for a period of three years. This agreement, along with his royalty agreement, were mutually terminated. The separation agreement, as of October 31, 1997, called for a settlement of $12,000 to be paid $1,000 monthly for the following twelve months.

      2) The President and CEO of TechniLink entered into an agreement dated September 15, 1995 for a period of three years. He is entitled to receive a base salary of $90,000 per year and an annual bonus equal to 15% of the net profits before taxes earned by TechniLink, Inc. He is also granted an option to purchase up to 250,000 shares of the Company's restricted common stock at a price equal to 50% of the average market value of the stock on the date of purchase. In December, 1998, he resigned from the Company.

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

      CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  May 31, 1999

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

      CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  May 31, 1999

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

NOTE 9. MAJOR CUSTOMERS

      The Company, as a development stage enterprise, had revenues from one customer during the six months ended May 31, 1999 and no revenues for 1998.

      CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  May 31, 1999

NOTE 10. STOCK OPTIONS

      The pro forma information required by SFAS No. 123 is not included as there were no stock options granted during the six months ended May 31, 1999 and 1998, respectively.

      The Company has granted various options and warrants to employees; the options and warrants were granted at the fair market value at the date of grant and vested immediately. The stock option activity are as follows:

                                           Options      Weighted
                                             and         Average
                                           Warrants       Price

      Balance outstanding,
      November 30, 1996                    5,200,395      $1.23

      Canceled and expired                (1,331,195)     $(.71)

      Balance outstanding,
      November 30, 1997                    3,869,200      $1.42

      Canceled and expired                  (869,200)    $(2.50)

      Balance outstanding,
      May 31, 1999                         3,000,000      $1.10

      The following table summarizes information about stock options at May 31, 1999:

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

      CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  May 31, 1999

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