Form 10QSB
period 1999-08-31
CONECTISYS CORP
filed 1999-10-20
CIK 790273

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

|X| Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended August 31, 1999.

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

         24370 Avenue Tibbitts
         Suite 130
         Valencia, California 91355
         (Address of principal executive offices)

Issuer's telephone number: (661) 295-6763

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: None

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(b) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_|No

Common Stock, issued and outstanding as of August 31, 1999: 13,761,992

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

Results of operations

The Company realized a net loss from operations of $ 798,643 for the nine months ending August 31, 1999. The Company for the nine months ending August 31, 1998 had a net loss from operations of $ 2,888,244. The Company had $ 25,655 in revenues for the nine months ending August 31, 1999 and no revenues for the nine months ending August 31, 1998.

Plan of operation

Loss on operations for the Company for the nine months ending August 31, 1999 decreased 72% from the prior year for the same period. These losses are attributed to the Company's development, marketing and general expense. The Company will, over the next 12 months, rely on the revenues from its subsidiaries, collection of notes receivables and additional funding through the sale of common stock or loans collateralized through common stock. The company had no revenues in fiscal 1998.

Development of the subsidiaries' products will continue throughout the year with no expected purchase of significant equipment or plants in the near term.

Liquidity and Capital Resources

As of August 31, 1999, the Company had a negative working capital of $ 1,875,864 consisting of $ 22,698 in current assets and $ 1,898,572 in current liabilities. The Company had a negative working capital of $1,119,493 at August 31, 1998. The Company is dependent on achieving profitable operations through its acquisitions and the collection of outstanding receivables to continue as a going concern.

The Company had total assets of $ 459,923 as of August 31, 1999, and total liabilities of $ 1,898,572. Shareholder equity is negative $ 1,438,639, as compared to positive $ 603,829 fiscal quarter ended August 31, 1998. The company issued 1,099,780 shares of common stock for cash and services during the nine months ending August 31, 1999.

Cash Flows

The Company had a net loss for the nine months ending August 31, 1999, of $ 798,643. The cash used in operations toward this loss was $ 574,446. The largest area of loss was the result of non-cash transactions to the Company. $ 102,392 was the result of depreciation and amortization expenses. Services to the Company that were not paid with cash totaled $ 19,920. The Company issued $ 118,118 of stock, restricted under rule 144 or regulation "S", and $ 505,213 of new debt to finance the operating losses for the nine months ending August 31, 1999.

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

Effect of inflation

Inflation did not have any significant effect on the operations of the company during the nine months ending August 31, 1999. Further, inflation is not expected to have any significant effect on future operations of the Company.

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

PART II

Other Information

Item 1. Legal Proceedings

On March 5, 1999 the Company entered into an Amended Final Judgment of Permanent Injunctive Relief with the Securities and Exchange Commission ("SEC") in Securities and Exchange Commission v. Conectisys Corp. et al., Civil Case number 96-4146 (MRP). The Company and the SEC agreed on a settlement in which the Company would dismiss its then pending appeal and take a permanent injunction that the company would not in the future violate sections 5(a), 5(c), 17(a) d, 10(b), 10(b-5), or 15(c); in return the SEC would not demand the previously ordered discouragement of $ 175,000.00.

In June 1999, Southern Arizona Graphic Associates, an Arizona Corporation dba Arizona Lithographers, filed a lawsuit in the Arizona Superior Court for Pima County against Conectisys Corporation alleging "breech of contract" for work in 1998. The Company believes the suit is without merit and plans to defend the Company's position. A judgement for the plaintiff, for its claim, will not materially affect the Company's finances.

Item 5. Other Information

None

Item 13. Exhibits and Reports on Form 8-K

      (a) Exhibits

99.0  Financial statements

      (b) During the Registrant's fiscal quarter ending August 31, 1999, the registrant filed the following current reports on Form 8-K:

None

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.

                                                CONECTISYS CORPORATION


Date: August 31, 1999                           By /S/ Robert A. Spigno
                                                Robert A. Spigno, President

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                       Title                                 Date


/S/ Robert A. Spigno            Chairman of the Board, Chief     August 31, 1999
(Robert A. Spigno)              Executive Officer, and Director


/S/ Patricia A. Spigno          Secretary, Treasurer             August 31, 1999
(Patricia A. Spigno)