Form 10-K
period 1999-09-30
CONECTISYS CORP
filed 2000-01-21
CIK 790273

 U.S. SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-KSB

(Mark One)

[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934. For the year ended September 30, 1999.

[ ] Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934
[no fee required]

Commission File Number 33-3560D

CONECTISYS CORP.
(Name of small business issuer in its charter)

Colorado 84-1017107
(state or other jurisdiction (I.R.S. Employer
Incorporation or Organization) Identification No.)

24370 Avenue Tibbitts, Suite 130
Valencia, California 91355
(Address of principal of Executive Offices) (Zip Code)

Issuer's telephone number: (661) 295-6763

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: None

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(b) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X]Yes[ ]No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B Contained herein, and disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-KSB. [X]

State Issuer's revenues for it's most recent fiscal year: $25,655.00.

The aggregate number of shares of the voting stock held by non-affiliates on January 13, 2000 was 8,563,869. The market value of these shares, computed by reference to the market closing price on December 31, 1999 was $4,007,891. For the purpose of the foregoing calculation only, all directors and executive officers of the registrant have been deemed affiliates. The number of shares outstanding of issuer's classes of equities as of January 13, 2000 was 14,623,301.

PART I

Item 1. Description of Business

General

Conectisys Corporation (the "Company") was incorporated on February 3, 1986, in Colorado. It is a commercial telecommunications company in the development stage. Conectisys is the parent company of three subsidiaries and a division. The subsidiaries are TechniLink Technology Manufacturing, Inc., Primelink, Inc., and United Telemetry Co., Inc. The lone division is eEnergyServices.com. During the current fiscal year the Company intends to consolidate Primelink, Inc. and United Telemetry Co., Inc. with all operations being conducted under United Telemetry Co., Inc. The Company further intends incorporate eEnergyServices.com and consolidate the operations of TechniLink Technology Manufacturing, Inc. and eEnergyServices.com. The Company believes this will streamline operations and allow for further delineation of its intra-company operational tasks and better public understanding of the Company.

Business and Products of Conectisys

Conectisys and its subsidiaries have developed systems and products for the wireless telemetry markets. Conectisys is focused on several specific communication technologies.

Conectisys is developing a low-cost AMR solution for both residential and industrial markets. The product is called HNet(tm) and will be marketed by United Telemetry Company (UTC). HNet(tm) utilizes a proprietary communication protocol for bi-directional communication using a wireless radio network. This technology enables the company to deliver a low-cost wireless network, which is inexpensive to deploy and operate. This technology may also be utilized for other remote data acquisition and/or control applications, where traditional communication is not available because of cost.

The Conectisys network architecture includes a second component, the "Network Operating Center" or NOC. The HNet(tm) wireless network AMR data will be transmitted to the "Network Operating Center". The NOC is a state of the art operating center built to support, one million wireless meter reading devices four times an hour, twenty four hours a day. The HNet(tm) Network will be deployed with several up-link capabilities including ISM band or satellite.

Through the NOC, the company will offer a full array of value added services to the utility distribution industry in addition to the AMR meter data. These services will include energy management, data archiving and e-commerce systems, which allows an end-user real-time data, for evaluation and cost analysis via the Internet using standard web browsers. eEnergyServices.com will provide the accounting and financial transaction services. Energy suppliers, energy brokers and energy service providers along with energy consumers are the potential customers for these services.

There is currently no dominant AMR technology in the market, today. The company believes that UTC and eEnergyServices.com wireless network model presents an effective, low-cost, total solution for the AMR market.

The Company's much-awaited deployment of the HNet(tm) Automatic Meter Reading (AMR) technology will be introduced through the HNet(tm) pilot demonstration which is expected to be deployed, and operational by February 15, 2000. The pilot will demonstrate the acquisition of real time data from the HNet(tm) system, process this data to show power usage and cost, prepare simulated bills and real-time power usage summaries suitable for power purchasing with the facts.

Conectisys, through UTC/Primelink Inc, has also developed a wireless network for automatic meter reading (AMR) for industrial markets utilizing paging technology. The company has just recently begun to begin marketing the UTC/Primelink technology at this time.

Proprietary Information

The Company relies on proprietary knowledge and employs various methods to protect its trade secrets, concepts, ideas and designs. The Company has filed for patent protection on the HNet(tm) product line. However, such methods may not afford complete protection, and there can be no assurance that others will not independently develop such processes, concepts, ideas and designs. The Company, through its subsidiaries, manufactures and markets its technology. However, such technology is not presently patented in the United States, and although the Company has undertaken to file one or more applications for U.S. patents pertaining to the technology, there can be no assurance that patents will ultimately be issued. Further, the possibility exists that the technology may be deemed to infringe upon other technology, which is already patented, or subject to an application filed prior to the Company's application when filed. In that event, the Company could be subject to liability for damages for infringement and could be required to cease production of equipment until appropriate licensing arrangements are made. The Company could also be subject to competition from the party deemed to be the owner of the patent pertaining to the technology.

Employees

As of January 13, 2000, the Company and its subsidiaries employed six full time employees, of whom three are officers of Conectisys.

Item 2. Description of Property

The Company's principal operation center is located at 24370 Avenue Tibbitts, Suit 130, and Valencia, California 91355. This 1000 sq. ft. space is leased for $1,244.50 per month.

Additional office space is located at 7260 Spigno Place, Agua Dulce, California 91350. This space is leased from a related party. The lease is for executive office space (1090 Square feet) and office equipment. The lease payment is $2,500 per month. There are no current plans to lease any additional office space.

Item 3. Legal Proceedings

On December 13, 1999 the Company and Southern Arizona Graphic Associates, Inc. ("Arizona Lithographers") settled a civil lawsuit filed on June 28, 1999 in the Pima County, Arizona. The Company issued Arizona Lithographers 26,087 shares in exchange for certain photographic rights and reprints. The case was dismissed with prejudice on December 15, 1999.

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

Item 4. Submission of Matters to a Vote of Security Holders

An annual stockholders meeting was not held during the fiscal year ending September 30, 1999. The Company has planed an Annual Meeting for March 2000.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

When traded, the Company's shares are traded on the electronic over-the-counter bulletin board. Bid and asked quotations are reported on the bulletin board under the symbol CNES. The following table indicates the range of high, low & closing information for the common stock for each fiscal quarter in 1999.

Quarter ending                    High          Low             Close
September 30, 1999        $.760         $.700            $.750
August 31, 1999               $.900        $.800             $.800
May 31, 1999                   $.470        $.470             $.470
February 28, 1999            $.625        $.625             $.625
As of January 13, 2000, there were over 600 shareholders of record of the Company's common stock.

Holders of the common stock are entitled to receive such dividends as may be declared by the Company's Board of Directors. The Company has not declared any cash dividends on its common stock since the company's inception, and its Board of Directors has no present intention of declaring any dividends.

Item 6. Management's Discussion and Analysis or Plan of Operation

Results of Operations

Loss on operations for the Company for the year ended 1998 was $4,928,682 as compared to a loss of $1,323,831 in fiscal 1999. This is approximately a 73% decrease in losses from the prior year in the same period. The Company, over the next 12 months will rely primarily on funding through the sale of common stock or loans collateralized through common stock and revenues generated from the initial HNet(tm) product and services deployment. Revenue in fiscal 1999 was $25,655 as compared to $0 in year ended November 30, 1998. Development of HNet(tm) products will be ongoing throughout the year with some expected purchase of significant equipment in addition to an increase in the number of employees.

Liquidity and Capital Resources

As of September 30, 1999, the Company had a working capital deficit of $2,070,784, consisting of $34,004 in current assets and $2,104,078 in current liabilities. The Company had a working capital deficit of $1,290,005 at year ended November 30, 1998. The Company has incurred operating losses in its development stage.

Management's plans for correcting these deficiencies include the future sales of the HNet(tm) product line and services and to raise capital through the issuance of common stock to assist in providing the Company with the liquidity necessary to meet operating expenses. In the longer term, the Company plans to achieve profitability through its operations. The consolidated financial statements do not include any adjustments that might result from the outcome of the uncertainty.

The Company had total assets of $169,076 as of September 30, 1999, and total liabilities of $2,104,078. Shareholder deficit is $1,935,002 as compared to $762,646 shareholder deficit as of November 30, 1998.

Cash Flows

The Company had a net loss for the year ended September 30, 1999, of $1,323,831. The cash used in operations toward this loss was $84,742. The largest area of loss was the result of non-cash transactions to the Company. $315,082 was the result of services that were paid through the issuance of Common stock (approximately 30% of the total net loss). The Company also had write offs to intangible assets of 283,133 and depreciation and amortization expenses of $121,413 (approximately 31% of the total net loss).

Effect of Inflation

Inflation did not have any significant effect on the operations of the Company during the fiscal year ending September 30, 1999. Further, inflation is not expected to have any significant effect on future operations of the Company.

Y2K Compliance

The Company experienced no adverse effects and could not identify any system failures during the "Y2K" transition. The "Y2K" problem did not pose any operational problems for the Company's computer systems. However, the Company will continue to monitor the situation.

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

None.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

Directors and Officers

The Directors and Officers of the corporation, all of whose terms will expire at the next annual meeting of the shareholders, or at such time as their successors shall be elected and qualified, are as follows:

Name                                Capacity                                     Remuneration            Common Stock
Robert A. Spigno             CEO/President/COB                  350,000 (1)
Lawrence P. Muirhead    CTO/Director                              10,000 (1998)
Melissa Weger                 Corp. Administrator/Director      0

1. Mr. Spigno received 260,000 shares in 1999 and 90,000 shares in 1998.

On November 15, 1999 Richard Dowler was removed from the Board of Directors and Melissa Weger was appointed to fill his vacancy.

Item 10. Executive Compensation

Remuneration

Cash remuneration for services in all capacities rendered to the Company ended September 30, 1999 to all directors and officers as a group was as follows:
Cash or cash equivalent forms
Name Capacity Of remuneration
Robert A. Spigno CEO/President $240,000.00
Patricia A. Spigno Secretary/Treasurer $120,000.00
Lawrence P. Muirhead CTO $150,000.00
Melissa Weger Corp. Administrator $ 36,400.00
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

In November 1999, the Company established a Non-Qualified Stock Option and Stock Bonus Plan for independent consultants to the Company. The Plan authorized the issuance of up to one (1) million shares of common stock. In furtherance of the Plan the Company filed an S-8 Registration Statement in December 1999.Pursuant to the Plan the Company has issued 616,087 shares of common stock under the Plan; 116,087 for services and 500,000 for retainers for services.

Stock

Robert A. Spigno, Patricia A. Spigno and Melissa Weger were respectively granted 539,539, 139,700 and 44,981 shares of stock restricted under rule 144. This stock was for services in all capacities rendered to the Company during the fiscal year ending September 30, 1999. Mr. Muirhead was not granted stock during the fiscal year.

Stock Options
As of January 13, 2000:

Common Stock
No. Of Options Exercise Price Duration

Robert A. Spigno 3,500,000 $.15 - $.50 10-36 Months
Lawrence Muirhead(1) 2,000,000 $.50 36 months
Patricia Spigno 500,000 (60% of Mkt.) 52 months
Melissa Weger 100,000 (50% of Mkt.) 32 months

Class A Preferred Stock

Robert A. Spigno 29,980 $1.00 18 months

Class B Preferred Stock

Robert A. Spigno 500,000 $5.00 36 months

(1) Options do not vest until completion and deployment of a 30-unit pilot of the HNet(tm) system.

Employment Agreements

1. The President and CEO of the Company entered into an agreement dated October 2, 1995 (which was amended September 1, 1997 and September 1, 1999) for a period of five years, and he is entitled to receive a base salary of $160,000 per year. The employee shall further receive a bonus, paid at year-end, equal to 50% of the employee's salary, for continued employment. The staying bonus will be compensated for with the Company's restricted common stock. He is also granted an option to purchase up to 2,000,000 shares of the Company's restricted common stock at a price equal to 50% of the average market value for the prior 30 days of trading from the date of purchase.

2. The Secretary and Treasurer of the Company entered into an Agreement dated October 2, 1995 (which was amended September 1, 1997 and September 1, 1999) for a period of three years, and she is entitled to receive a base salary of $80,000 per year. The employee shall further receive a bonus, paid at year-end, equal to 50% of the employee's salary, for continued employment. The staying bonus shall be compensated for with the Company's restricted common stock. She is also granted an option to purchase up to 500,000 shares of the Company's restricted common stock at a price equal to 60% of the average market value for the prior 180 days of trading from the date of purchase.

3. The Chief Technical Officer of the Company entered into an Agreement dated August 1, 1998 for an initial term of three years, and he is entitled to receive a base salary of $150,000 per year, with a minimum of $90,000 to be paid annually in cash and the balance paid (at the option of the Company) in cash or restricted common stock under rule 144. The employee shall receive a hire-on bonus of $75,000 worth of the Company's restricted common stock under rule 144, at one-half market price. The employee shall further receive performance bonuses (paid in restricted common stock, as above) upon successful completion of specific milestones pertaining to the implementation and deployment of certain software (up to $862,500). If substantially all performance milestones are met, he is also granted an option to purchase up to 500,000 shares of the Company's restricted common stock at a price equal to 60% of the average market value for the prior 180 days of trading from the date of purchase.

4. The Chief Financial Officer of the Company entered into an agreement dated October 2, 1995 (which was amended September 1, 1997) for a period of three years, and he is entitled to receive a base salary of $80,000 per year and an annual bonus of 2% of the Company's pretax income. The employee shall further receive a bonus, paid at year-end, equal to 50% of the employee's salary, for continued employment. The staying bonus shall be compensated for with the Company's restricted common stock. He is also granted an option to purchase up to 500,000 shares of the Company's restricted common stock at a price equal to 50% of the average market value at the date of purchase. Effective February 1999, he resigned from the Company.

Item 11. Security Ownership of Certain Beneficial Owners and Management

As of January 13, 2000, the Company had 14,623,301 outstanding shares of common stock. Each common share entitles the holder to one vote on any matter submitted to shareholders for approval. The Company has authorized 1,000,000 shares of Class A Preferred Stock, $1.00 par value per share, of which 100,000 shares currently are issued and outstanding. Preferred Class A stock has 100 to 1 voting rights of which 120,020 are outstanding. Also authorized are 1,000,000 shares of Class B Preferred Stock, $1.00 par value per share. Class B Preferred stock has conversion rights of 10 common stock shares to 1 share Class B Preferred stock of which there no stock outstanding.

In September 1999, the Company issued options to purchase 500,000 shares each (a total of 1,000,000) of its Class B convertible preferred stock at a price of $5.00 per share in exchange for debt reduction of $50,000 each (a total of $100,000) to a note holder and the Company's president.

On September 30, 1999 the Company issued options for 1,000,000 shares of Class B Preferred Stock ($.10 each) in exchange for debt reduction of $50,000 each (a total of $100,000) to a note holder and the Company's president. The options carry an exercise price of $5.00 per share with an expiration date of November 1, 2002.

On November 1, 1999 the Company issued warrants to purchase 506,500 shares of common stock at an exercise price of $2.00 per share with an expiration date of November 1, 2001.

Beneficial Owners Owning 5% or more             Number of Shares        Percentage of common Stock
Pacific Trade Services                                           1,650,000                      11.3%
Braemar Management                                           1,500,000                      10.3%
S.W. Carver Corp.                                               1,034,003                        7.1%
Carl Attman                                                              753,739                        5.2%

Security ownership of Management
Robert A. Spigno (1)                                           740,347                           5.1%
Patricia A. Spigno (2)                                           201,062                          1.4%
Lawrence P. Muirhead                                         135,000                           0.9%
Melissa Weger                                                        44,981                           0.3%

Total Directors and Officers as a whole             1,121,690                         7.7%

Class A Preferred Stock                                        Number of Shares         Percentage of Class A Preferred
Robert A. Spigno                                                   120,020                        100%

1. Does not include 201,062 shares owned by Patricia A. Spigno (spouse) or 1,034,003 shares owned by S.W. Carver Corp. S.W. Carver Corp. is a privately owned corporation owned by Robert A. Spigno and Patricia A. Spigno.

2. Does not include 757,839 shares owned by Robert A. Spigno (spouse) or 1,034,003 shares owned by S.W. Carver Corp. S.W. Carver Corp. is a privately owned corporation owned by Robert A. Spigno and Patricia A. Spigno.

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

In April, 1998, the monthly lease payment was increased from $2,000 to $2,500. Lease expense for the year ended December 31, 1999 was $30,000.00.

Item 13. Exhibits and Reports on Form 8-K

(a) Exhibits

Financial Data Schedule
Financial Statements

(b) Since December 1, 1999 the Registrant filed the following current reports on Form 8-K:

November 24, 1999 & October 18, 1999

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.

CONECTISYS CORPORATION

Date: January 13, 2000 By /S/ Robert A. Spigno
Robert A. Spigno, President

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant and in the capacities and on the dates indicated have signed this Report below.

Signature
Title

Date
/S/ Robert A. Spigno
(Robert A. Spigno)
Chairman of the Board, Chief Executive Officer, President and Director

January 13, 2000

1

  CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page No.

INDEPENDENT AUDITORS' REPORT 1-2

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheet 3-4

Consolidated Statements of Operations 5

Consolidated Statements of Changes in
Shareholders' Equity (Deficit) 6-9

Consolidated Statements of Cash Flows 10-12

Notes to Consolidated Financial Statements 13-33

INDEPENDENT AUDITORS' REPORT

Board of Directors
Conectisys Corporation and Subsidiaries
Agua Dulce, California

We have audited the accompanying consolidated balance sheet of Conectisys Corporation and Subsidiaries
(a development stage company) (the "Company") as of September 30, 1999, and the related consolidated statements of operations, changes in shareholders' equity (deficit), and cash flows for the ten month period then ended, the year ended November 30, 1998, and the cumulative period from December 1, 1990
(inception of development stage) through September 30, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Conectisys Corporation and Subsidiaries as of September
30, 1999, and the results of their operations and their cash flows for the ten month period then ended, the year ended November 30, 1998, and the cumulative period from December 1, 1990 (inception of development stage) through September 30, 1999, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a deficiency in working capital at September 30, 1999 that raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Hurley & Company

Granada Hills, California
December 30, 1999

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) CONSOLIDATED BALANCE SHEET
September 30, 1999

ASSETS

Current assets:
Cash and cash equivalents              $  27,004
Deposits                                                7,000
                                                        -----------
Total current assets                             34,004

Property and equipment, net              95,072

Other assets
Licenses and technology, net of
accumulated amortization of
$381,478                                            40,000
                                                       -----------

Total assets                                   $ 169,076
                                               ===========

The accompanying notes are an integral part of these consolidated financial statements.

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
CONSOLIDATED BALANCE SHEET
September 30, 1999

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Notes payable and
current portion of long-term debt                                   $ 626,934
Accounts payable                                                               262,341
Accrued compensation                                                       887,383
Due to officer                                                                      133,195
Other current liabilities                                                        194,225
                                                                                      ------------
Total current liabilities                                                      2,104,078

Long-term debt, net of current portion -

Commitments and contingencies -

SHAREHOLDERS' EQUITY (DEFICIT):

Preferred stock Class A, $1.00 par value;
1,000,000 shares authorized,  120,020
shares issued and outstanding                                            120,020
Convertible preferred stock Class B,
$1.00 par value; 1,000,000 shares
authorized, -0- shares issued and
outstanding -
Common stock, no par value; 250,000,000
shares authorized, 13,988,362
shares issued and outstanding                                        12,299,702
Stock options exercisable, convertible preferred
stock Class B, 1,000,000 stock options
issued and outstanding, common stock
600,000 stock options issued and outstanding                  250,000
Deficit accumulated during the development stage     (14,604,724)
                                                                                      ------------
Total shareholders' deficit                                              (1,935,002)
                                                       1                              ------------
Total liabilities and
shareholders' deficit                                                          $ 169,076
                                                                                 ============

The accompanying notes are an integral part of these consolidated financial statements.

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Ten Months Ended September 30, 1999,
the Year Ended November 30, 1998, and the Cumulative Period
From December 1, 1990 (Inception) Through September 30, 1999

                                                                    Ten Months                                                        Dec. 1, 1990
                                                                          Ended                  Year Ended                        (Inception)
September 30,                                            November 30,                                                         Through
1999                                                                 1998                                                             Sept. 30, 1999
                                                                    -----------                  -----------                      --------------
Net revenues                                                $ 25,655                      $ -                                   $ 517,460

Cost of sales                                                    94,434                      400,671                             819,996
                                                                         -----------                  -----------                  --------------
Gross profit (loss)                                            (68,779)                   (400,671)                         (302,536)

Operating expenses:
General and administrative                               928,186                  3,797,483                          9,557,821
Bad debt write-offs                                                    -                              -                              1,680,522
                                                                        -----------                   -----------                      --------------
Loss from operations                                        (996,965)                  (4,198,154)                   (11,540,879)

Settled damages                                                    25,000                          -                                   25,000

Interest income                                                         227                          1,640                           102,915

Interest expense                                                (68,960)                       (40,664)                      (876,657)

Write-off of
intangible assets                                                (283,133)                      (632,257)                  (1,299,861)

Minority interest                                                    -                                  (59,247)                          62,500
                                                                         -----------                      -----------                  --------------
Net loss                                                         $(1,323,831)                  $(4,928,682)              $ (13,526,982)
                                                                    ===========              ===========         ==============

Weighted average shares
outstanding
basic and diluted                                            12,244,646                      8,891,629

Net loss per share
basic and diluted                                                    $ (.11)                          $ (.55)
                                                                ===========                  ===========

The accompanying notes are an integral part of these consolidated financial statements.

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
For the Cumulative Period December 1, 1990 (Inception) Through September 30, 1999

          Common
   Deficit

   and    Accumulated
  Total

         Preferred Stock
       Common Stock
   Pref. B   During the  Shareholders'

            Class A

  No Par Value         Stock
   Development     Equity

         Shares    Value
       Shares
 Value    Options       Stage
     (Deficit)

      ---------   ----------
  ---------- ----------- -------- ------------ ------------
Balance,
 December 1, 1990
(re-entry
  development stage)
         -     $
      -
  10,609 $ 1,042,140 $    -   $ (1,042,140) $
       -
Shares issued in exchange for:
 Cash, May 31, 1993
          -
        -
   1,000       1,000
   -
  -          1,000
 Capital contribution,
  May 31, 1993

 -            -
        2,000
    515      -
        -
      515
 Services, March 26, 1993
     -
   -         2,000
       500      -
           -
         500
 Services, March 26, 1993
     -
   -         1,200
       600      -
           -
         600
Net loss for the year
       -
     -
  -           -
      -
  (5,459)      (5,459)

    ---------   ----------
  ---------- ----------- -------- ------------  -----------
Balance,
 November 30, 1993
          -
        -
  16,809   1,044,755      -
   (1,047,599)      (2,844)
Shares issued in exchange for:
 Services, May 1, 1994
       -
     -         2,400
       3,000      -
           -
       3,000
 Cash, September 1, 1994
     -
   -        17,771
   23,655      -
       -
  23,655
 Services, September 15, 1994
  -
 -         8,700
   11,614      -
        -
    11,614
 Cash, September 26, 1994
     -
    -         3,000
     15,000      -
          -
      15,000
 Cash, October 6, 1994
    16,345       16,345
       -
    -        -
         -
    16,345
 Cash, September and October,
  1994

        -
      -
 1,320      33,000      -
           -
      33,000
loss for the year
          -
        -
     -
  -        -
   (32,544)     (32,544)

    ---------
 ---------- ----------- ----------- -------- ------------  ------------
Balance,
 November 30, 1994
       16,345
  16,345      50,000   1,131,024
     -     (1,080,143)
   67,226

The accompanying notes are an integral part of these consolidated financial statements.

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)

For the Cumulative Period December 1, 1990 (Inception) Through September 30, 1999

  Common     Deficit

   and     Accumulated
  Total

         Preferred Stock
       Common Stock
    Pref. B   During the  Shareholders'

            Class A

  No Par Value         Stock
   Development     Equity

         Shares
  Value       Shares
    Value    Options
   Stage      (Deficit)

       ---------   ----------
  ---------- ----------- -------- ------------ ------------
Shares issued in exchange for:
 Cash, February 13, 1995
       -     $
     -
  1,160 $   232,000 $    -   $
       -   $
  232,000
 Debt repayment, February 13,
  1995

          -
         -
     2,040     408,000
    -
   -        408,000
 Debt repayment, February 20,
  1995

        -
      -
  4,778     477,810
 -            -
       477,810
 Acquisition of assets, CIPI
  February, 1995

 -            -
       28,750   1,950,000
    -
   -      1,950,000
 Acquisition of assets, April 5,
  1995

        -
       -
  15,000         -
      -
     -
    -
 Cash and services, April and
  May 1995

      -
     -
 16,000     800,000
 -            -
       800,000
 Cash, June 1, 1995
          -
         -
       500
 30,000      -
      -
  30,000
 Acquisition of assets and
  services, September 26, 1995
 -            -
        4,000
  200,000      -
         -
     200,000
 Cash, September 28, 1995
     -
    -
   41       3,000
   -
  -          3,000
 Acquisition of assets,
  September 1995

 -            -
       35,000   1,750,000
    -
   -       1750,000
 Return of assets, CIPI
  September, 1995
            -
           -
     (27,700) (1,950,000)     -
           -
   (1,950,000)
Net loss for the year
        -
       -
     -
   -        -
  (2,293,867)  (2,293,867)

      ---------
  ----------- ----------- ----------- -------- ------------ ------------
Balance,
 November 30, 1995
        16,345
   16,345     129,569   5,031,834
     -     (3,374,010)
  1,674,169
Shares issued in exchange for:
 Cash, February, 1996
         -
        -
    1,389     152,779
   -
  -        152,779
 Debt repayment, February 1996
 -            -
       10,000     612,000
      -
     -        612,000
 Services, February, 1996
     -
    -         3,160
     205,892      -
          -
     205,892
 Cash, March, 1996
           -
          -
        179
 25,000      -
      -
  25,000
The accompanying notes are an integral part of these consolidated financial statements.

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
For the Cumulative Period December 1, 1990 (Inception) Through September 30, 1999

       Common
 Deficit

         and
 Accumulated      Total

 Preferred Stock
 Common Stock
 Pref. B   During the  Shareholders'

  Class A
     No Par Value
   Stock    Development
 Equity

           Shares
   Value       Shares
     Value    Options
    Stage      (Deficit)

        ---------
  ----------
  ---------- ----------- -------- ------------ ------------
Shares returned and canceled,
  March, 1996

  -     $      -
     (15,000)$       -
  $    -   $
  -    $       -
 Services, April, 1996
        -
       -
      13       2,069
      -
     -
  2,069
 Services, September, 1996
  4,155        4,155
      586       6,317
      -
     -
 40,472
 Services, October, 1996
      -
     -
 6,540     327,000      -
           -
      327,000
 Debt repayment, November, 1996      -
           -
      2,350      64,330
     -
   -         64,330
Net loss for the year
        -
       -
     -
   -        -
  (2,238,933)  (2,238,933)

      ---------
  ----------- ----------- ----------- -------- ------------ ------------
Balance,
 November 30, 1996
        20,500
   20,500     138,786   6,457,221
     -     (5,612,943)
   864,778
Shares issued in exchange for:
 Services, March, 1997
        -
       -
     228       6,879
     -
    -
 6,879
 Services, April, 1997
        -
       -
     800      13,120
    -
   -         13,120
 Services, July, 1997
         -
        -
    1,500      16,200
    -
   -         16,200
 Cash, July, 1997
            -
           -
      15,000     300,000
     -
    -        300,000
 Services, August, 1997
       -
      -
  5,958      56,000
  -
 -         56,000
Adjustment for partial shares due
 to reverse stock split (1:20)
 -            -
          113
      -
 -            -
           -
 Services, October, 1997
      -
     -     1,469,666
  587,865      -
       -
  587,865
 Debt repayment, October, 1997
 -            -
    1,540,267     620,507
   -
 -        620,507
 Cash, October, 1997
         -
       -     1,500,000
    281,250      -
         -
   281,250
 Services, November, 1997
     -
   -         4,950
    10,538      -
        -
   10,538
Net loss for the year
        -
       -
     -
   -        -
  (2,739,268)  (2,739,268)

      ---------
  ----------- ----------- ----------- -------- ------------
  ------------
Balance,
 November 30, 1997
        20,500
   20,500   4,677,268   8,349,580
    -     (8,352,211)
   17,869

The accompanying notes are an integral part of these consolidated financial statements.

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
For the Cumulative Period December 1, 1990 (Inception) Through September 30, 1999

 Common      Deficit

   and    Accumulated
 Total

         Preferred Stock
       Common Stock
   Pref. B   During the  Shareholders'

            Class A

 No Par Value         Stock
  Development     Equity

         Shares
 Value       Shares
  Value    Options
 Stage      (Deficit)

      ---------   ----------
  ---------- ----------- -------- ------------ ------------
 Shares issued in exchange for:
 Services, December, 1997
  through November, 1998
      -    $
   -     2,551,610 $ 2,338,264 $
  -   $        -
  $  2,338,264
 Debt repayment, April, 1998
  through September, 1998
     -
    -       250,000
   129,960      -
        -
   129,960
 Cash, January, 1998 through
  July, 1998

   -
  -     4,833,334   1,139,218
    -
   -      1,139,218
 Acquisition of assets,
  July, 1998

   -
  -       300,000
 421,478      -
      -
 421,478
 Acquisition of remaining 20%
  minority interest in
  subsidiary, July, 1998
      -
     -        50,000
      59,247      -
           -
       59,247
 Services, November, 1998
  60,000       60,000
     -
   -        -
         -
     60,000
Net loss for the year
        -
       -
     -
   -        -
  (4,928,682)  (4,928,682)

      ---------  -----------
  ---------- ----------- -------- ------------  ------------
Balance,
 November 30, 1998
         80,500
    80,500  12,662,212  12,437,747
    -    (13,280,893)
 (762,646)
Shares issued in exchange for:
 Shares returned and canceled,
  December, 1998

 -
 -    (1,350,000)   (814,536)
  -
 -       (814,536)
 Services, December, 1998
  through September, 1999
     -
    -       560,029
   349,454  150,000
   -        499,454
 Cash, December, 1998
  through September, 1999
     -
    -     1,155,800
  129,537      -
       -
  129,537
 Debt repayment, Sept., 1999      39,520
       39,520     960,321
     197,500  100,000
     -        337,020

Net loss for the period
      -
     -
   -
 -        -
 (1,323,831)  (1,323,831)

      ---------  ----------- -----------
 ----------- -------- ------------  ------------
Balance,
 September 30, 1999
      120,020  $   120,020
 13,988,362 $12,299,702 $250,000 $(14,604,724) $(1,935,002)

      =========  ===========  ==========
=========== ======== ============  ===========
The accompanying notes are an integral part of these consolidated financial statements.

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Ten Months Ended September 30, 1999,
the Year Ended November 30, 1998, and the Cumulative Period
From December 1, 1990 (Inception) Through September 30, 1999

    Ten Months
          Dec. 1, 1990

       Ended    Year Ended
      (Inception)

  September 30, November 30,
 Through

       1999
   1998        Sept. 30, 1999

   -----------  ------------    -------------
Cash flows from operating
 activities:
Net loss
         $(1,323,831) $ (4,928,682)
    $(13,526,982)
Adjustments to reconcile
 net loss to net cash used
 in operating activities:
  Stock issued for services    (315,082)
  2,398,264        4,147,378
  Stock issued for interest
  -
  -
 535,591
  Provision for bad debt
   write-offs

   -
   -          1,422,401
  Minority interest
         -
      59,247
    (62,500)
  Settled damages
       (25,000)
     -
    (25,000)
  Write-off of intangible
    assets

   283,133       632,257
      1,299,861
  Depreciation and
    amortization
         121,413
    394,020        1,523,887

  Changes in:
   Accounts receivable
       -
    3,411
  (4,201)
   Accrued interest
    receivable

  -
  -
 (95,700)
   Deposits

  (7,000)          -
            (7,000)
   Accounts payable
      (13,096)     (135,018)
        262,341
   Accrued compensation
  478,440       248,017
       949,905
   Due to officer
       555,193
     -
   555,193
   Other current liabilities    161,088
     (68,951)
 358,890

   -----------  ------------    -------------
Total adjustments
  1,239,089     3,531,247
  10,861,046

   -----------  ------------    -------------
Net cash used in
 operating activities
  (84,742)   (1,397,435)      (2,665,936)

  -----------  ------------    -------------

The accompanying notes are an integral part of these consolidated financial statements.

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Ten Months Ended September 30, 1999,
the Year Ended November 30, 1998, and the Cumulative Period
From December 1, 1990 (Inception) Through September 30, 1999

   Ten Months
          Dec. 1, 1990

      Ended     Year Ended
      (Inception)

  September 30, November 30,
 Through

       1999
   1998        Sept. 30, 1999

   -----------  ------------    -------------
 Cash flows from investing
 activities:
  Issuance of
   notes receivable
  $       -    $
      -      $
 (1,322,500)
  Costs of licenses
   and technology
            -
            -
           (94,057)
  Purchase of equipment
  (12,255)      (58,855)
    (136,176)

   -----------   -----------
  -------------
Net cash used in
 investing activities
   (12,255)      (58,855)
    (1,552,733)

     -----------   -----------
  -------------
Cash flows from financing
 activities:
  Common stock issuance
  129,537     1,139,218
    2,129,410
  Preferred stock issuance
    -
    -
    16,345
  Proceeds from debt, other
   -         129,960
       1,670,691
  Proceeds from debt, related
 -
 -            206,544

  Proceeds from stock purchase      -
        181,270
      281,250
  Payments on debt, other
 (11,270)       (5,689)
     (25,910)
  Payments on debt, related
  -
  -
 (53,172)
  Decrease in stock
   subscription receivable
    -
    -
    20,000
  Contributed capital
        -
        -
           515

     -----------   -----------
  -------------
Net cash provided by
  financing activities
  118,267     1,444,759
    4,245,673

   -----------   -----------
  -------------
Net increase (decrease) in
  cash and cash equivalents      21,270
       (11,531)
     27,004
Cash and cash equivalents
  at beginning of period
   5,734        17,265

 -

  ------------   -----------    -------------
Cash and cash equivalents
  at end of period
 $     27,004   $     5,734
    $      27,004
                            ============   ===========    =============
The accompanying notes are an integral part of these consolidated financial statements.

 CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Ten Months Ended September 30, 1999,
the Year Ended November 30, 1998, and the Cumulative Period
From December 1, 1990 (Inception) Through September 30, 1999

    Ten Months
          Dec. 1, 1990

       Ended     Year Ended
       (Inception)

  September 30,  November 30,
  Through

       1999
   1998        Sept. 30, 1999

   -----------   -----------
  -------------
Supplemental disclosures of
  cash flow information:
  Cash paid for interest    $
    92   $     2,767
  $     130,917

   ===========   ===========
  =============
  Cash paid for income taxes$
 -     $       -
    $       1,650

   ===========   ===========
  =============
Non-cash financing activities:
  Common stock issued
   in exchange for:
    Note receivable
  $       -     $
      -      $
  281,250
    Property and equipment  $
   -     $
 -      $     130,931
    Licenses and technology $
  -     $   421,478    $
  2,191,478
    Acquisition of remaining
     minority interest in
     subsidiary
       $
 -     $    59,247    $
     59,247
    Repayment of debt and
     interest
        $   197,500
 $   129,960    $   1,804,795
    Services and interest   $
    -     $ 2,338,264
 $   4,969,192
  Preferred stock issued
   in exchange for:
    Services
         $
   -     $    60,000
  $      60,000
    Repayment of debt
$    39,520   $
 -      $      39,520
  Preferred stock options
   issued in exchange for:
    Repayment of debt
 $   100,000   $
 -      $     100,000

The accompanying notes are an integral part of these consolidated financial statements.
The accompanying notes are an integral part of these consolidated financial statements.

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 1999

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
September 30, 1999

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
September 30, 1999

Organization (continued)

valued at $1,750,000, the fair market value of common stock issued, and is included in licenses and technology on the balance sheet.

On July 22, 1998, the Company acquired the remaining 20% interest in TechniLink, Inc. for 50,000 shares of the Company's common stock valued at $59,247.

Basis of presentation and going concern uncertainty

The accompanying consolidated financial statements include the transactions of Conectisys
Corporation, its wholly-owned subsidiary TechniLink, Inc., and its 80% owned subsidiary PrimeLink,
Inc. All material intercompany transactions and balances have been eliminated in the accompanying consolidated financial statements. Certain prior year amounts in the accompanying consolidated financial statements have been reclassified to conform to the current period's presentation.

The Company returned to the development stage in accordance with SFAS No. 7 on December 1, 1990 and during the fiscal year ended November 30, 1995. The Company has completed two mergers and is in the process of developing its technology and product lines.

As of September 30, 1999, the Company had a deficiency in working capital of approximately
$2,070,000, and had incurred continual operating losses since its return to the development stage
($1.8 million in 1996, $2.3 million in 1997, $4.2 million in 1998, and $1.0 million in 1999 (ten months)), which raise substantial doubt about the Company's ability to continue as a going concern.

Management's plans for correcting these deficiencies include the future sales of their newly licensed products and to raise capital through the issuance of common stock to assist in providing the Company with the liquidity necessary to retire the outstanding debt and meet operating expenses
(See Note 13(b)). In the longer term, the Company plans to achieve profitability through the operations of the subsidiaries. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of the recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 1999

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

Since the fair value is estimated at September 30, 1999, the amounts that will actually be realized or paid at settlement of the instruments could be significantly different.

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
September 30, 1999

Property and equipment

Property and equipment are stated at cost. Depreciation is computed on property and equipment using the straight-line method over the expected useful lives of the assets, which are generally five years for vehicles and office equipment and seven years for furniture and fixtures.

Licensing agreements

The costs of acquiring license rights are capitalized and amortized over the shorter of the estimated useful life of the license or the term of the license agreement. The licenses are being amortized over a period of five years. During the year ended November 30, 1998, the Company acquired additional license rights in the amount of $421,478 from TechniLink. Although the license remains viable, the Company currently lacks the resources to develop and market it. Accordingly, during the ten month period ended September 30, 1999, the Company accelerated amortization on this asset by writing it down to its net realizable value of $40,000, incurring a charge of $283,133.
The balance of the carrying value of older licenses and deferred technology was written-off during the year ended November 30, 1998, as a consequence of persistent competitive pressure. The expense incurred was $632,257.

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
September 30, 1999

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
September 30, 1999

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

Net loss per common share diluted

Net loss per common share diluted is based on the weighted
average number of common and common equivalent shares outstanding for the periods presented. Common equivalent shares representing the common shares that would be issued on exercise of convertible securities and outstanding stock options and warrants reduced by the number of shares which could be purchased from the related exercise proceeds are not included since their effect would be anti-
dilutive.

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
September 30, 1999

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
Lease expense for the ten month period ended September 30, 1999 and the year ended November 30, 1998 was $25,000 and $28,000, respectively.

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

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 1999

NOTE 4. PROPERTY AND EQUIPMENT

Property and equipment at September 30, 1999 consisted of the following:

Office equipment
        $ 217,388
Furniture and fixtures
       16,609
Vehicles

      35,362

       -----------
Total cost

   269,359
Accumulated depreciation
   (174,287)

       -----------
Net book value
           $ 95,072
                                                                    ===========

NOTE 5. DUE TO OFFICER

During the ten month period ended September 30, 1999, the Company received cash advances from its president totaling $555,193. At
September 30, 1999, $197,500 of these advances was exchanged for
The assumption of a promissory note to S.W. Carver, due on demand
(and in no event later than October 1, 2000) at an annual interest rate of 10%, and another $287,020 of these advances was exchanged for equity. Also at September 30, 1999, $62,522 in accrued
compensation was transferred to the advance account, resulting in a balance of $133,195. This balance was converted into a promissory note due on demand (and in no event later than October 1, 2000) at an annual interest rate of 10%.

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 1999

NOTE 6. NOTES PAYABLE

Notes payable at September 30, 1999 consisted of the following:

Note payable to Devon
Investment Advisors,
unsecured, due on demand,
interest payable at an
annual rate of 10% $ 241,824
Note payable to S.W. Carver, unsecured, due on demand,interest payable at anannual rate of 10% 197,500
Note payable to Black Dog Ranch LLC, unsecured, due on demand, interest payable at an annual rate of 18% 187,610
---------
Total notes payable

    626,934
Current portion

       (626,934)
---------
Long-term portion $ -
=========
The maturity of long-term debt at September 30, 1999 was as follows:
Year ended September 30, 2000
      $ 626,934
Thereafter -
---------
Total notes payable

  $ 626,934
=========

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 1999

NOTE 7. SHAREHOLDERS' EQUITY (DEFICIT)

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

In July, 1998, the Company issued 300,000 shares of its common stock to the minority interest shareholder of TechniLink, Inc. in exchange for the acquisition of licensed technology valued at
$421,478, and issued another 50,000 shares in exchange for the remaining 20% minority interest valued at $59,247.

In July, 1998, 120,000 shares of the Company's common stock were issued to four Company directors for director fees totaling $246,186.

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 1999

NOTE 7. SHAREHOLDERS' EQUITY (DEFICIT) (continued)

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

In December, 1998, the Company canceled 1,350,000 shares of its common stock previously issued to a consultant and valued at $814,536, which were contingent on the establishment of a $5,000,000 line of credit (never achieved).

In December, 1998, the Company issued 750,000 shares of its common stock valued at $50,000 to a consultant for services rendered.

In January and September, 1999, the Company issued a total of 152,548 shares of its common stock for consultant services rendered of $45,360.

During the months March, 1999 through September, 1999, the Company issued a total of 405,800 shares of its common stock valued at $79,537 in a private placement.

In September, 1999, the Company issued 100,000 shares of its common stock for consultant fees rendered of $84,644.

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 1999

NOTE 7. SHAREHOLDERS' EQUITY (DEFICIT) (continued)

In September, 1999, the Company issued 960,321 shares of its common stock to repay related party debt of $197,500.

In September, 1999, the Company issued a total of 47,481 shares of its common stock valued at
$15,957 as hiring bonuses for two employees.

In September, 1999, the Company issued 260,000 shares of its common stock to its president as compensation for director fees of $203,493 and also issued him 39,520 of its Class A $1.00 par value preferred stock to partially repay debt.

In September, 1999, the Company issued options to purchase 500,000 shares each (a total of
1,000,000) of its Class B convertible preferred stock at a price of $5.00 per share in exchange for debt reduction of $50,000 each (a total of $100,000) to a note holder and the Company's president.

In September, 1999, the Company issued options to purchase 600,000 shares of the Company's common stock (500,000 options to its president and 100,000 options to an employee) valued at $150,000.

NOTE 8. INCOME TAXES

Deferred income taxes consisted of the following at September 30, 1999:

Deferred tax asset, benefit
of net operating loss
carryforward $ 5,500,000
Deferred tax liability -
Valuation allowance (5,500,000)
-----------
Net deferred taxes $ -
===========

The valuation allowance offsets the net deferred tax asset, since it is more likely than not that it would not be recovered.

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 1999

NOTE 9. COMMITMENTS AND CONTINGENCIES

Employment agreements

The Company has entered into six employment agreements with key
Individuals, the terms of the agreements are as follows:

1) The President and CEO of PrimeLink entered into an agreement dated September 15, 1995 for a period of three years. This agreement, along with his royalty agreement, were mutually terminated. The separation agreement, as of October 31, 1997, called for a settlement of
$12,000 to be paid $1,000 monthly for the following twelve months. As of September 30,
1999, $4,000 remained unpaid.

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

3) The President and CEO of the Company entered into an agreement dated October 2, 1995 (which was amended September 1, 1997 and September 1, 1999) for a period of five years, and he is entitled to receive a base salary of $160,000 per year. The employee shall further receive a bonus, paid at year-end, equal to 50% of the employee's salary, for continued employment.
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

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 1999

Employment agreements (continued)

4) Chief Financial Officer (continued)

the employee's salary, for continued employment. The staying bonus shall be compensated for with the Company's restricted common stock. He is also granted an option to purchase up to
500,000 shares of the Company's restricted common stock at a price equal to 50% of the average market value at the date of purchase. Effective February, 1999, he resigned from the Company.

5) The Secretary and Treasurer of the Company entered into an
Agreement dated October 2, 1995 (which was amended September 1, 1997 and September 1, 1999)
for a period of three years, and she is entitled to receive a base salary of $80,000 per year. The employee shall further receive a bonus, paid at year-end, equal to 50% of the employee's salary, for continued employment. The staying bonus shall be compensated for with the Company's restricted common stock. She is also granted an option to purchase up to
500,000 shares of the Company's restricted common stock at a price equal to 50% of the average market value at the date of purchase.

6) The Chief Technical Officer of the Company entered into an Agreement dated August 1, 1998 for an initial term of three years, and he is entitled to receive a base salary of $150,000 per year, with a minimum of $90,000 to be paid annually in cash and the balance paid (at the option of the Company) in cash or restricted common stock under rule 144. The employee shall receive a hire-on bonus of $75,000 worth of the Company's restricted common stock under rule 144, at one-half market price. The employee shall further receive performance bonuses (paid in restricted common stock, as above) upon successful completion of specific milestones pertaining to the implementation and deployment of certain software (up to
$862,500). If substantially all performance milestones are met, he is also granted an option to purchase up to 500,000 shares of the Company's restricted common stock at a price equal to 60% of the average market value at the date of purchase.

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 1999

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

Litigation

There have been three recent legal proceedings in which the Company has been a party:

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
September 30, 1999

Litigation (continued)

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

The third case was brought by Southern Arizona Graphic Associates, Inc. (the "Plaintiff") against
Conectisys Corporation (the "Defendant"). The case was brought before the Superior Court of the
State of Arizona, County of Pima, Case # 333852. The claim was for goods, printing services, and funds advanced by the Plaintiff. On December 8, 1999, the Company's Board of Directors approved the issuance of 26,087 shares of the Company's common stock valued at $18,000 in full settlement of the defendant's claim. The matter was subsequently dismissed with prejudice.

NOTE 10. MAJOR CUSTOMERS

The Company, as a development stage enterprise, had limited revenue during the ten months ended
September 30, 1999; the Company had sales to one customer comprising 100% of total sales. The
Company did not have any revenues during the year ended November 30, 1998.

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 1999

NOTE 11. STOCK OPTIONS

During the fiscal year ended September 30, 1999, the Company issued to a note holder options to purchase 500,000 shares of the
Company's Class B preferred stock at an exercise price of $5.00 per share. As consideration, the
Company reduced the debt by $50,000 and received an extension of time to pay-off its promissory note. The Company also issued to its president options to purchase another 500,000 shares of the
Company's Class B preferred stock at an exercise price of $5.00 per share in exchange for a reduction in debt of $50,000. Total consideration received on the above issued options, as evidenced by debt reduction, was $100,000. These options can be exercised between November 1, 1999 and November 1, 2002.

The Company's president currently owns 120,020 of the Company's Class A Preferred Stock, and has
options to purchase another 29,980 shares for $1.00 per share through June 16, 2001.

The pro forma information required by SFAS No. 123 is not included as there were no common stock options granted during the fiscal year ended November 30, 1998, and the disclosure for the 600,000 common stock options issued during the ten month period ended
September 30, 1999 would not be materially different from the amounts and disclosures already presented. During this period, 500,000 common stock options were issued to the Company's president and another 100,000 common stock options were issued to an employee. These options are all exercisable at a cost of 50% of the average market value of the Company's stock during the prior 30 days of trading before exercise, with the president's options remaining open for a period of six years (including a three year option to renew) and the employee's options remaining open for a period of four years (including a two year option to renew).

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 1999

NOTE 11. STOCK OPTIONS (continued)

The Company has granted various common stock options and warrants to employees; the options and warrants were granted at approximately the fair market value at the date of grant and vested immediately. The common stock option activity during the fiscal years ended September 30, 1999 and
November 30, 1998 was as follows:

       Common Stock

         Options

  Weighted

 and
        Average

         Warrants

     Price

         ---------

   --------
Balance outstanding,
December 1, 1997
        3,869,200

  $ 1.42
Canceled and expired
     (869,200)
          $ (2.50)
---------
Balance outstanding,
November 30, 1998
        3,000,000

  $ .37
Granted

      600,000
           $ 0.54 (1)
Canceled and expired - -
--------- --------
Balance outstanding,
September 30, 1999
        3,600,000

   $ 0.40

           =========

  ==========
(1) Floating strike price

The following table summarizes information about common stock options at September 30, 1999:

    Outstanding
          Exercisable

  Weighted    Weighted
         Weighted
   Range of      Common
  Average      Average
  Common    Average
   Exercise       Stock
     Life      Exercise
      Stock   Exercise
    Prices      Options
   (Months)      Price
    Options    Price
-------------   ---------   -------
   -------      --------- -------
$ .20 -  $.20   1,000,000
   13     $   .20
   1,000,000 $   .20
$ .46 -  $.46     100,000
     47     $   .46
       100,000 $   .46
$ .46 -  $.46   2,000,000
   71     $   .46
   2,000,000 $   .46
$ .55 -  $.55     500,000
     59     $   .55
       500,000 $   .55

$ .20 -  $.55   3,600,000
   53     $   .40
   3,600,000 $   .40

    =========
 ==     =======
  ========= =======

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 1999

NOTE 12. YEAR 2000 ISSUE

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

The Year 2000 issue has an impact on both information technology
("IT") systems and non-IT systems, such as the Company's physical facilities including, but not limited to, security systems and utilities. Management believes that the Company's IT systems are
Year 2000 ready. The Company has replaced or upgraded those systems that have been identified as non-Year 2000 compliant. Non-IT system issues are more difficult to identify and resolve. The
Company has actively identified non-IT Year 2000 issues concerning its products and services, as well as its physical facility locations. Management has formulated the necessary actions to ensure minimal disruption to its business processes.
The costs were immaterial (i.e., less than $5,000) to its financial position and results of operations.

The Company has completed efforts to ensure Year 2000 readiness of its products and services. The
Company's key financial and other in-house systems are already materially compliant. The Company has also completed efforts to assess the Year 2000 readiness of its key suppliers. The Company's direction of this effort is to ensure the adequacy of resources and supplies to minimize any potential business interruptions.

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

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 1999

NOTE 13. SUBSEQUENT EVENTS

(a) In December, 1999, the Company filed a Form S-8 registration statement for the Conectisys
Corporation Non-Qualified Stock and Stock Bonus Plan (the "Plan"). The purpose of the Plan is to compensate independent consultants of the Company through the granting of non-
qualified stock options (as described in Sections 83 and 421 of the Internal Revenue Code).
Shares of stock covered by stock options and stock bonuses shall consist of 1,000,000 shares of the common stock of the Company. Unless amended by the Board in writing, the Plan shall terminate at midnight, January 31, 2003. To date, 616,087 common shares have been issued to consultants under the Plan. 116,087 of these shares were for past services rendered and
500,000 represented retainers on new consulting contracts.

(b) Subsequent to September 30, 1999, the Company has raised additional capital through the private placement of another 221,200 common shares of the Company for approximately $43,000
(through November 23, 1999). In conjunction with these and previous issuances, approximately 506,500 stock warrants to purchase shares of the Company's common stock at an exercise price of $2.00 per share will be issued to certain shareholders, exercisable between November 1, 1999 and November 1, 2002.

(c) In November, 1999, the Company issued options to purchase 2,000,000 shares of the Company's common stock to its Chief Technical Officer, pursuant to his employment agreement. The options are exercisable through December 31, 2002 at an exercise price of $.50 per share;
however, they will not vest until completion of a working HNet pilot of 30 units or more.

(d) In November, 1999, the Company's Board of Directors awarded the Company's President and
Chief Executive Officer options to acquire 500,000 shares of the Company's common stock at an exercise price of $.15 per share through December 31, 2002. These options were awarded for past service to the Company and were valued at $125,000, which was accrued as additional compensation at the September 30, 1999 balance sheet date.

</body>
</html
</text>