Form 10KSB/A
period 1999-09-30
CONECTISYS CORP
filed 2000-02-22
CIK 790273

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

The aggregate number of shares of the voting stock held by non-affiliates on January 13, 2000 was 9,550,756.  The market value of these shares, computed by reference to the market closing price on December 31, 1999 was $4,469,754.  For the purpose of the foregoing calculation only, all directors and executive officers of the registrant have been deemed affiliates. The number of shares outstanding of issuer's classes of equities as of January 13, 2000 was 15,609,888.

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

Conectisys is developing a low-cost AMR solution for both residential and
industrial markets.   The product is called HNet and will be marketed by
United Telemetry Company (UTC).  HNet utilizes a proprietary communication protocol for bi-directional communication using a wireless radio network.  This technology enables the company to deliver a low-cost wireless network, which is inexpensive to deploy and operate.  This technology may also be utilized for other remote data acquisition and/or control applications, where traditional communication is not available because of cost.

The Conectisys network architecture includes a second component, the
"Network Operating Center" or NOC.  The HNet wireless network AMR data will be transmitted to the "Network Operating Center".  The NOC is a state of the art operating center built to support, one million wireless meter reading devices four times an hour, twenty four hours a day. The
HNet Network will be deployed with several up-link capabilities including ISM band or satellite.

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

The Company's much-awaited deployment of the HNet Automatic Meter
Reading (AMR) technology will be introduced through the HNet pilot demonstration which is expected to be deployed, and operational by the first quarter 2000. The pilot will demonstrate the acquisition of real time data from the HNet system, process this data to show power usage and cost, prepare simulated bills and real-time power usage summaries suitable for power purchasing with the facts.

Conectisys, through UTC/Primelink Inc, has also developed a wireless network for automatic meter reading (AMR) for industrial markets utilizing paging technology.  The company has just recently begun to begin marketing the UTC/Primelink technology at this time.

Proprietary Information

The Company relies on proprietary knowledge and employs various methods to protect its trade secrets, concepts, ideas and designs.  The Company has filed for patent protection on the HNet product line. However, such methods may not afford complete protection, and there can be no assurance that others will not independently develop such processes, concepts, ideas and designs.  The Company, through its subsidiaries, manufactures and markets its technology.  However, such technology is not presently patented in the United States, and although the Company has undertaken to file one or more applications for U.S. patents pertaining to the technology, there can be no assurance that patents will ultimately be issued.  Further, the possibility exists that the technology may be deemed to infringe upon other technology, which is already patented, or subject to an application filed prior to the Company's application when filed.  In that event, the Company could be subject to liability for damages for infringement and could be required to cease production of equipment until appropriate licensing arrangements are made.  The Company could also be subject to competition from the party deemed to be the owner of the patent pertaining to the technology.

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
2000.

PART II

Item 5.   Market for Common Equity and Related Stockholder Matters

When traded, the Company's shares are traded on the electronic over-the-
counter bulletin board.  Bid and asked quotations are reported on the bulletin board under the symbol CNES.  The following table indicates the range of high, low  & closing information for the common stock for each fiscal quarter in 1999.

Quarter ending  High    Low   Close

September 30,1999 $.760  $.700  $.750
August 31, 1999  $.900  $.800  $.800
May 31, 1999  $.470  $.470  $.470
February 28,1999 $.625  $.625  $.625

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

Item 6.   Management's Discussion and Analysis or Plan of Operation

Results of Operations

Loss on operations for the Company for the year ended 1998 was $4,928,682 as compared to a loss of $1,323,831 in fiscal 1999. This is approximately a 73% decrease in losses from the prior year in the same period.  The
Company, over the next 12 months will rely primarily on funding through the sale of common stock or loans collateralized through common stock and revenues generated from the initial HNet product and services deployment.  Revenue in fiscal 1999 was $25,655 as compared to $0 in year ended November 30, 1998.  Development of HNet products will be ongoing throughout the year with some expected purchase of significant equipment in addition to an increase in the number of employees.

Liquidity and Capital Resources

As of September 30, 1999, the Company had a working capital deficit of
$2,070,784, consisting of $34,004 in current assets and $2,104,078 in current liabilities.  The Company had a working capital deficit of
$1,290,005 at year ended November 30, 1998.   The Company has incurred
operating losses in its development stage.

Management's plans for correcting these deficiencies include the future sales of the HNet product line and services and to raise capital through the issuance of common stock to assist in providing the Company with the liquidity necessary to meet operating expenses.  In the longer term, the
Company plans to achieve profitability through its operations.  The consolidated financial statements do not include any adjustments that might result from the outcome of the uncertainty.

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

Name                    Capacity                Remuneration
                                                Common Stock
Robert A. Spigno       CEO/President/COB        350,000 (1)
Lawrence P. Muirhead   CTO/Director              10,000(1998)
Melissa Weger          Corp. Administrator       0
                                /Director

1.Mr. Spigno received 260,000 shares in 1999 and 90,000 shares in
1998.

On November 15, 1999 Richard Dowler was removed from the Board of
Directors and Melissa Weger was appointed to fill his vacancy.

Item 10. Executive Compensation

Remuneration

Cash remuneration for services in all capacities rendered to the Company ended September 30, 1999 to all officers as a group was as follows:

                                                    Cash or cash equivalent
Name                          Capacity              forms of remuneration

Robert A. Spigno              CEO/President          $200,000.00
Patricia A. Spigno            Secretary/Treasurer    $100,000.00
Lawrence P. Muirhead          CTO                    $125,000.00 (1)
Melissa Weger                 Corp. Administrator    $ 30,333.00

(1) Mr. Muirhead's Employment Agreement was retroactive to August 1,
1998 and as such $50,000.00 in accrued compensation was not
reflected in the Company's financials until fiscal year 1999.

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

(1) Options do not vest until completion and deployment of a 30-unit pilot of the HNet system.

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

Item 11.  Security Ownership of Certain Beneficial Owners and Management

As of January 13, 2000, the Company had 15,609,888 outstanding shares of common stock.  Each common share entitles the holder to one vote on any matter submitted to shareholders for approval.  The Company has authorized 1,000,000 shares of Class A Preferred Stock, $1.00 par value per share, of which 100,000 shares currently are issued and outstanding.
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

Beneficial Owners             Number of         Percentage
Owning                        Shares            of common Stock
5% or more

Pacific Trade Services        1,650,000         10.5%
Braemar Management            1,500,000          9.6%
S.W. Carver Corp.             1,034,003          6.6%
Carl Attman                     753,739          4.8%

Security ownership of
Management

Robert A. Spigno  (1)           740,347          4.7%
Patricia A. Spigno(2)           201,062          1.3%
Lawrence P. Muirhead            135,000          0.8%
Melissa Weger                    44,981          0.3%

Total Directors and           1,121,390          7.2%
Officers as a whole

Class A Preferred Stock       Number of         Percentage
                              Shares            of Class A
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

Signature                   Title                    Date
/S/ Robert A. Spigno Chairman of the Board,   January 13, 2000
(Robert A. Spigno) Chief Executive Officer,
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

INDEPENDENT AUDITORS' REPORT

Board of Directors
Conectisys Corporation and Subsidiaries
Agua Dulce, California

We have audited the accompanying consolidated balance sheet of Conectisys
Corporation and Subsidiaries (a development stage company) (the "Company")
as of September 30, 1999, and the related consolidated statements of operations, changes in shareholders' equity (deficit), and cash flows for the ten month period then ended, the year ended November 30, 1998, and the cumulative period from December 1, 1990 (inception of development stage)
through September 30, 1999, except that the financial statements as of and for the period ended November 30, 1997 were audited by other auditors, whose report dated March 6, 1998 has been furnished to us, expressing a going concern uncertainty.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatements.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

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
  stock - Class B, 1,000,000 stock options
  issued and outstanding, common stock -
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
From December 1, 1990 (Inception) Through September 30, 1999

                            Ten Months                 Dec. 1, 1990
                               Ended     Year Ended    (Inception)
                          September 30,  November 30,      Through
                               1999          1998     Sept. 30, 1999
                           -----------   -----------  --------------
Net revenues               $    25,655   $       -    $      517,460

Cost of sales                   94,434           -           419,325
                           -----------   -----------  --------------
Gross profit (loss)            (68,779)          -            98,135

Operating expenses:
 General and administrative    928,186     4,198,154       9,958,492
 Bad debt write-offs               -             -         1,680,522
                           -----------   -----------  --------------
Loss from operations          (996,965)   (4,198,154)    (11,540,879)

Settled damages                 25,000           -            25,000

Interest income                    227         1,640         102,915

Interest expense               (68,960)      (40,664)       (876,657)

Write-off of
 intangible assets            (283,133)     (632,257)     (1,299,861)

Minority interest                  -         (59,247)         62,500
                           -----------   -----------  --------------
Net loss                   $(1,323,831)  $(4,928,682) $  (13,526,982)
                           ===========   ===========  ==============

Weighted average shares
 outstanding -
 basic and diluted          12,244,646     8,891,629

Net loss per share -
 basic and diluted         $      (.11)  $      (.55)
                            ===========   ===========

The accompanying notes are an integral part of these consolidated financial statements.

CONECTISYS CORORATION AND SUBSIDIARIES (A Development Stage Company)
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

On February 15, 1996, PrimeLink entered into a Joint Marketing and
Development Agreement (the "Agreement") with SkyTel Corp. pursuant to which PrimeLink agreed to customize and develop a paging
technology based receiver for use in connection with SkyTel's two-
way wireless messaging services and system (the "SkyTel Network")
and both parties agreed to assist each other in the marketing of the
Primelink product and the SkyTel Network.  The Company believes that the joint marketing of its product with the SkyTel System could have significant potential for the Company.  However, the Agreement does not require any purchases of the PrimeLink product by SkyTel, and may not necessarily result in any significant revenues for the
Company.  The Agreement is for a two-year term, and will
automatically renew for additional one-year terms until terminated by either party.

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

The acquisitions of these companies occurred in connection with the signing of the license agreements discussed in Note 8.  The Company issued a total of 700,000 shares of common stock and assumed a loan of $400,000 to acquire the licenses and the Corporations.  The only major asset acquired from PrimeLink and TechniLink was the license and technology.  The stock issued was valued at $1,750,000, the fair market value of common stock issued and is included in licenses and technology on the balance sheet.

On July 22, 1998, the Company acquired the remaining 20% interest in
TechniLink, Inc. for 50,000 shares of the Company's common stock valued at $59,247.

   Basis of presentation and going concern uncertainty

The accompanying consolidated financial statements include the transactions of Conectisys Corporation, its wholly-owned subsidiary
TechniLink, Inc., and its 80% owned subsidiary  PrimeLink, Inc.  All material intercompany transactions and balances have been eliminated in the accompanying consolidated financial statements.  Certain prior period amounts in the accompanying consolidated financial statements have been reclassified to conform to the current period's presentation.

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

   Cash and cash equivalents

Cash and cash equivalents include cash on hand and on deposit and highly liquid debt instruments with original maturities of three months or less. All funds on deposit are with one financial
institution.

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

NOTE 6.    NOTES PAYABLE

Notes payable at September 30, 1999 consisted of the following:

      Note payable to Devon
      Investment Advisors,
      unsecured, due on demand,
      interest payable at an
      annual rate of 10%                       $ 241,824

     Note payable to S.W. Carver,
      unsecured, due on demand,
      interest payable at an
  annual rate of 10%                        197,500

     Note payable to Black Dog
      Ranch LLC, unsecured,
      due on demand, interest
      payable at an annual rate
      of 18%                                       187,610
                                           ---------
 Total notes payable                        626,934
 Current portion                           (626,934)
                                                  ---------
 Long-term portion                         $     -
                                           =========

The maturity of long-term debt at September 30, 1999 was as follows:

 Year ended September 30,:  2000           $ 626,934
                            Thereafter         -
                                                 ---------
 Total notes payable                       $ 626,934
                                                 =========

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

In July, 1998, the Company issued another 425,000 shares of its common stock to two consultants for services valued at $832,868.

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

                                          Common Stock
                                          Options     Weighted
                                          and         Average
                                          Warrants    Price
                                        ---------    --------
      Balance outstanding,
      December 1, 1997                    3,869,200    $   1.42

      Canceled and expired                 (869,200)   $  (2.50)
                                          ---------
 Balance outstanding,
      November 30, 1998                   3,000,000    $   0.37

     Granted                                600,000    $   0.54 (1)
     Canceled and expired                         -            -
                                          ---------     --------
     Balance outstanding,
      September 30, 1999                  3,600,000    $   0.40
                                          =========     ========
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

NOTE 13. SUBSEQUENT EVENTS

(a) In December, 1999, the Company filed a Form S-8 registration statement for the Conectisys Corporation Non-Qualified Stock and Stock Bonus Plan (the "Plan").  The purpose of the Plan is to compensate independent consultants of the Company through the granting of non-qualified stock options (as described in
Sections 83 and 421 of the Internal Revenue Code).  Shares of
stock covered by stock options and stock bonuses shall consist of 1,000,000 shares of the common stock of the Company.  Unless amended by the Board in writing, the Plan shall terminate at midnight, January 31, 2003.  To date, 616,087 common shares
have been issued to consultants under the Plan.  116,087 of
these shares were for past services rendered and 500,000
represented retainers on new consulting contracts.

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