Form 10QSB
period 1999-12-31
CONECTISYS CORP
filed 2000-02-23
CIK 790273

  U.S. SECURITIES AND EXCHANGE COMMISSION
    Washington D.C.  20549

    FORM 10-QSB

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities
Exchange Act of 1934. For the quarterly period ended December 31, 1999.

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
 Suit 130
 Valencia, California 91355
       (Address of principal executive offices)

Issuer's telephone number: (661) 295-6763

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: None

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(b) of the Exchange Act during the past 12 months or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X]Yes[ ]No

Common Stock, issued and outstanding as of December 31, 1999: 15,609,958

PART I

Item 1.   Financial Statement

A financial statement, unaudited and included herein beginning on page
F-1 (Exhibit 99.0), is incorporated herein by this reference.

Item 2.   Management's Discussion and Analysis or Plan of Operation

Except for disclosures that report the Company' historical results, the statement set forth in this section are forward-looking statements. Actual results may differ materially from those projected in the forward-looking statements.  Additional information concerning factors that may cause actual results to differ materially from those in the forward-looking statements are in the Company's Annual Report on form 10-KSB for the fiscal year ending September 30, 1999 and in the Company's other filings with the Securities and Exchange Commission.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.  The Company assumes no obligation to update any forward-looking statements or comments on the reasons why actual results may differ therefrom.

Conectisys is the parent company of several subsidiaries including United Telemetry
Co., Inc. and eEnergyServices.com, Inc. It is a commercial telecommunications company primarily engaged in developing, manufacturing and marketing proprietary telemetry equipment for use in remote or automated meter reading (AMR) applications.

Results of operations

The Company realized a net loss from operations of $772,349 for the quarter ending
December 31, 1999. The Company for the quarter ending February 28, 1999 had a net loss from operations of $238,140. The Company had no revenue for the quarter ending
December 31, 1999 and ending February 28, 1999.

Plan of operation

Loss on operations for the Company for the quarter December 31, 1999 increased 324%
from the prior year for the same period.  These losses are attributed to the
Company's development, marketing and general expense.  The Company will, over the next 12 months, rely on additional funding through the sale of  Promissory Notes convertible to common stock and the sale of common stock.  The Company had 26,655.00 revenues in fiscal 1999.

Development of the subsidiaries' products will continue throughout the year with no expected purchase of significant equipment or plants in the near term.

Liquidity and Capital Resources

As of December 31, 1999, the Company had a negative working capital of $2,111,873 consisting of $(15,401) in current assets and $2,096,472 in current liabilities.
The Company had a negative working capital of $1,462,936 at quarter ended February
28, 1999. The Company is dependent on achieving profitable operations through the success of its subsidiaries to continue as a going concern.

The Company had total assets of $104,220 as of December 31, 1999, and total liabilities of $2,096,472.  Shareholder deficit is $1,992,252, as compared to a deficit of $930,866 fiscal quarter ended February 28, 1999.  The Company issued
1,621,596 shares of common stock for cash and services during the quarter ending
December 31, 1999.

Cash Flows

The Company had a net loss for the quarter ending December 31, 1999, of $772,348.
The cash used in operations toward this loss was $85,825.  The largest area of loss was the result of non-cash transactions to the Company. Services to the Company that were not paid with cash totaled $672,178.  The Company issued shares for
$42,920 of stock, restricted under rule 144 to finance the operating losses for the quarter ending December31, 1999.

The Company's management plans for correcting these deficiencies include the future sales of the licensed products and services. Working capital to meet the Company's operating expenses will be raised through the issuance of Promissory Notes convertible to common stock under Regulation D of Rule 506. (See Part II, Item 2 below for full description).  The Company is also planning on filing a secondary offering of its common stock for the long term funding requirements of a large-scale deployment of the HNet System. In the longer term, the Company plans to achieve profitability through the subsidiaries operations; however there are no assurances that profitability will be achieved.  The Company has experienced negative cash flow from operations since inception and expects to continue to experience negative cash flow from operations for the near term.

Effect of inflation

Inflation did not have any significant effect on the operations of the Company during the quarter ended December 31, 1999.  Further, inflation is not expected to have any significant effect on future operations of the Company.

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

PART II

Other Information

Item 1.   Legal Proceedings

On December 13, 1999 the Company and Southern Arizona Graphic Associates, Inc.
("Arizona Lithographers") settled a civil lawsuit filed on June 28, 1999 in the
Pima County, Arizona. The Company issued Arizona Lithographers 26,087 shares in exchange for certain photographic rights and reprints. The case was dismissed with prejudice on December 15, 1999.

In February 2000 Corporate Financial Enterprises, Inc. and Braemar Management
contacted the Company's legal counsel regarding Braemar's request to remove the restricted legend on 1.5 million shares of the Company's common stock currently held by Braemar Management, an affiliate (greater than 5% shareholder) of the
Company. The Company has not authorized the removal of the restriction. Braemar
Management has threatened to sue theCompany. The Company has not lifted the restriction on the common stock because it is unclear of the extent of any relationships and/or associations that may exist between certain affiliates and
Braemar Management. This disagreement may escalate into litigation in order for the Company to be able to fully ascertain the facts, determine relationships and associations, and assure that the provisions of Rule 144 have not compromised by any of the affiliates and/or parties involved. The extent of any potential monetary liability to the Company is unknown and cannot be accurately estimated at this time. Presently, a settlement, short of litigation, is unlikely.

Item 2.  Changes in Securities and Use of Proceeds

Options & Warrants Issued

On November 1, 1999 the Company issued warrants to purchase 506,500 shares of common stock at an exercise price of $2.00 per share with an expiration date of November 1,
2001.

In November 1999, the Company issued options to purchase 2,000,000 shares of the
Company's common stock to its Chief Technical Officer, pursuant to his employment agreement.  The options are exercisable through December 31, 2002 at an exercise price of $.50 per share; however, they will not vest until completion of a working
HNet pilot of 30 units or more.

In November 1999, the Company's Board of Directors awarded the Company's President and Chief Executive Officer options to acquire 500,000 shares of the Company's common stock at an exercise price of $.15 per share through December 31, 2002.  These options were awarded for past service to the Company and were valued at $125,000, which was accrued as additional compensation at the September 30, 1999 balance sheet date.

On February 2, 2000 the Company's Board of Directors issued 412,000 shares of restricted common stock for $103,000.00 in services rendered by Laurence Muirhead pursuant to his Employment Agreement and previously accrued consulting fees prior to the execution of his Employment Agreement; specifically $13,000.00 in consulting fees and $90,000 in accrued compensation  through February 1, 2000. All stock restricted and issued at $.25 per share.

Stock Subscriptions

In January 2000 the Company received $75,000.00 in three Stock Subscription Agreements for restricted common stock. The stock was sold for $.25 per share, approximately 50%
of the market price at the time of the purchase, which management believes are exempt from registration under Section 4(2) of the 1933 Securities Act.

506 Private Placement Offering For $10,000,000

On February 1, 2000 the Company began a Private Placement Offering under Regulation
D, Rule 506 for a maximum of $10,000,000 in two (2) year, 10% interest bearing
Convertible Notes.  The Notes are convertible to restricted common stock at a rate of 50% of the market price at the date of conversion. THESE NOTES WILL ONLY BE SOLD
TO ACCREDITED INVESTORS AS THE TERM IS DEFINED IN THE PRIVATE PLACE MEMORANDUM AND
RULE 501(A) OF REGULATION D PROMULGATED BY THE SECURITIES AND EXCHANGE COMMISSION
UNDER THE 1933 ACT WITH A MINIMUM INVESTMENT OF $25,000.00. The Private Placement
Memorandum is available from the Company upon request or it can be viewed in its entirety on the Company's web site www.conectisys.net.

The Company estimates the net proceeds if the Company were to sell all of 400 Notes offered by the Company to be approximately $8,700,000 after deducting commissions and other Offering expenses payable.  The Company believes that if all the Notes were sold that the net proceeds of this Offering would be sufficient to fund its plan of operation for at least the next twelve months and that, during the 12 month period following the Offering, it will not be necessary for the Company to raise additional funds to meet the expenditures required for operating its business.

Amount            Item                                         Percentage
$3,200,000         Working Capital and Operating Expenses       32.0%
$2,000,000         Equipment HNet System          20.0%
$2,000,000         Deployment HNet System           20.0%
$1,500,000         Sales, Marketing, Advertising          15.0%
$1,300,000         Commissions and Fees                         13.0%
$10,000,000    TOTAL           100%

Item 4. Submission of Matters to a Vote of Security Holders

Shareholders Meeting

The annual meeting of the shareholders of Conectisys Corporation will be held at One
World Trade Center, Long Beach, California in the 2nd Floor Auditorium on March 15,
2000, at 10:00 a.m. Details of the business to be conducted at the annual meeting are given in the Notice of Annual Meeting and Proxy Statement. The Notice and Proxy
Statement were mailed out to each shareholder of record as of February 14, 2000 and available on the Company's web site www.conectisys.net.

Item 5. Other Information

New Board Member Appointed

On November 15, 1999 Melissa Weger was appointed to the Company's Board of Directors filling the vacancy left by the resignation of Richard Dowler as a member of the Board of Directors in February 1999.

eEnergy Services Division Incorporated

The Company incorporated its division eEnergy Services on January 11, 2000. The new wholly owned subsidiary is a Nevada corporation called eEnergyServices.com, Inc. The current Board of Directors and Officers of Conectisys Corporation are also acting as
eEnergyServices.com, Inc.'s Officers and Directors.

Form S-8 Registration Filed

In December, 1999, the Company filed a Form S-8 registration statement for the
Conectisys Corporation Non-Qualified Stock and Stock Bonus Plan (the "Plan").  The
purpose of the Plan is to compensate independent consultants of the Company through the granting of non-qualified stock options (as described in Sections 83 and 421 of the Internal Revenue Code).  Shares of stock covered by stock options and stock bonuses shall consist of 1,000,000 shares of the common stock of the Company.  Unless amended by the Board in writing, the Plan shall terminate at midnight, January 31,
2003.  To date, 716,087 common shares have been issued to consultants under the Plan.
366,087 of these shares were for past services rendered and 350,000 represented retainers on new consulting contracts.

HNet Pilot Begins

On February 15, 2000 the Company successfully launched its HNet Pilot in Los Angeles,
California. Although the pilot is a small, it is a working model of the capabilities of the HNet System. The Company's much-awaited deployment of the HNet Automatic Meter
Reading (AMR) pilot demonstrates HNet's technology which acquires real time data from an electric meter, processes this data to show power usage and cost, and can display this information via the Internet. Ultimately, the HNet System will be capable of preparing bills and real-time power usage summaries suitable for power purchasing.
The Company plans a demonstration of the HNet System at work at its eEnergyServices.com web site starting on March 6, 2000. www.eEnergyServices.com  Additionally, the Company
has engineered a portable HNet System in a case that is capable of demonstrating the
HNet System anywhere in the country from the street to a utility company's boardroom or corporate facility.

Item 13.  Exhibits and Reports on Form 8-K

     (a) Exhibit

99.0   Financial Statement (Unaudited)

     (b) During the Registrant's fiscal quarter ending December 31, 1999, the registrant filed the following current reports on Form 8-K:

      November 15 & November 24, 1999

 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the
Registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.

           CONECTISYS CORPORATION

Date: February 23, 2000                 By  /S/ Robert A. Spigno
           Robert A. Spigno, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                      Title        Date

/S/ Robert A. Spigno        Chairman of the Board,       February 23, 2000
(Robert A. Spigno)             Chief Executive Officer

Exhibit 99.0

     CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
    CONSOLIDATED BALANCE SHEET
        December 31, 1999

                                             Dec. 31,    Feb. 28,    Sep. 30,
                                               1999        1998        1999
                                            Unaudited   Unaudited    Audited

ASSETS

Current assets:
 Cash and cash equivalents                  (15,401)     26,584      27,004
 Accounts receivable, net of
  allowance for doubtful accounts
  of $0 for 1999 and $0 for 1998                  0           0           0
Total current assets                        (15,401)     26,584      27,004

Property and equipment, net                  82,621     133,181      95,072

Licenses and technology, net of
 accumulated amortization of
 of $391,478 for  Dec. 31, 1999
 and $49,173 for Feb 28, 1999                30,000     372,305      40,000

Deposits                                      7,000           0       7,000

Total assets                                104,220     532,070     169,076

LIABILITIES

Current liabilities:
 Notes payable and
  current portion of
  long-term debt
    Related                                 197,500     120,000     397,500
    Other                                   416,434     438,221     429,434
 Accounts payable                           423,060     333,574     262,341
 Accrued compensation                       731,336     466,901     887,383
 Due to officer                             146,695           0     133,195
 Other current liabilities                  181,447     104,240     194,225

Total current liabilities                 2,096,472   1,462,936   2,104,078

Total liabilities                         2,096,472   1,462,936   2,104,078

SHAREHOLDERS' EQUITY (DEFICIT)

Preferred stock - Class A, $1.00 par value;
 1,000,000 shares authorized,
 80,500 shares issued and
 outstanding                                120,020      80,500     120,020

Convertible preferred stock - Class B,
 $1.00 par value; 1,000,000
 shares authorized, -0- shares
 issued and outstanding                      250,000           0     250,000
Common stock, no par value;
 250,000,000 shares authorized,
 15,609,958 for Dec. 31, 1999 and
 13,491,892 for Feb 28, 1998 shares
 issued and outstanding                   13,014,799  12,507,668  12,299,702

Accumulated deficit                      (15,377,071)(13,519,034)(14,604,724)

Total shareholders' deficit               (1,992,252)   (930,866) (1,935,002)

Total liabilities and
 shareholders' deficit                       104,220     532,070     169,076

    CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
    CONSOLIDATED STATEMENTS OF OPERATIONS
 For the Three Months Ended December 31, 1999, February 28, 1999
    and the Cumulative Period
  From December 1, 1990 (Inception) Through December 31, 1999

                                                                  Dec. 1, 1990
                                                  Three Months     (Inception)
                                              Dec. 31,     Feb 28,     Dec. 31,
                                                1999        1999         1999
                                              Unaudited   Unaudited   Unaudited

Net revenues                                       0           0     517,460
Cost of sales                                 17,536      51,357     436,861
  Gross profit (loss)                        (17,536)    (51,357)     80,599

Operating expenses:
 General and administrative                  754,813     186,783  10,713,305

 Bad debt write-offs                               0           0   1,680,522

Loss from operations                        (772,349)   (238,140)(12,313,228)

Non-operating income (expenses)                    1           0  (1,986,102)

Minority interest                                  0           0     (62,500)

Net loss                                    (772,348)   (238,140)(14,361,830)

Weighted average shares
 outstanding -
 basic and diluted                        16,091,274  13,474,712

Net loss per share -
 basic and diluted                              (.05)      (0.02)

 CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
 CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
  For the Cumulative Period December 1, 1990 (Inception) Through December 31, 1999

                                  Preferred Stock              Common Stock                         Total
                                   Class A and B               No Par Value        Accumulated  Shareholders'
                                Shares       Value          Shares       Value       Deficit   Equity (Deficit)

Balance,
 December 1, 1990
(re-entry
  development stage)                 0           0          10,609    1,042,140   (1,042,140)            0

Shares issued in exchange for:
 Cash, May 31, 1993                  0           0           1,000        1,000            0         1,000
 Capital contribution,
  May 31, 1993                       0           0           2,000          515            0           515
 Services, March 26, 1993            0           0           2,000          500            0           500
 Services, March 26, 1993            0           0           1,200          600            0           600
Net loss for the year                0           0               0            0       (5,459)       (5,459)

Balance,
 November 30, 1993                   0           0          16,809    1,044,755   (1,047,599)       (2,844)

Shares issued in exchange for:
 Services, May 1, 1994               0           0           2,400        3,000            0         3,000
 Cash, September 1, 1994             0           0          17,771       23,655            0        23,655
 Services, September 15, 1994        0           0           8,700       11,614            0        11,614
 Cash, September 26, 1994            0           0           3,000       15,000            0        15,000
 Cash, October 6, 1994          16,345(A)   16,345               0            0            0        16,345
 Cash, September and October,
  1994                               0            0          1,320       33,000            0        33,000
Net loss for the year                0            0              0            0      (32,544)      (32,544)

Balance,
 November 30, 1994              16,345       16,345         50,000    1,131,024   (1,080,143)       67,226

 CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
  CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
   For the Cumulative Period December 1, 1990 (Inception) Through December 31, 1999

                                  Preferred Stock              Common Stock                         Total
                                   Class A and B          No Par Value           Accumulated  Shareholders'
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

 CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
  CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
   For the Cumulative Period December 1, 1990 (Inception) Through December 31, 1999

                                  Preferred Stock         Common Stock                            Total
                                   Class A and B          No Par Value           Accumulated  Shareholders'
                                  Shares    Value       Shares       Value         Deficit   Equity (Deficit)

 Shares returned and canceled,
  March, 1996                        0    0       0        (15,000)           0          0    $           0
 Services, April, 1996               0            0             13        2,069          0            2,069
 Services, September, 1996       4,155(A)     4,155            586       36,317          0           40,472
 Services, October, 1996             0            0          6,540      327,000          0          327,000
 Debt repayment, November, 1996      0            0          2,350       64,330          0           64,330
Net loss for the year                0            0              0            0 (2,238,933)      (2,238,933)

Balance,
 November 30, 1996              20,500       20,500        138,786    6,457,221 (5,612,943)         864,778

Shares issued in exchange for:
 Services, March, 1997               0            0            228        6,879          0            6,879
 Services, April, 1997               0            0            800       13,120          0           13,120
 Services, July, 1997                0            0          1,500       16,200          0           16,200
 Cash, July, 1997                    0            0         15,000      300,000          0          300,000
 Services, August, 1997              0            0          5,958       56,000          0           56,000
Adjustment for partial shares due
 to reverse stock split (1:20)       0            0            113            0          0                0
 Services, October, 1997             0            0      1,469,666      587,865          0          587,865
 Debt repayment, October, 1997       0            0      1,540,267      620,507          0          620,507
 Cash, October, 1997                 0            0      1,500,000      281,250          0          281,250
 Services, November, 1997            0            0          4,950       10,538          0           10,538
Net loss for the year                0            0              0            0 (2,739,268)      (2,739,268)

Balance,
 November 30, 1997                   0       20,500      4,677,268    8,349,580 (8,352,211)          17,869

 CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
  CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
   For the Cumulative Period December 1, 1990 (Inception) Through December 31, 1999

                                  Preferred Stock         Common Stock                            Total
                                   Class A and B          No Par Value           Accumulated  Shareholders'
                                  Shares    Value       Shares       Value         Deficit   Equity (Deficit)

Shares issued in exchange for:
 Services, December, 1997
  through November, 1998             0            0      2,551,610    2,338,264          0        2,338,264
 Debt repayment, April, 1998
  through September, 1998            0            0        250,000      129,960          0          129,960
 Cash, January, 1998 through
  July, 1998                         0            0      4,833,334    1,139,218          0        1,139,218
 Acquisition of assets,
  July, 1998                         0            0        300,000      421,478          0          421,478
 Acquisition of 20% minority
  interest in subsidiary,
  July, 1998                         0            0         50,000       59,247          0           59,247
 Services, November, 1998       60,000(A)    60,000              0            0          0           60,000
Net loss for the year                0            0              0            0 (4,928,682)      (4,928,682)

Balance,
 November 30, 1998              80,500       80,500     12,662,212   12,437,747 (13,280,893)       (762,646)

Shares issued in exchange for:
 Shares returned and canceled,
  December, 1998                     0            0     (1,350,000)    (814,536)                   (814,536)
 Services, December, 1998
  through September, 1999            0            0        560,029      349,454                     349,454
 Cash, December, 1998
  through September, 1999            0            0      1,155,800      129,537                     129,537
 Debt repayment, Sept., 1999    39,520(A)    39,520        960,321      197,500                     237,020
Services, December, 1998
  through September, 1999      150,000(B)   150,000(B)           0            0                     150,000
Debt repayment, Sept., 1999    100,000(A)   100,000              0            0                     100,000

Net loss for the period              0            0              0            0     (1,323,831)  (1,323,831)

Balance,
 September 30, 1999            370,020  $   370,020     13,988,362  $12,299,702   $(14,604,724) $(1,935,002)

 CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
  CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
   For the Cumulative Period December 1, 1990 (Inception) Through December 31, 1999

                                  Preferred Stock         Common Stock                            Total
                                   Class A and B          No Par Value           Accumulated  Shareholders'
                                  Shares    Value       Shares       Value         Deficit   Equity (Deficit)

Shares issued in exchange for:
Services, October, 1999
  through December, 1999             0            0      1,400,396      672,178                     672,178
 Cash, October, 1999
  through December, 1999             0            0        221,200       42,920                      42,920

Net loss for the period              0            0              0            0       (772,348)    (772,348)

Balance,
 December 31, 1999             370,020  $   370,020     15,609,958  $13,014,799      $(772,348) $(1,992,252)

 CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
          CONSOLIDATED STATEMENTS OF CASH FLOWS
       For the Three Months Ended December 31, 1999, February 28, 1999
         and the Cumulative Period
         From December 1, 1990 (Inception) Through December 31, 1999

                                                                  Dec. 1, 1990
                                                  Three Months     (Inception)
                                              Dec. 31,     Feb 28,     Dec. 31,
                                                1999        1999         1999
                                             Unaudited   Unaudited    Unaudited

Cash flows from operating activities:
Net loss                                   (772,348)   (238,140)(14,299,330)

Adjustments to reconcile
 net loss to net cash used
 in operating activities:
  Stock issued for services                 672,178      19,920   4,819,556
  Stock issued for interest                       0           0     535,591
  Provision for bad debt
   write-offs                                     0           0   1,422,401
  Minority interest                               0           0     (62,500)
  Write-off of intangible
   assets                                         0           0   1,299,861
  Depreciation and
    amortization                             22,451      34,131   1,546,338
  Settlements                                     0           0     (25,000)
  Accounts receivable                             0           0      (4,201)
  Accrued interest
    receivable                                    0           0     (95,700)
  Deposits                                        0           0      (7,000)
  Accounts payable                          160,719      58,137     423,060
(  Accrued compensation                    (156,047)     (4,564)    793,858
  Due to officer                                  0           0     555,193
  Other current liabilities                 (12,778)     (4,611)    346,112

Net cash used in
 operating activities                       (85,825)   (135,127) (2,751,761)

Cash flows from investing
 activities:
  Issuance of
   notes receivable                                0           0  (1,322,500)

  Costs of licenses
   and technology                                  0           0     (94,058)
  Purchase of equipment                            0     (12,254)   (136,175)

Net cash used in
 investing activities                              0     (12,254) (1,552,733)

Cash flows from financing
 activities:
  Common stock issuance                       42,920      50,000   2,172,330
  Preferred stock issuance                         0           0      16,345
  Proceeds from debt, other                        0           0   1,670,691
  Proceeds from debt, related                    500     120,000     207,044
  Proceeds from stock purchase                     0           0     281,250
  Payments on debt, other                          0      (1,769)    (25,910)
  Payments on debt, related                        0           0     (53,172)
  Decrease in stock
   subscription receivable                         0           0      20,000
  Contributed capital                              0           0         515

Net cash provided by
 financing activities                         43,420     168,231   4,289,093

Net increase (decrease) in
 cash and cash equivalents                   (42,405)     20,850     (15,401)

Cash and cash equivalents
 at beginning of period                       27,004       5,734           0

Cash and cash equivalents
 at end of period                            (15,401)     26,584     (15,401)

 CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
         CONSOLIDATED STATEMENTS OF CASH FLOWS
   For the Three Months Ended December 31, 1999, February 28, 1999
     and the Cumulative Period
           From December 1, 1990 (Inception) Through December 31, 1999

                                                                  Dec. 1, 1990
                                                  Three Months     (Inception)
                                              Dec. 31,     Feb 28,     Dec. 31,
                                                1999        1999         1999
                                             Unaudited   Unaudited   Unaudited

Supplemental disclosures of
 cash flow information:

 Cash paid for interest                            0         92      130,917

 Cash paid for income taxes                        0          0        1,650

Non-cash financing activities:

 Common stock issued
  in exchange for:
  Note receivable                                  0           0     281,250
  Property and equipment                           0           0     130,931
  Licenses and technology                          0           0   2,191,478
  Repayment of debt and
   interest                                        0           0   1,804,795
  Services and interest                      672,178      19,920   5,641,370

 CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    December 31, 1999

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

Effective December 1, 1994, the Company also agreed to acquire all of the outstanding shares of Creative Image Products, Inc. ("CIPI") in exchange for
575,000 shares of its no par value common stock.  The shares were issued in
February of 1995.  The shares issued by the Company were "restricted securities" within the meaning of Rule 144 of the Securities Act of 1933, as amended.  Accordingly, CIPI was a wholly-owned subsidiary of the Company as of December 1, 1994.  CIPI was formed in the state of Kansas on April 29,
1994 and is engaged in the insecticide business and, through its wholly-owned subsidiary, ADA Signature Distributors, Inc., the sign manufacturing business.  During 1995, the Company'sonly operations consisted of CIPI's manufacturing of organic insecticides prior to its disposal.  On September
28, 1995, the Company entered into an agreement to unwind the acquisition of
CIPI.  CIPI issued a promissory note to the Company in the amount of
$1,302,500 to reimburse the Company for cash advances.  In accordance with the agreement, the shares issued to CIPI were exchanged for all shares issued to the Company.  The shares outstanding carry no value on the financial statements.  In 1997, the Company wrote-off this note receivable as it was deemed uncollectible.

 CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            December 31, 1999

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

The acquisitions of these companies occurred in connection with the signing of the license agreements discussed in Note 8.  The Company issued a total of
700,000 shares of common stock and assumed a loan of $400,000 to acquire the licenses and the Corporations.  The only major asset acquired from PrimeLink and TechniLink was the license and technology.  The stock issued wasvalued at
$1,750,000, the fair market value of common stock issued, and is included in licenses and technology on the balance sheet.

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

 CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           December 31, 1999

Basis of presentation and going concern uncertainty
 (continued)

As of December 31, 1999, the Company had a deficiency in working capital of approximately $2,000,000, and had incurred continual operating losses since its return to the development stage ($1.8 million in 1996, $2.3 million in
1997, $4.2 million in 1998, $1.0 million in 1999 (ten months) and 0.8 million for the three months ended December 31, 1999), which raise substantial doubt about the Company's ability to continue as a going concern.

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

Since the fair value is estimated at December 31, 1999, the amounts that will actually be realized or paid at settlement of the instruments could be significantly different.

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
       December 31, 1999

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

 CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      December 31, 1999

Accounting for stock-based compensation

Statement of Financial Accounting Standards No. 123, "Accounting for Stock-
based Compensation" (SFAS No. 123) establishes a fair value method of accounting for stock-based compensation plans and for transactions in which an entity acquires goods or services from non-employees in exchange for equity instruments.  The Company adopted this accounting standard on January
1, 1996.  SFAS No. 123 also encourages, but does not require, companies to record compensation cost for stock-based employee compensation.  The Company has chosen to account for stock-based compensation utilizing the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25,
"Accounting for Stock Issued to Employees."  Accordingly, compensation cost for stock options is measured as the excess, if any, of the fair market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock.  Also, in accordance with SFAS No. 123, the Company has provided footnote disclosures with respect to stock-based employee compensation.  The cost of stock-based compensation is measured at the grant date on the value of the award, and this cost is then recognized as compensation expense over the service period.  The value of the stock-based award is determined using a pricing model whereby compensation cost is the excess of the fair market value of the stock as determined by the model at the grant date or other measurement date over the amount an employee must pay to acquire the stock.

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
       December 31, 1999

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

NOTE 2. RELATED PARTY TRANSACTIONS

The Company leases office space from S.W. Carver Corporation, a company owned by a major shareholder of the Company.  The lease is for a period of twelve months, renewable annually in April at the option of the lessee.  Effective
April, 1998, the monthly rent was increased from $2,000 to $2,500.  Lease expense for the three month period ended December 31, 1999 and the ten months ended September 30, 1999 was $7,500 and $25,000, respectively.

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

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1999

NOTE 4.    PROPERTY AND EQUIPMENT

Property and equipment at December 31, 1999 consisted of the following:

Office equipment                             $   217,388
Furniture and fixtures                            16,609
Vehicles                                          35,362
                                             -----------
Total cost                                       269,359
Accumulated depreciation                        (186,738)
                                             -----------
Net book value                               $    82,621
                                             ===========

NOTE 5.    DUE TO OFFICER

During the ten month period ended September 30, 1999, the Company received cash advances from its president totaling $555,193.  At December 31, 1999,
$197,500 of these advances was exchanged for the assumption of a promissory note to S.W. Carver, due on demand (and in no event later than October 1,
2000) at an annual interest rate of 10%, and another $287,020 of these advances was exchanged for equity.  Also at December 31, 1999, $62,522 in accrued compensation was transferred to the advance account, resulting in a balance of $133,195.  This balance was converted into a promissory  note due on demand (and in no event later than October 1, 2000) at an annual interest rate of 10%.

NOTE 6.    NOTES PAYABLE

Notes payable at December 31, 1999 consisted of the following:

      Note payable to Devon
      Investment Advisors,
      unsecured, due on demand,
      interest payable at an
      annual rate of 10%                           $ 241,824

     Note payable to Black Dog
      Ranch LLC, unsecured,
      due on demand, interest
      payable at an annual rate
      of 18%                                        $ 174,610
                                             ---------
 Total notes payable                           416,434
 Current portion                              (416,434)
                                                    ---------
 Long-term portion                            $     -
                                                    =========

 CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          December 31, 1999

NOTE 6.    NOTES PAYABLE (continued)

The maturity of long-term debt at December 31, 1999 was as follows:

 Year ended September 30,:      2000           $ 416,434
                                Thereafter            -
                                                     ---------
      Total notes payable                             $ 416,434
                                                     =========

NOTE 7. SHAREHOLDERS' EQUITY (DEFICIT)

The Company is authorized to issue 50,000,000 shares of $1.00 par value preferred stock, no liquidation preference.  One million of
the preferred shares are designated as Class A preferred shares which have super voting power wherein each share receives 100 votes and has anti-
dilution rights.  One million of the preferred shares are designated as Class
B preferred shares which have conversion rights wherein each share may be converted into ten shares of common stock.

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
           December 31, 1999

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
       December 31, 1999

NOTE 7. SHAREHOLDERS' EQUITY (DEFICIT) (continued)

In September, 1999, the Company issued options to purchase 600,000 shares of the Company's common stock (500,000 options to its president and 100,000 options to an employee) valued at $150,000.

In October, 1999, the Company placed 221,200 shares of the Company stock for sale for $49,920.

In November, 1999, the Company issued 100,000 shares of the Company's stock valued at $50,000 for accounting services rendered.

In December, 1999, the Company issued 40,000 shares of the Company's stock valued at $30,000 for accounting services rendered.

In December, 1999, the Company issued 815,000 shares of the Company's stock valued at $334,177 for consulting services rendered.

In December, 1999, the Company issued 139,770 shares of the Company's stock valued at $80,000 for bonuses owed to the Secretary of the Company

In December, 1999, the Company issued 279,539 shares of the Company's stock valued at $160,000 for bonuses owed to the President of the Company.

In December, 1999, the Company issued 26,087 shares of the Company's stock valued at $18,000 for advertising and promotional brochures.

NOTE 8.   INCOME TAXES

Deferred income taxes consisted of the following at December 31, 1999:

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
           December 31, 1999

NOTE 9. COMMITMENTS AND CONTINGENCIES

Employment agreements

The Company has entered into six employment agreements with key
Individuals, the terms of the agreements are as follows:

1) The President and CEO of PrimeLink entered into an agreement dated
September 15, 1995 for a period of three years.  This agreement, along with his royalty agreement, were mutually terminated.  The separation agreement, as of October 31, 1997, called for a settlement of $12,000 to be paid $1,000 monthly for the following twelve months.  As of
December 31, 1999, $4,000 remained unpaid.

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
The employee shallfurther receive a bonus, paid at year-end, equal to 50% of the employee's salary, for continued employment.  The staying bonus shall be compensated for with the Company's restricted common stock.  He is also granted an option to purchase up to 500,000 shares of the Company's restricted common stock at a price equal to 50% of the average market value at the date of purchase.  Effective February, 1999, he resigned from the Company.

 CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           December 31, 1999

NOTE 9. COMMITMENTS AND CONTINGENCIES

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
        December 31, 1999

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
       December 31, 1999
Litigation (continued)

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

NOTE 10. MAJOR CUSTOMERS

The Company, as a development stage enterprise, had no revenue during the three months ended December 31, 1999.  The Company had limited revenues during the ten months ended September 30, 1999.

NOTE 11. STOCK OPTIONS

During the ten months ended September 30, 1999, the Company issued to a note holder options to purchase 500,000 shares of the Company's Class B preferred stock at an exercise price of $5.00 per share.  As consideration, the Company reduced the debt by $50,000 and received an extension of time to pay-off its promissory note.  The Company also issued to its president options to purchase another 500,000 shares of the Company's Class B preferred stock at an exercise price of $5.00 per share in exchange for a reduction in debt of
$50,000.  Total consideration received on the above issued options, as evidenced by debt reduction, was $100,000.  These options can be exercised between November 1, 1999 and November 1, 2002.

The Company's president currently owns 120,020 of the Company's Class A
Preferred Stock, and has options to purchase another 29,980 shares for $1.00 per share through June 16, 2001.

The pro forma information required by SFAS No. 123 is not included as there were no common stock options granted during the three months ended December
31, 1999, and the disclosure for the 600,000 common stock options issued during the ten month period ended September 30, 1999 would not be materially different from the amounts and disclosures already presented.  During this period, 500,000 common stock options were issued to the Company's president and another 100,000 common stock options were issued to an employee.  These options are all exercisable at a cost of 50% of the average market value of the Company's stock during the prior 30 days of trading before exercise, with the president's options remaining open for a period of six years (including a three year option to renew) and the employee's options remaining open for a period of four years (including a two year option to renew).

 CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            December 31, 1999

NOTE 11. STOCK OPTIONS (continued)

The Company has granted various common stock options and warrants to employees; the options and warrants were granted at approximately the fair market value at the date of grant and vested immediately.  The common stock option was as follows:
                                     Common Stock
                                        Options     Weighted
                                          and        Average
                                        Warrants      Price
                                       ---------   --------
     Balance outstanding,
     December 1, 1997                 3,869,200    $   1.42

     Canceled and expired              (869,200)   $  (2.50)
                                      ---------    --------
     Balance outstanding,
     November 30, 1998                3,000,000    $    .37

     Granted                            600,000    $   0.54 (1)
     Canceled and expired                   -             -
                                      ---------    --------
     Balance outstanding,
     December 31, 1999                3,600,000    $   0.40
                                      =========    ========
      (1) Floating strike price

The following table summarizes information about common stock options at
December 31, 1999:
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
             December 31, 1999

The Year 2000 issue has an impact on both information technology
("IT") systems and non-IT systems, such as the Company's physical facilities including, but not limited to, security systems and utilities.
Management believes that the Company's IT systems are Year 2000 ready.
The Company has replaced or upgraded those systems that have been identified asnon-Year 2000 compliant.  Non-IT system issues are more difficult to identify and resolve.  The Company has actively identified non-IT Year 2000 issues concerning its products and services, as well as its physical facility locations.  Management has formulated the necessary actions to ensure minimal disruption to its business processes.  The costs were immaterial (i.e., less than $5,000) to its financial position and results of operations.

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