Form 10-Q
period 2000-03-31
CONECTISYS CORP
filed 2000-05-12
CIK 790273

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington D.C.  20549

FORM 10-QSB

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934.For the quarterly period ended March 31, 2000.

[ ] Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934
 [no fee required]

Commission File Number 33-3560D

CONECTISYS CORP.
(Name of small business issuer in its charter)

Colorado						84-1017107
(state or other jurisdiction			(I.R.S. Employer
Incorporation or Organization)		Identification No.)

24730 Avenue Tibbitts
Suite 130
Valencia, California 91355
(Address of principal executive offices)

Issuer's telephone number: (661) 295-6763

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: None

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(b) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: [X]Yes[ ]No

Common Stock, issued and outstanding as of March 31, 2000:
17,563,347


PART I

Item 1.   Financial Statement

A financial statement, unaudited and included herein beginning on page F-1 (Exhibit 99.0), is incorporated herein by this reference.


Item 2.   Management's Discussion and Analysis or Plan of Operation

Except for disclosures that report the Company's historical results, the statements set forth in this section are forward-looking statements. Actual results may differ materially from those projected in the forward-looking statements. Additional information concerning factors that may cause actual results to differ materially from those in the forward-looking statements are in the Company's Annual Report on form 10-KSB for the fiscal year ending September 30, 1999 and in the Company's other filings with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company assumes no obligation to update any forward-looking statements or comments on the reasons why actual results may differ therefrom.

Conectisys is the parent company of two subsidiaries; United Telemetry Co., Inc. and eEnergyServices.com, Inc. It is a commercial telecommunications company primarily engaged in developing, manufacturing and marketing proprietary telemetry equipment for use in remote or automated meter reading (AMR) applications.


Results of operations

The Company realized a net loss from operations of $1,682,510 for the 2nd quarter ending March 31, 2000. The Company for the 2nd quarter ending May 31, 1999 had a net loss from operations of $634,805. The Company had no revenue for the quarter ending March 31, 2000 and $25,655 for the 2nd Quarter ending May 31, 1999.


Plan of operation

Loss on operations for the Company for the quarter March 31, 2000 increased 265% from the prior year for the same period. These losses are attributed to the Company's development, marketing and general expenses. The Company will, over the next 12 months, rely on additional funding through the sale of common stock. The Company had 26,655.00 revenues in fiscal 1999.


Liquidity and Capital Resources

As of March 31, 2000, the Company had a negative working capital of $1,719,105 consisting of $290,528 in current assets and $2,009,633 in current liabilities. The Company had a negative working capital of $1,759,529 at quarter ended May 31, 1999. The Company is dependent on achieving profitable operations through the success of its subsidiaries to continue as a going concern.

The Company had total assets of $379,793 as of March 31, 2000, and total liabilities of $2,009,633. Shareholder deficit is $1,629,840, as compared to a deficit of $1,288,173 fiscal 2nd quarter ended May 31, 2000. The Company issued 1,939,672 shares of common stock for cash and services during the 2nd quarter ending March 31, 2000.


Cash Flows

The Company had a net loss for the 2nd quarter ending March 31, 2000 of $1,682,510. The cash used in operations toward this loss was $486,482. The largest area of loss was the result of non-cash transactions to the Company. Services to the Company that were not paid with cash totaled $1,458,784. The Company issued shares for $528,888 of stock restricted under rule 144 and incurred $232,000 in debt to finance the operating losses for the quarter ending March 31, 2000.

The Company's management plans for correcting these deficiencies include the future sales of the licensed products and services. Working capital to meet the Company's operating expenses will be raised through a secondary offering of the Company's Common Stock expected to be filed with the United States Securities & Exchange Commission this fiscal year. The Company filing of a secondary offering of its common stock is for the long term funding requirements of a large-scale deployment of the HNet System. In the longer term, the Company plans to achieve profitability through the subsidiaries operations; however there are no assurances that profitability will be achieved. The Company has experienced negative cash flow from operations since inception and expects to continue to experience negative cash flow from operations for the near term.


Effect of inflation

Inflation did not have any significant effect on the operations of the Company during the quarter ended March 31, 2000. Further, inflation is not expected to have any significant effect on future operations of the Company.


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


PART II

Other Information

Item 1.   Legal Proceedings
On February 23, 2000 in the Company's 10-QSB for the first quarter 2000, the Company disclosed that a disagreement existed between Braemar Management, Ltd. and the Company regarding the removal of certain restrictions on their stock, which they had purchased over two (2) years ago, may escalate into litigation between the parties. On March 13, 2000 the parties settled the disagreement and pursuant to a formal agreement between Braemar Management, Ltd. and Conectisys Corporation the restriction on Braemar's 1.5 million shares were removed as follows:
600,000 shares on March 13, 2000; 600,000 shares on April 10, 2000, and
300,000 on April 20, 2000.


Item 2.  Changes in Securities and Use of Proceeds

Options & Warrants Issued

On March 6, 2000 the Company issued warrants to purchase 563,500 shares of common stock at an exercise price of $2.00 per share with an expiration date of March 1, 2003.

Additionally, a 250,000 share Performance Award Option at an exercise price of $.50 per share, with an expiration date of July 15, 2000 was issued. The Performance Award Option was to a Consultant and all of the 250,000-share option was exercised during the 2nd quarter ending March 31, 2000 resulting in $125,000.00 in cash to the Company. (See also
Item 5 below).


Stock Subscriptions

In January 2000 the Company received $75,000.00 in three Stock
Subscription Agreements for restricted common stock. The stock was sold for $.25 per share, approximately 50% of the market price at the time of the purchase, which management believes are exempt from registration under 4(2) of the 1933 Securities Act.

On February 2, 2000 the Company's Board of Directors issued 412,000 shares of restricted common stock for $103,000.00 in services rendered by Lawrence Muirhead pursuant to his Employment Agreement and previously accrued consulting fees prior to the execution of his Employment Agreement; specifically $13,000.00 in consulting fees and $90,000 in accrued compensation through February 1, 2000. All stock is restricted and issued at $.25 per share.

On February 22, 2000 the Company's Board of Directors issued 100,000 shares of restricted common stock for $86,00.00 for all past services to the Company's former CFO, Richard Dowler.

On March 6, 2000 the Company's Board of Directors issued 135,000 shares of restricted common stock for $89,041.00 in cash to its CTO, Lawrence Muirhead.


506 Private Placement Offering

On February 1, 2000 the Company began a Private Placement Offering under Regulation D, Rule 506 in two (2) year, 10% interest bearing Convertible Notes. The Notes are convertible to restricted common stock at a rate of 50% of the market price at the date of conversion. THESE NOTES WILL ONLY BE SOLD TO ACCREDITED INVESTORS AS THE TERM IS DEFINED IN THE PRIVATE PLACEMENT MEMORANDUM AND RULE 501(A) OF REGULATION D PROMULGATED BY THE SECURITIES AND EXCHANGE COMMISSION UNDER THE 1933 ACT WITH A MINIMUM INVESTMENT OF $25,000.00. The Private Placement Memorandum is available from the Company upon request or it can be viewed in its entirety on the Company's web site www.conectisys.net.

The Company has sold $195,000.00 in Promissory Notes. $120,000.00 have been converted to the Company's restricted common stock at the rate of $.598/share. Three (3) Promissory Notes are still outstanding in the aggregate amount of $75,000.00.


Item 4. Submission of Matters to a Vote of Security Holders

Shareholders Meeting

The annual meeting of the shareholders of Conectisys Corporation was held at One World Trade Center, Long Beach, California in the 2nd Floor Auditorium on March 15, 2000, at 10:00 a.m. Pursuant to a vote of the shareholders of the Corporation at the Annual Meeting the current Board of Directors were elected for another term, until the Annual Meeting of the Shareholders expected in March 2001.


Report of Annual Shareholders Meeting

March 15, 2000
World Trade Center
2nd Floor Auditorium
Long Beach, California

Meeting Called to Order

A quorum was present:

Record holders of the Common stock as of February 14, 2000 (the "Record Date") were entitled to vote at the Meeting. As of the Record date, there were 15,609,888 shares of Common Stock issued and outstanding. Holders of the Common Stock on the Record Date are entitled to one vote for each share held as of the Record Date. The presence, in person or by proxy, of holders of at least a majority of the outstanding Common Stock entitled to vote at the Meeting constituted a quorum for the transaction of business as indicated in the following table:

Needed for Quorum								   7,804,944

Proxy Votes Received by Mail for current Board of Directors	   6,471,000

Shares/Votes Held by Board of Directors & Officers of Conectisys

Robert A. Spigno								     740,347
Patricia A. Spigno							     201,062
Lawrence P. Muirhead							     135,000
Melissa Weger									44,981
									    --------------
Total Directors and Officers as a whole	 			   1,121,390

S.W. Carver Corp.					  			   1,034,000

Total Towards Quorum							   8,626,390


Class A Preferred Stock

Number of Shares
Robert A. Spigno						   120,020 x 100 votes =
									 12,002,000


Vote on Board of Directors Nominees:
Robert Spigno
Lawrence Muirhead
Melissa Weger

The Board of Directors received 20,628,390 out of 27,611,888 possible votes for retention of the current Board of Directors. (74.7%). The Board of Directors was elected until the next annual meeting of shareholders.


Item 5. Other Information

eEnergyServices Division Incorporated

On January 11, 2000 the Company incorporated its division eEnergy Services. The new, wholly owned subsidiary is a Nevada corporation called eEnergyServices.com, Inc. The current Board of Directors of Conectisys Corporation is also acting as eEnergyServices.com, Inc.'s Directors with Robert A. Spigno as President, Melissa Weger as Treasurer and Patricia A. Spigno as Secretary.

Conectisys is the parent company of two subsidiaries, United Telemetry Co., Inc. and eEnergyServices.com., Inc. During the current 2nd quarter, the Company consolidated the business enterprises of Primelink, Inc. and United Telemetry Co., Inc. with all operations now being conducted under United Telemetry Co., Inc. The Company further consolidated the operations of Technilink Technology Manufacturing, Inc. into eEnergyServices.com. The Company believes this will streamline operations and allow for further delineation of its intra-company operational tasks and better public understanding of the Company. Conectisys and its subsidiaries have developed systems and products for the wireless telemetry markets with a focus on several specific communication technologies.

In furtherance of this consolidation, on March 15, 2000, after unanimous approval of the shareholders at their respective Annual Meetings, the Company officially dissolved its two older subsidiaries, Technilink Technology Manufacturing, Inc. and Primelink, Inc. as corporations.


Form S-8 Registration Filed

In December, 1999, the Company filed a Form S-8 registration statement for the Conectisys Corporation Non-Qualified Stock and Stock Bonus Plan (the "Plan"). The purpose of the Plan is to compensate independent consultants of the Company through the granting of non-qualified stock options (as described in Sections 83 and 421 of the Internal Revenue
Code). Shares of stock covered by stock options and stock bonuses consist of 1,000,000 shares of the common stock of the Company. The entire registration has been filled. 600,000 shares were issued to consultants under the Plan for past services rendered, 150,000 represented retainers on ongoing consulting contracts, and 250,000 shares were issued at $.50 per share pursuant to a Performance Award Option to a Consultant. The entire 250,000-share option was exercised during the 2nd quarter ending March 31, 2000 resulting in $125,000.00 in cash to the Company.


HNet 1st Generation Pilot

On February 15, 2000 the Company successfully launched its HNet Pilot in Los Angeles, California. Although the initial pilot is small, it is a working model of the capabilities of the HNet System. The Company's much-awaited deployment of the HNet Automatic Meter Reading (AMR) pilot demonstrates HNet's technology which acquires real time data1 from an electric meter, processes this data to show power usage and cost, and can display this information via the Internet. Ultimately, the HNet System will be capable of preparing bills and real-time power usage summaries suitable for power purchasing.

Based upon HNet's initial pilot success in proving the HNet System as a viable system of administration and reporting for the AMR market place, the Company is expecting to release a larger and more substantial 2nd-generation pilot by July 2000. Additionally, the Company has engineered a portable HNet System that is capable of demonstrating the HNet System anywhere in the country from the street to a utility company's boardroom or corporate facility.


Item 13.  Exhibits and Reports on Form 8-K

(a) Exhibit		99.0   Financial Statement (Unaudited)

(b) During the Registrant's fiscal quarter ending March 31, 2000, the registrant filed no current reports on Form 8-K.






Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.





							CONECTISYS CORPORATION

Date: May 12, 2000	  			By  /S/ Robert A. Spigno
							Robert A. Spigno, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature			Title			Date


/S/ Robert A. Spigno	 Chairman of the Board,      May 12, 2000
(Robert A. Spigno)	 Chief Executive Officer,
                         and President




CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) CONSOLIDATED BALANCE SHEET
March 31, 2000

                                                                      Total
Preferred Stock                 Common Stock                   Shareholders
Class A and B                   No Par Value      Accumulated        Equity
Shares       Value          Shares       Value        Deficit     (Deficit)

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


                                                                      Total
Preferred Stock                 Common Stock                   Shareholders
Class A and B                   No Par Value      Accumulated        Equity
Shares       Value          Shares       Value        Deficit      (Deficit)

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


                                                                      Total
Preferred Stock                 Common Stock                   Shareholders
Class A and B                   No Par Value      Accumulated        Equity
Shares       Value          Shares       Value        Deficit      (Deficit)

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


                                                                      Total
Preferred Stock                 Common Stock                   Shareholders
Class A and B                   No Par Value      Accumulated        Equity
Shares       Value          Shares       Value        Deficit      (Deficit)

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


                                                                      Total
Preferred Stock                 Common Stock                   Shareholders
Class A and B                   No Par Value      Accumulated        Equity
Shares       Value          Shares       Value        Deficit      (Deficit)

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

 Adjustment for partial shares due to reverse stock split (1/20)
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


                                                                      Total
Preferred Stock                 Common Stock                   Shareholders
Class A and B                   No Par Value      Accumulated        Equity
Shares       Value          Shares       Value        Deficit      (Deficit)

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

                                                                      Total
Preferred Stock                 Common Stock                   Shareholders
Class A and B                   No Par Value      Accumulated        Equity
Shares       Value          Shares       Value        Deficit      (Deficit)

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

                                                                      Total
Preferred Stock                 Common Stock                   Shareholders
Class A and B                   No Par Value      Accumulated        Equity
Shares       Value          Shares       Value        Deficit      (Deficit)

Shares issued in exchange for:

Services, October, 1999 through March, 2000
      0            0     2,454,924   1,458,784                    1,458,784

Cash, October, 1999 through March, 2000
      0            0     1,120,061     528,888                      528,888

Net loss for the period
      0            0             0           0     (1,682,510)   (1,682,510)

Balance, March 31, 2000
370,020  $   370,020    17,563,347 $14,287,374   $(16,287,234)  $(1,629,840)



NOTE 1. 	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

In September 1995, the Company acquired 80% of the outstanding stock of TechniLink, Inc., a California corporation, and 80% of the outstanding stock of PrimeLink, Inc., a Kansas corporation, in exchange for an aggregate of 200,000 shares of the Company's common stock. The acquisitions were accounted for as purchases. Both PrimeLink and TechniLink are start-up companies with no material operating activity and therefore no pro forma statements of operations were provided.

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

As of March 31, 2000, the Company had a deficiency in working capital of approximately $1,720,000, and had incurred continual operating losses since its return to the development stage ($1.8 million in 1996, $2.3 million in 1997, $4.2 million in 1998, $1.0 million in 1999 (ten months) and 1.7 million for the six months ended March 31, 2000), which raise substantial doubt about the Company's ability to continue as a going concern.

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

Since the fair value is estimated at March 31, 2000, the amounts that will actually be realized or paid at settlement of the instruments could be significantly different.

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

The Company leases office space from S.W. Carver Corporation, a company owned by a major shareholder of the Company. The lease is for a period of twelve months, renewable annually in April at the option of the lessee. Effective April, 1998, the monthly rent was increased from $2,000 to $2,500. Lease expense for the six month period ended March 31, 2000 and the ten months ended September 30, 1999 was $15,000 and $25,000, respectively.


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


NOTE 4.    PROPERTY AND EQUIPMENT

Property and equipment at March 31, 2000 consisted of the following:

Office equipment						$   	  217,388
Furniture and fixtures						   16,609
Vehicles								   35,362
									----------
Total cost								  269,359
Accumulated depreciation					 (200,094)
									----------
Net book value						$	   69,265
									==========


NOTE 5.    DUE TO OFFICER

During the ten month period ended September 30, 1999, the Company received cash advances from its president totaling $555,193. At September 30,1999, $197,500 of these advances was exchanged for the assumption of a promissory note to S.W. Carver, due on demand (and in no event later than October 1, 2000) at an annual interest rate of 10%, and another $287,020 of these advances was exchanged for equity. Also at September 30, 1999, $62,522 in accrued compensation was transferred to the advance account, resulting in a balance of $133,195. This balance was converted into a promissory note due on demand (and in no event later than October 1, 2000) at an annual interest rate of 10%. For


NOTE 6.    NOTES PAYABLE

Notes payable at March 31, 2000 consisted of the following:

Note payable to Devon Investment Advisors,		$	 241,824
unsecured, due on demand,
interest payable at an annual rate of 10%

Note payable to Black Dog Ranch LLC,				 278,728
unsecured, due on demand,
interest payable at an annual rate of 18%

Note payable to Deauville Capital Partners, 			  75,000
unsecured, due two years from date of note
with an option to convert to common stock,
interest payable at an annual rate of 10%
								      	---------

	Total notes payable					 $	 595,552
	Current portion							(595,552)
									      ---------
	Long-term portion					       $	       0


The maturity of long-term debt at March 31, 2000 was as follows:

	Year ended September 30, 2000:			 $	 595,552
	Thereafter				 					 0
								      	---------
	Total notes payable					 $	 595,552
									      =========


NOTE 7.	SHAREHOLDERS' EQUITY (DEFICIT)

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

In December, 1999, the Company issued 139,770 shares of the Company's stock valued at $80,000 for bonuses owed to the Secretary of the Company.

In December, 1999, the Company issued 279,539 shares of the Company's stock valued at $160,000 for bonuses owed to the President of the Company.

In December, 1999, the Company issued 26,087 shares of the Company's stock valued at $18,000 for advertising and promotional brochures.

In January, 2000, the Company cancelled 6,283 shares of the Company's stock valued at $10,805 for advertising and promotional brochures.

In February, 2000, the Company issued 412,000 shares of the Company's stock valued at $103,000 for consulting and accrued salary.

In February, 2000, the Company issued 100,000 shares of the Company's stock valued at $53,767 for consulting services.

In February, 2000, the Company sold 250,000 shares of the Company's stock for $125,000 in cash.

In February, 2000, the Company issued 100,000 shares of the Company's stock valued at $89,747 for accrued salaries owed to the ex-Chief
Financial Officer.

In March, 2000, the Company sold 637,672 shares of the Company's stock for $284,041 in cash.

In March, 2000, the Company issued 420,000 shares of the Company's stock valued at $534,895 for consulting services.

In March, 2000, the Company issued 20,000 shares of the Company's stock valued at $16,000 for legal services.


NOTE 8.   INCOME TAXES

Deferred income taxes consisted of the following at March 31, 2000:

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

Employment agreements

The Company has entered into six employment agreements with key
Individuals, the terms of the agreements are as follows:

1) The President and CEO of PrimeLink entered into an agreement dated September 15, 1995 for a period of three years. This agreement, along with his royalty agreement, were mutually terminated. The separation agreement, as of October 31, 1997, called for a settlement of $12,000 to be paid $1,000 monthly for the following twelve months. As of March 31, 2000, $4,000 remained unpaid.

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

The Company, as a development stage enterprise, had no revenue during the six months ended March 31, 2000. The Company had limited revenues during the ten months ended September 30, 1999.


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

The pro forma information required by SFAS No. 123 is not included as there were no common stock options granted during the six months ended March 31, 2000, and the disclosure for the 600,000 common stock options issued during the ten month period ended September 30, 1999 would not be materially different from the amounts and disclosures already presented. During this period, 500,000 common stock options were issued to the Company's president and another 100,000 common stock options were issued to an employee. These options are all exercisable at a cost of 50% of the average market value of the Company's stock during the prior 30 days of trading before exercise, with the president's options remaining open for a period of six years (including a three year option to renew) and the employee's options remaining open for a period of four years (including a two year option to renew).

The Company has granted various common stock options and warrants to employees; the options and warrants were granted at approximately the fair market value at the date of grant and vested immediately. The common stock option was as follows:

								    Common Stock
								Options	Weighted
								and	   	Average
								Warrants	Price
								----------	----------
Balance outstanding, December 1, 1997		3,869,200    $   1.42
	  Canceled and expired				 (869,200)   $  (2.50)
								----------
Balance outstanding, November 30, 1998		3,000,000    $    .37

	Granted						  600,000    $   0.54 (1)
	Canceled and expired					  -           -
								----------	----------
Balance outstanding, September 30, 1999		3,600,000    $   0.40

	Granted						  563,500    $   2.00
	Canceled and expired					  -	        -
								----------	----------
Balance outstanding, September 30, 1999		4,163,500	     0.62
								=========      ========
	Notes: (1) Floating strike price


The following table summarizes information about common stock options at
March 31, 2000:
				Outstanding			    Exercisable
			  Weighted	  Weighted			Weighted
	Range of	 Common   Average	 Average	   Common  Average
	Exercise	  Stock	 Life	Exercise	    Stock Exercise
	 Prices	Options   (Months)   Price	   Options    Price
-------------   ---------   -------	--------	 --------- --------
$ .20 -  $.20   1,000,000	   13	$   .20	 1,000,000 $   .20
$ .46 -  $.46	100,000	   47	$   .46	   100,000 $   .46
$ .46 -  $.46   2,000,000	   71	$   .46	 2,000,000 $   .46
$ .55 -  $.55	500,000	   59	$   .55	   500,000 $   .55
$	   2.00	563,500	   35	$  2.00	   563,500 $  2.00

$ .20 -  $.55   4,163,500	   50	$   .62	 4,153,500 $   .62
		    =========	   ==	=======	 ========= =======