Form 10QSB/A
period 2000-03-31
CONECTISYS CORP
filed 2000-05-16
CIK 790273

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-QSB

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities
Exchange Act of 1934. For the quarterly period ended March 31, 2000.

[  ] Transition report under section 13 or 15(d) of the Securities
Exchange Act of 1934 [no fee required]

Commission File Number 33-3560D

CONECTISYS CORP.
(Name of small business issuer in its charter)

          Colorado                                84-1017107
(state or other jurisdiction           (I.R.S. Employer Identification No.)
Incorporation or Organization)

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
Actual results may differ materially from those projected in the forward-
looking statements.  Additional information concerning factors that may cause actual results to differ materially from those in the forward-
looking statements are in the Company's Annual Report on form 10-KSB for the fiscal year ending September 30, 1999 and in the Company's other filings with the Securities and Exchange Commission.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.  The Company assumes no obligation to update any forward-looking statements or comments on the reasons why actual results may differ therefrom.

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

Needed for Quorum:                                           7,804,944

Proxy Votes Received by Mail
 for current Board of Directors:                             6,471,000

Shares/Votes Held by Board of Directors & Officers of Conectisys

Robert A. Spigno                                               740,347
Patricia A. Spigno                                             201,062
Lawrence P. Muirhead                                           135,000
Melissa Weger                                                   44,981
                                                          -------------
Total Directors and Officers as a whole:                     1,121,390

S.W. Carver Corporation:                                     1,034,000

Total Towards Quorum:                                        8,626,390

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

Based upon HNet's initial pilot success in proving the HNet System as a viable system of administration and reporting for the AMR market place, the Company is expecting to release a larger and more substantial 2nd-
generation pilot by July 2000. Additionally, the Company has engineered a portable HNet System that is capable of demonstrating the HNet System anywhere in the country from the street to a utility company's boardroom or corporate facility.

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

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
CONSOLIDATED BALANCE SHEET
March 31, 2000

                                             Mar. 31,    May 31,    Sep. 30,
                                               2000       1999        1999
                                            Unaudited   Unaudited    Audited

ASSETS

Current assets:
 Cash and cash equivalents                  290,528       3,164      27,004
 Accounts receivable, net of
  allowance for doubtful accounts
  of $0 for 1999 and $0 for 1998                  0           0           0
Total current assets                        290,528       3,164      27,004

Property and equipment, net                  69,265     120,125      95,072

Licenses and technology, net of
 accumulated amortization of
 of $401,478 for  Mar. 31, 1999
 and $70,247 for May 31, 1999                20,000     351,231      40,000

Deposits                                          0           0       7,000

Total assets                                379,793     474,520     169,076

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
CONSOLIDATED BALANCE SHEET
March 31, 2000

                                             Mar. 31,    May 31,    Sep. 30,
                                               2000       1999        1999
                                            Unaudited   Unaudited    Audited

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities:
 Notes payable and
  current portion of
  long-term debt
    Related                                 252,500     247,600     197,500
    Other                                   595,552     438,221     429,434
 Accounts payable                           179,801     460,409     262,341
 Accrued compensation                       625,345     535,555     887,383
 Due to officer                             133,195           0     133,195
 Other current liabilities                  223,240      80,908     194,225

Total current liabilities                 2,009,633   1,762,693   2,104,078

Total liabilities                         2,009,633   1,762,693   2,104,078

SHAREHOLDERS' EQUITY (DEFICIT):

Preferred stock - Class A, $1.00 par value;
 1,000,000 shares authorized,
 120,020 shares issued and
 outstanding                                120,020      80,500     120,020

Convertible preferred stock - Class B,
 $1.00 par value; 1,000,000
 shares authorized, -0- shares
 issued and outstanding                      250,000           0     250,000
Common stock, no par value;
 250,000,000 shares authorized,
 17,563,347 for Mar. 31, 2000 and
 13,623,792 for May 28, 1999 shares
 issued and outstanding                   14,287,374  12,530,069  12,299,702

Accumulated deficit                      (16,287,234)(13,898,742)(14,604,724)

Total shareholders' deficit               (1,629,840) (1,288,173) (1,935,002)

Total liabilities and
 shareholders' deficit                       379,793     474,520     169,076

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Six Months Ended March 31, 2000, May 31, 1999
and the Cumulative Period
From December 1, 1990 (Inception) Through March 31, 2000

                                                                   Dec. 1, 1990
                                                   Six Months       (Inception)
                                              Mar. 31,     May 31,     Mar. 31,
                                                2000        1999         2000
                                              Unaudited   Unaudited   Unaudited

Net revenues                                       0      25,655     517,460
Cost of sales                                 24,597      88,756     443,922
  Gross profit (loss)                        (24,597)    (63,101)     73,538

Operating expenses:
 General and administrative                1,613,059     554,862  11,571,551

 Bad debt write-offs                               0           0   1,680,522

Loss from operations                      (1,637,656)   (617,963)(13,178,535)

Non-operating income (expenses)              (44,854)    (16,842) (2,093,457)

Minority interest                                  0           0      62,500

Net loss                                  (1,682,510)   (634,805)(15,209,492)

Weighted average shares
 outstanding -
 basic and diluted                        15,382,154  12,829,887

Net loss per share -
 basic and diluted                             (0.11)      (0.05)

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
For the Cumulative Period December 1, 1990 (Inception) Through March 31, 2000

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
For the Cumulative Period December 1, 1990 (Inception) Through March 31, 2000

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
For the Cumulative Period December 1, 1990 (Inception) Through March 31, 2000

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
For the Cumulative Period December 1, 1990 (Inception) Through March 31, 2000

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
For the Cumulative Period December 1, 1990 (Inception) Through March 31, 2000

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

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended March 31, 2000, May 31, 1999
and the Cumulative Period
From December 1, 1990 (Inception) Through March 31, 2000

                                                                   Dec. 1, 1990
                                                   Six Months       (Inception)
                                              Mar. 31,     May 31,     Mar. 31,
                                                2000        1999         2000
                                             Unaudited   Unaudited    Unaudited

Cash flows from operating activities:
Net loss                                 (1,682,510)   (634,805)(15,209,492)

Adjustments to reconcile
 net loss to net cash used
 in operating activities:
  Stock issued for services               1,458,784      19,920   5,606,162
  Stock issued for interest                       0           0     535,591
  Provision for bad debt
   write-offs                                     0           0   1,422,401
  Minority interest                               0           0     (62,500)
  Write-off of intangible
   assets                                         0           0   1,299,861
  Depreciation and
    amortization                             45,807      68,261   1,569,694
  Settlements                                     0           0     (25,000)
  Accounts receivable                             0           0      (4,201)
  Accrued interest
    receivable                                    0           0     (95,700)
  Deposits                                    7,000           0           0
  Accounts payable                          (82,540)    184,972     179,801
  Accrued compensation                     (262,038)     64,090     687,867
  Due to officer                                  0           0     555,193
  Other current liabilities                  29,015     (10,987)    388,905

Net cash used in
 operating activities                      (486,482)   (308,549) (3,151,418)

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended March 31, 2000, May 31, 1999
and the Cumulative Period
From December 1, 1990 (Inception) Through March 31, 2000

                                                                   Dec. 1, 1990
                                                   Six Months       (Inception)
                                              Mar. 31,     May 31,     Mar. 31,
                                                2000        1999         2000
                                             Unaudited   Unaudited    Unaudited

Cash flows from investing
 activities:
  Issuance of
   notes receivable                                0           0  (1,322,500)

  Costs of licenses
   and technology                                  0           0     (94,058)
  Purchase of equipment                            0     (12,254)   (136,175)

Net cash used in
 investing activities                              0     (12,254) (1,552,733)

Cash flows from financing
 activities:
  Common stock issuance                      528,888      72,402   2,658,298
  Preferred stock issuance                         0           0      16,345
  Proceeds from debt, other                  177,000           0    1,847,691
  Proceeds from debt, related                 55,000     247,600     261,544
  Proceeds from stock purchase                     0           0     281,250
  Payments on debt, other                    (10,882)     (1,769)    (37,792)
  Payments on debt, related                        0           0     (53,172)
  Decrease in stock
   subscription receivable                         0           0      20,000
  Contributed capital                              0           0         515

Net cash provided by
 financing activities                        750,006     318,233   4,994,679

Net increase (decrease) in
 cash and cash equivalents                   263,524      (2,570)    290,528

Cash and cash equivalents
 at beginning of period                       27,004       5,734           0

Cash and cash equivalents
 at end of period                            290,528       3,164     290,528

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended March 31, 2000, May 31, 1999
and the Cumulative Period
From December 1, 1990 (Inception) Through March 31, 2000

                                                                   Dec. 1, 1990
                                                   Six Months       (Inception)
                                              Mar. 31,     May 31,     Mar. 31,
                                                2000        1999         2000
                                             Unaudited   Unaudited    Unaudited

Supplemental disclosures of
 cash flow information:

 Cash paid for interest                       25,518      17,048     156,435

 Cash paid for income taxes                        0           0       1,650

Non-cash financing activities:

 Common stock issued
  in exchange for:
  Note receivable                                  0           0     281,250
  Property and equipment                           0           0     130,931
  Licenses and technology                          0           0   2,191,478
  Repayment of debt and
   interest                                        0           0   1,804,795
  Services and interest                    1,483,366      19,920   6,452,558

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

Effective December 1, 1994, the Company also agreed to acquire all of the outstanding shares of Creative Image Products, Inc. ("CIPI") in exchange for 575,000 shares of its no par value common stock.  The shares were issued in February of 1995.  The shares issued by the
Company were "restricted securities" within the meaning of Rule 144 of the Securities Act of 1933, as amended.  Accordingly, CIPI was a wholly-
owned subsidiary of the Company as of December 1, 1994.  CIPI was formed in the state of Kansas on April 29, 1994 and is engaged in the insecticide business and, through its wholly-owned subsidiary, ADA
Signature Distributors, Inc., the sign manufacturing business.  During
1995, the Company'sonly operations consisted of CIPI's manufacturing of organic insecticides prior to its disposal.  On September 28, 1995, the
Company entered into an agreement to unwind the acquisition of CIPI.
CIPI issued a promissory note to the Company in the amount of $1,302,500 to reimburse the Company for cash advances.  In accordance with the agreement, the shares issued to CIPI were exchanged for all shares issued to the Company.  The shares outstanding carry no value on the financial statements.  In 1997, the Company wrote-off this note receivable as it was deemed uncollectible.

On February 15, 1996, PrimeLink entered into a Joint Marketing and
Development Agreement (the "Agreement") with SkyTel Corp. pursuant to which PrimeLink agreed to customize and develop a paging technology based receiver for use in connection with SkyTel's two-way wireless messaging services and system (the "SkyTel Network") and both parties agreed to assist each other in the marketing of the Primelink product and the SkyTel Network.  The Company believes that the joint marketing of its product with the SkyTel System could have significant potential for the Company.  However, the Agreement does not require any purchases of the PrimeLink product by SkyTel, and may not necessarily result in any significant revenues for the Company.  The Agreement is for a two-
year term, and will automatically renew for additional one-year terms until terminated by either party.

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
                                           ==========     ==========
     Notes: (1) Floating strike price

The following table summarizes information about common stock options at
March 31, 2000:
                          Outstanding                       Exercisable
                        Weighted       Weighted              Weighted
     Range of      Common   Average     Average         Common    Average
     Exercise       Stock      Life    Exercise          Stock   Exercise
       Prices     Options   (Months)      Price        Options      Price
-------------   ----------  --------    --------      ---------   --------
$ .20 -  $.20   1,000,000        13     $   .20      1,000,000   $   .20
$ .46 -  $.46     100,000        47     $   .46        100,000   $   .46
$ .46 -  $.46   2,000,000        71     $   .46      2,000,000   $   .46
$ .55 -  $.55     500,000        59     $   .55        500,000   $   .55
$        2.00     563,500        35     $  2.00        563,500   $  2.00

$ .20 -  $.55   4,163,500        50     $   .62      4,153,500   $   .62
                =========        ==     =======      =========   ========