Form 10QSB
period 2000-06-30
CONECTISYS CORP
filed 2000-08-14
CIK 790273

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-QSB

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities
Exchange Act of 1934. For the quarterly period ended June 30, 2000.

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
[X]Yes[ ]No

Common Stock, issued and outstanding as of June 30, 2000: 21,280,572

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

Conectisys is the parent company of two wholly owned subsidiaries; United
Telemetry Co., Inc. and eEnergyServices.com, Inc. It is a commercial telecommunications company primarily engaged in developing,
manufacturing and marketing proprietary telemetry equipment for use in remote or automated meter reading (AMR) applications.

Results of operations

The Company realized a net loss from operations of $3,111,742 for the
3rd quarter ending June 30, 2000. The Company for the 3rd quarter ending August 31, 1999 had a net loss from operations of $798,643. The
Company had no revenue for the quarter ending June 30, 2000 and $25,655 for the 3rd quarter ending August 31, 1999.

Plan of operation

Loss on operations for the Company for the quarter ending June 30, 2000 increased 398% from the prior year for the same period.  These losses are attributed to the Company's continued research and development associated with its HNet System, marketing and general expenses.
The Company will, over the next 12 months, rely on additional funding through the sale of common stock.  The Company had 26,655.00 revenues in fiscal 1999.

Liquidity and Capital Resources

As of June 30, 2000, the Company had a negative working capital of
$1,325,010 consisting of $109,710 in current assets and $1,434,720 in current liabilities.  The Company had a negative working capital of
$1,875,864 at quarter ended August 31, 1999. The Company is dependent on achieving profitable operations through the success of its subsidiaries to continue as a going concern.

The Company had total assets of $183,738 as of June 30, 2000, and total liabilities of $1,434,738.  Shareholder deficit is $1,250,990, as compared to a deficit of $1,438,639 fiscal 3rd quarter ended August 31,
1999. The Company issued 3,717,225 shares of common stock for cash and services during the 3rd quarter ending June 30, 2000.

Cash Flows

The Company had a net loss for the 3rd quarter ending June 30, 2000 of
$3,111,742.  The cash used in operations toward this loss was $854,903.
The largest area of loss was the result of non-cash transactions to the
Company. Services to the Company that were not paid with cash totaled
$2,468,493.  The Company issued shares for $704,491 of stock restricted under rule 144 and incurred $184,300 in debt to finance the operating losses for the quarter ending June 30, 2000.

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

Effect of inflation

Inflation did not have any significant effect on the operations of the
Company during the quarter ended June 30, 2000.  Further, inflation is not expected to have any significant effect on future operations of the
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

PART II

Other Information

Item 1.   Legal Proceedings

        None.

Item 2.  Changes in Securities and Use of Proceeds

Stock Subscriptions

In the 3rd Quarter 2000 the Company received $125,603.00 in Stock
Subscription Agreements for 477,960 shares of restricted common stock.
The stock was sold for average of $.26 per share, approximately 50% of the market price at the time of the purchase, which management believes are exempt from registration under 4(2) of the 1933 Securities Act.
Additionally, in the 4th quarter 2000 the Company received another
$107,500.00 in Stock Subscriptions.

Also in the 3rd quarter 2000 the Company's Board of Directors issued
192,756 shares of restricted common stock for $80,930.00 for services and 33,913 shares of common stock pursuant to a previously filed S-8
Registration Statement for $22,299.00 in services performed by consultants to the Company.

On May 22, 2000 the Company's Board of Directors issued 2,056,346 shares of restricted common stock for $489,972.00 in debt owed to the
Company's President and CEO, Robert A. Spigno. Mr. Spigno execercised various vested options he had with the Company. He execercised options in the following amounts and prices per share: 1 million shares
@ $.20/share; 500,000 shares @ $.15 per share; and 556,346 @ $.3864 per share.  Mr. Spigno also purchased 20,000 shares of Class A Preferred
Stock pursuant to his vested option for $20,000.00 or $1.00 per share.

In June 2000 the Company issued 800,000 shares of restricted to retire
$200,000 in outstanding debt.

On July 31, 2000 the Company's Board of Directors issued 491,868 shares of restricted stock to the Company's Officers for accrued compensation through the 3rd quarter 2000 at price per share of $.31. Additionally,
17,877 shares of restricted stock was issued to a consultant for
$6000.00 in services.

Item 4. Submission of Matters to a Vote of Security Holders

        None.

Item 5. Other Information

HNet 1st Generation Pilot

On February 15, 2000 the Company successfully launched its HNet Pilot in
Los Angeles, California. Although the initial pilot is small, it is a working model showing the capabilities of the HNet System. The Company's much-awaited deployment of the HNet Automatic Meter Reading (AMR) pilot demonstrates HNet's technology which acquires real time data from an electric meter, processes this data to show power usage and cost, and can display this information via the Internet. Ultimately, the HNet
System will be capable of preparing bills and real-time power usage summaries suitable for power purchasing.

Based upon HNet's initial pilot success in proving the HNet System as a viable system of administration and reporting for the AMR market place, the Company is expecting to release a larger and more substantial 2nd-
generation pilot by September 2000. Additionally, the Company has engineered a portable HNet System that is capable of demonstrating the
HNet System anywhere in the country.

HNet System At Work

HNet is new technology developed to allow energy companies to have a wireless network of intelligent power meters, each unit talking to each other and passing date back and forth, allowing real-time power consumption data and statistics to be generated. All this is done using the internet along with technology designed by the Company. The Company believes that HNet will save money all along the transmission line.
Energy Service Providers (ESP's)will save money by efficiently collecting accurate load profiles and using this nearly real-time power usage data to competitively bid for energy in the newly deregulated energy market.

Detailed information and charts, never before available, can be easily generated and distributed to authorized readers. Using a web browser, an Energy Service Provider can tell exactly how much power a metropolitan area, a neighborhood, or even an individual house is using since each individual HNet unit has a unique identifier. Customers will have the ability to check their electric usage and billing rates in real time through the e-commerce services of eEnergyServices.com, Inc., a wholly owned subsidiary of the Company.

The HNet System Vision

The HNet System will provide an energy or utility company with the ability to provide its customers with information through the Internet.
The site could provide energy usage data that would show when energy is used every 15 minutes of every day and the related costs to each of its customers, allowing its customers to analyze, identify and capture cost savings opportunities.

The HNet System offers both educational and sales opportunities for the customer and energy companies. The purchasing power produced by accurate historical and real time data facilitates efficient and cost saving advanced power purchasing. The HNet System allows the monitoring of energy levels of its customers. This will ensure that the utility knows about any delivery problems including power outages and energy thefts.
Using the HNet System, the utility company can determine which of its customers do not have electric power, without the aid of customers'
service phone calls, when a regional area suffers a heavy
storm. Service crews can be dispatched efficiently and electric service restored. Using HNet, the utility company knows precisely when each customers'service is restored and the exact duration of the outage.
Communications with the customers via the mass media could be maintained throughout the outage through Internet messaging and Internet web information, i.e. acknowledgment of the outage, providing estimated restoration time, and confirming restoration.

HNet will not only enhance safety but also convenience, allowing energy to be remotely connected and disconnected, with all billing transactions completely automated. With the HNet System and Internet connections, customers can request energy service on-line and discover that there are alternatives for time-of-use rates with incentives for managing energy consumption at different times and pre-pay rates that do not require large deposits. Since HNet allows the customer information system to link directly to the meter, orders initiated by the customer can be automatically implemented. The HNet System is monitoring the customer's meter constantly and meter reads are gathered and displayed i1n 15-minute intervals, 24 hours a day/ 7 days a week/ 365 days a year.

Energy companies will be able to implement innovative sales offerings of energy such as pre-pay status, and provide detailed customer usage and pricing information, allowing  customers to utilize the ability to purchase additional energy via the Internet.

Energy prices are constantly changing, and energy purchasing and trading is a critical function of energy companies. HNet will provide customers and utilities with reliable and accurate energy usage records. Customers could be offered special incentives to use energy at off-peak times improving energy utilization and conservation during critical peak periods.

The HNet System would allow the distribution of energy generation more simply and inexpensively with energy usage and other vital information flowing directly, precisely and electronically to all necessary parties in the energy supply line. Energy purchasers can make precise forecasts of purchasing, eliminating volatile wholesale energy prices. The HNet
System allows customers who are getting ready to terminate or switch energy service providers to use the Internet to inform the current energy company of the change. At a precise time, selected by the customer, the HNet System reads the meter, passes the information to the current energy provider's system to produce a final bill, and disconnects the meter. The new meter data from that point forward is automatically routed to the new energy provider. Billing delays and settlement time lags are non-existent.  A customer can pay the bills electronically - all at a very low cost to the utility company. Low transaction costs will speed the path towards an open, competitive market.

The HNet System can provide lower energy costs; quicker transactions with less paperwork and less potential for errors; increase asset utilization; customer satisfaction is enhanced through choice and costs savings, thus increasing customer loyalty.

HNet System Live

Interested parties can view the HNet System at work gathering real time pilot meter readings at the Company's web site, eEnergyServices.com

Item 13.  Exhibits and Reports on Form 8-K

(a) Exhibit          99.0   Financial Statement (Unaudited)

(b) During the Registrant's fiscal quarter ending June 30, 2000, the registrant filed no current reports on Form 8-K.

Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.

                                   CONECTISYS CORPORATION

Date: August 14, 2000                 By  /S/ Robert A. Spigno
                                   Robert A. Spigno, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature               Title                       Date

/S/ Robert A. Spigno    Chairman of the Board,      August 14, 2000
(Robert A. Spigno)      Chief Executive Officer,
                        and President

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
CONSOLIDATED BALANCE SHEET
June 30, 2000

                                             Jun. 30,    Aug. 31,    Sep. 30,
                                               2000       1999        1999
                                            Unaudited   Unaudited    Audited

ASSETS

Current assets:
 Cash and cash equivalents                  109,710       18,176       27,004
 Accounts receivable, net of
  allowance for doubtful accounts
  of $0 for 2000 and $0 for 1999                  0            0            0
 Other receivable                                 0        4,522            0
Total current assets                        109,710       22,698       27,004

Property and equipment, net                  64,028      107,068       95,072

Licenses and technology, net of
 accumulated amortization of
 of $411,478 for  Jun. 30, 2000
 and $91,321 for Aug. 31, 1999                10,000      330,157       40,000

Deposits                                           0            0        7,000

Total assets                                 183,738      459,923      169,076

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
CONSOLIDATED BALANCE SHEET
June 30, 2000

                                             Jun. 30,    Aug. 31,    Sep. 30,
                                               2000       1999        1999
                                            Unaudited   Unaudited    Audited

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities:
 Notes payable and
  current portion of
  long-term debt
    Related                                       0            0      210,500
    Other                                   399,813      940,934      416,434
 Accounts payable                           204,400      304,473      262,341
 Accrued compensation                       602,400      529,292      887,383
 Due to officer                                   0           0       133,195
 Other current liabilities                  228,115      123,863      194,225

Total current liabilities                 1,434,728    1,898,562    2,104,078

Total liabilities                         1,434,728    1,898,562    2,104,078

SHAREHOLDERS' EQUITY (DEFICIT):

Preferred stock - Class A, $1.00 par value;
 1,000,000 shares authorized,
 120,020 shares issued and
 outstanding                                140,020       80,500      120,020

Convertible preferred stock - Class B,
 $1.00 par value; 1,000,000
 shares authorized, -0- shares
 issued and outstanding                            0           0            0

Stock options exercisable, convertible
 preferred stock - Class B, stock
 options issued and outstanding, common
 stock - 4,663,500 and 3,600,000 stock
 options issued and outstanding            1,363,610            0      250,000

Common stock, no par value;
 250,000,000 shares authorized,
 21,280,572 for Jun. 30, 2000 and
 13,761,992 for Aug. 31, 1999 shares
 issued and outstanding                  14,961,846   12,560,397   12,299,702

Accumulated deficit                     (17,716,466) (14,079,536) (14,604,724)

Total shareholders' deficit              (1,250,990)  (1,438,639)  (1,935,002)

Total liabilities and
 shareholders' deficit                      183,738      459,923      169,076

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Nine Months Ended June 30, 2000, Aug. 31, 1999
and the Cumulative Period
From December 1, 1990 (Inception) Through June 30, 2000

                                                                   Dec. 1, 1990
                                                   Nine Months       (Inception)
                                              Jun. 30,     Aug. 31,     Jun. 30,
                                                2000        1999         2000
                                              Unaudited   Unaudited   Unaudited

Net revenues                                       0       25,655      517,460
Cost of sales                                134,875       96,603      554,200
  Gross profit (loss)                       (134,875)     (70,948)     (36,740)

Operating expenses:
 General and administrative                2,892,873      702,350   12,851,365

 Bad debt write-offs                               0            0    1,680,522

Loss from operations                      (3,027,748)    (773,298) (14,568,627)

Non-operating income (expenses)              (83,994)     (25,345)  (2,132,597)

Minority interest                                  0            0       62,500

Net loss                                  (3,111,742)    (798,643) (16,638,724)

Weighted average shares
 outstanding -
 basic and diluted                        16,275,993   12,518,903

Net loss per share -
 basic and diluted                             (0.19)       (0.06)

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
For the Cumulative Period December 1, 1990 (Inception) Through June 30, 2000

                                  Preferred Stock              Common Stock                         Total
                                   Class A and B               No Par Value        Accumulated  Shareholders'
                                Shares       Value          Shares       Value       Deficit   Equity (Deficit)

Balance,
 December 1, 1990
(re-entry
  development stage)                 0           0          10,609    1,042,140   (1,042,140)            0

Shares issued in exchange for:
 Cash, Aug. 31, 1993                  0          0           1,000        1,000            0         1,000
 Capital contribution,
  Aug. 31, 1993                       0          0           2,000          515            0           515
 Services, March 26, 1993            0           0           2,000          500            0           500
 Services, March 26, 1993            0           0           1,200          600            0           600
Net loss for the year                0           0               0            0       (5,459)       (5,459)

Balance,
 November 30, 1993                   0           0          16,809    1,044,755   (1,047,599)       (2,844)

Shares issued in exchange for:
 Services, May 1, 1994               0           0           2,400        3,000            0         3,000
 Cash, September 1, 1994             0           0          17,771       23,655            0        23,655
 Services, September 15, 1994        0           0           8,700       11,614            0        11,614
 Cash, September 26, 1994            0           0           3,000       15,000            0        15,000
 Cash, October 6, 1994          16,345(A)   16,345               0            0            0        16,345
 Cash, September and October,
  1994                               0            0          1,320       33,000            0        33,000
Net loss for the year                0            0              0            0      (32,544)      (32,544)

Balance,
 November 30, 1994              16,345       16,345         50,000    1,131,024   (1,080,143)       67,226

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
For the Cumulative Period December 1, 1990 (Inception) Through June 30, 2000

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
For the Cumulative Period December 1, 1990 (Inception) Through June 30, 2000

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
For the Cumulative Period December 1, 1990 (Inception) Through June 30, 2000

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
For the Cumulative Period December 1, 1990 (Inception) Through June 30, 2000

                                  Preferred Stock         Common Stock                            Total
                                   Class A and B          No Par Value           Accumulated  Shareholders'
                                  Shares    Value       Shares       Value         Deficit   Equity (Deficit)

Shares issued in exchange for:
Services, October, 1999
  through June, 2000        (B-Options)   1,113,610      3,272,782    1,368,458                   2,482,068
 Cash, October, 1999
  through June, 2000                 0            0      1,763,082      704,491                     704,491
Debt repayment, October
 1999 through June, 2000        20,000       20,000      2,256,346      589,195                     609,195

Net loss for the period              0            0              0            0     (3,111,742)  (3,111,742)

Balance,
 June 30, 2000                390,020  $  1,503,630     21,280,572  $14,961,846   $(17,716,466) $(1,250,990)

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended June 30, 2000, Aug. 31, 1999
and the Cumulative Period
From December 1, 1990 (Inception) Through June 30, 2000

                                                                   Dec. 1, 1990
                                                   Nine Months       (Inception)
                                              Jun. 30,     Aug. 31,     Jun. 30,
                                                2000        1999         2000
                                             Unaudited   Unaudited    Unaudited

Cash flows from operating activities:
Net loss                                 (3,111,742)    (798,643) (16,638,724)

Adjustments to reconcile
 net loss to net cash used
 in operating activities:
  Stock issued for services               2,468,493       19,920    6,615,871
  Stock issued for interest                  13,575            0      549,166
  Provision for bad debt
   write-offs                                     0            0    1,422,401
  Minority interest                               0            0      (62,500)
  Write-off of intangible
   assets                                         0            0    1,299,861
  Depreciation and
    amortization                             61,044      102,392    1,584,931
  Settlements                                     0            0      (25,000)
  Accounts receivable                             0            0       (4,201)
  Accrued interest
    receivable                                    0            0      (95,700)
  Deposits                                    7,000            0            0
  Accounts payable                          (57,941)      29,046      204,400
  Accrued compensation                     (284,983)      57,827      664,922
  Due to officer                                  0            0      555,193
  Other current liabilities                  49,651       15,012      392,780

Net cash used in
 operating activities                      (854,903)    (574,446)  (3,520,839)

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended June 30, 2000, Aug. 31, 1999
and the Cumulative Period
From December 1, 1990 (Inception) Through June 30, 2000

                                                                   Dec. 1, 1990
                                                   Nine Months       (Inception)
                                              Jun. 30,     Aug. 31,     Jun. 30,
                                                2000        1999         2000
                                             Unaudited   Unaudited    Unaudited

Cash flows from investing
 activities:
  Issuance of
   notes receivable                                0            0   (1,322,500)

  Costs of licenses
   and technology                                  0            0      (94,058)
  Purchase of equipment                            0      (12,254)    (136,175)

Net cash used in
 investing activities                              0      (12,254)  (1,552,733)

Cash flows from financing
 activities:
  Common stock issuance                      704,491       98,198    2,833,901
  Preferred stock issuance                         0            0       16,345
  Proceeds from debt, other                  177,000            0    1,847,691
  Proceeds from debt, related                 68,500      505,213      275,044
  Proceeds from stock purchase                     0            0      281,250
  Payments on debt, other                    (12,382)      (4,269)     (38,292)
  Payments on debt, related                        0            0      (53,172)
  Decrease in stock
   subscription receivable                         0            0       20,000
  Contributed capital                              0            0          515

Net cash provided by
 financing activities                        937,609      599,142    5,183,282

Net increase (decrease) in
 cash and cash equivalents                   82,706        12,442      109,710

Cash and cash equivalents
 at beginning of period                       27,004        5,734            0

Cash and cash equivalents
 at end of period                            109,710       18,176      109,710

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended June 30, 2000, Aug. 31, 1999
and the Cumulative Period
From December 1, 1990 (Inception) Through June 30, 2000

                                                                   Dec. 1, 1990
                                                   Nine Months       (Inception)
                                              Jun. 30,     Aug. 31,     Jun. 30,
                                                2000        1999         2000
                                             Unaudited   Unaudited    Unaudited

Supplemental disclosures of
 cash flow information:

 Cash paid for interest                       25,245           92      185,577

 Cash paid for income taxes                        0            0        1,650

Non-cash financing activities:

 Common stock issued
  in exchange for:
  Note receivable                                  0            0      281,250
  Property and equipment                           0            0      130,931
  Licenses and technology                          0            0    2,191,478
  Repayment of debt and
   interest                                        0            0    1,804,795
  Services and interest                    2,482,068       19,920    7,451,260

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2000

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
June 30, 2000

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

The Company has filed corporate certificates of dissolution with the
California Secretary of State for its 80%-owned  subsidiary PrimeLink, Inc.
and its wholly-owned subsidiary TechniLink, Inc.  These will become effective when valid tax clearance certificates have been issued by the Franchise Tax
Board.  Upon dissolution, the assets of the dissolved subsidiaries will be distributed to the parent corporation.

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
June 30, 2000

Basis of presentation and going concern uncertainty
 (continued)

The Company returned to the development stage in accordance with SFAS No. 7 on December 1, 1990 and during the fiscal year ended November 30, 1995.  The
Company has completed two mergers and is in the process of developing its technology and product lines.

As of June 30, 2000, the Company had a deficiency in working capital of approximately $1,310,000, and had incurred continual operating losses since its return to the development stage ($1.8 million in 1996, $2.3 million in
1997, $4.2 million in 1998, $1.0 million in 1999 (ten months) and 3.1 million for the nine months ended June 30, 2000), which raise substantial doubt about the Company's ability to continue as a going concern.

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

Since the fair value is estimated at June 30, 2000, the amounts that will actually be realized or paid at settlement of the instruments could be significantly different.  The carrying amount of cash and cash equivalents is assumed to be the fair value because of the liquidity of these instruments.
Accounts payable, accrued compensation, other current liabilities, and notes payable approximate fair value because of the short maturity of these instruments.

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2000

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
June 30, 2000

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
June 30, 2000

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

NOTE 2. RELATED PARTY TRANSACTIONS

The Company leases office space from S.W. Carver Corporation, a company owned by a major shareholder of the Company.  The lease is for a period of twelve months, renewable annually in April at the option of the lessee.  Effective
April, 1998, the monthly rent was increased from $2,000 to $2,500.  Lease expense for the nine month period ended June 30, 2000 and the ten months ended September 30, 1999 was $22,500 and $25,000, respectively.

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

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2000

 NOTE 4.    PROPERTY AND EQUIPMENT

Property and equipment at June 30, 2000 consisted of the following:

Office equipment                             $   217,388
Furniture and fixtures                            16,609
Vehicles                                          35,362
                                             -----------
Total cost                                       269,359
Accumulated depreciation                        (205,331)
                                             -----------
Net book value                               $    64,028
                                             ===========

 NOTE 5.    DUE TO OFFICER

 During the ten month period ended September 30, 1999, the Company received cash advances from its president totaling $555,193.  At September 30,1999,
$197,500 of these advances was exchanged for the assumption of a promissory note to S.W. Carver, due on demand (and in no event later than October 1,
2000) at an annual interest rate of 10%, and another $287,020 of these advances was exchanged for equity.  Also at September 30, 1999, $62,522 in accrued compensation was transferred to the advance account, resulting in a balance of $133,195.  This balance was converted into a promissory  note due on demand (and in no event later than October 1, 2000) at an annual interest rate of 10%.  The Company received an additional $73,500 from the president.
On May 12, 2000, these debts along with $71,043 of accrued compensation were exchanged for equity.

NOTE 6.    NOTES PAYABLE

Notes payable at June 30, 2000 consisted of the following:

      Note payable to Devon
      Investment Advisors,
      unsecured, due on demand,
      interest payable at an
      annual rate of 10%                          $ 241,824

     Note payable to Black Dog
      Ranch LLC, unsecured, due
      on demand, interest payable
      at an annual rate of 18%                       82,989

     Note payable to Deauville
      Capital Partners, unsecured,
      Due two years from date of
      note with an option to convert
      to common stock, interest
      payable at an annual rate of 10%             $ 75,000
                                             ---------
 Total notes payable                           399,813
 Current portion                              (399,813)
                                                  ---------
 Long-term portion                            $      0
                                                  =========

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2000

NOTE 6.    NOTES PAYABLE (continued)

The maturity of long-term debt at June 30, 2000 was as follows:

 Year ended September 30,:      2000           $ 399,813
                                Thereafter             0
                                                     ---------
      Total notes payable                            $ 399,813
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
June 30, 2000

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
June 30, 2000

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

In April, 2000, the Company issued 45,356 shares of the Company's stock valued at $31,250 for consulting services.

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2000

NOTE 7. SHAREHOLDERS' EQUITY (DEFICIT) (continued)

In April, 2000, the Company issued 53,650 shares of the Company's stock valued at $19,680 for consulting services.

In April, 2000, the Company issued 33,913 shares of the Company's stock valued at $22,299 for consulting services.

In May, 2000, the Company issued 250,000 shares of the Company's stock valued at $80,000; $50,000 for cash and $30,000 for consulting services.

In May, 2000, the Company issued 2,056,346 shares of the Company's stock valued at $489,972 to the president of the Company to retired $404,195 in debts outstanding, $13,575 in accrued interest and $72,202 in compensation.
These shares were issued against options outstanding to the president of the
Company.

Throughout the three months ended June 2000, the Company issued 477,960 shares of the Company stock for $125,603 in cash.

In June, 2000, the Company issued 800,000 shares of the Company's stock to retire $200,000 of debt outstanding.

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2000

NOTE 8.   INCOME TAXES

Deferred income taxes consisted of the following at June 30, 2000:

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

1) The President and CEO of PrimeLink entered into an agreement dated
September 15, 1995 for a period of three years.  This agreement, along with his royalty agreement, were mutually terminated.  The separation agreement, as of October 31, 1997, called for a settlement of $12,000 to be paid $1,000 monthly for the following twelve months.  As of June
30, 2000, $4,000 remained unpaid.

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
June 30, 2000

NOTE 9. COMMITMENTS AND CONTINGENCIES
 Employment agreements (continued)

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
June 30, 2000

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
June 30, 2000
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

NOTE 10. MAJOR CUSTOMERS

The Company, as a development stage enterprise, had no revenue during the nine months ended June 30, 2000.  The Company had limited revenues during the ten months ended September 30, 1999.

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

The Company's president currently owns 140,020 of the Company's Class A
Preferred Stock, and has options to purchase another 29,980 shares for $1.00 per share through June 16, 2001.

The Company accounts for stock-based compensation under the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25.  Had
compensation cost for stock options granted during the nine months ended June
30, 2000 been determined based on the fair value at the grant dates consistent with the method of FASB Statement No. 123 (utilizing the Black-
Scholes model), the Company's net loss would have increased by $214,130, attributable to 563,500 common stock options issued to a consultant at an exercise price of $2.00 per share, exercisable over an approximate three year period.  The pro forma effect on the net loss for the nine months ended June
30, 2000 is indicated below:

                                   As Reported    Pro Forma
                                   -----------    -----------

Net loss                           $(3,111,742)   $(3,325,872)

Net loss per share -
 basic and diluted                       $(.19)         $(.20)

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2000

NOTE 11. STOCK OPTIONS (continued)

During the ten month period ended September 30, 1999, 500,000 common stock options were issued to the Company's president and another 100,000 common stock options were issued to an employee.  These options were valued at
$150,000 in aggregate.  No pro forma information required by SFAS No. 123 is included, as the disclosure would not be materially different from the amounts and disclosures already presented.  On March 27, 2000, the Company fixed the exercise prices of 2,600,000 common stock options previously issued at (higher) floating exercise prices to the Company's president, the
Company's secretary, and the employee, resulting in an additional compensation cost of approximately $1,113,610.  The value of the total common stock options exercisable thereby increased to $1,263,610.

The Company has granted various common stock options and warrants to employees; the options and warrants were granted at approximately the fair market value at the date of grant (except as noted above) and vested immediately.  The common stock option activity during the nine months ended
June 30, 2000 and the ten months ended September 30, 1999 was as follows:

                                     Common Stock
                                        Options     Weighted
                                          and        Average
                                        Warrants      Price
                                       ---------    --------
     Balance outstanding,
     December 1, 1998                       3,000,000    $    .37

     Granted                                  600,000    $   0.54
                                            ---------    --------
    Balance outstanding,
     September 30, 1999                     3,600,000    $   0.40

      Granted                                1,313,500    $   1.01

      Exercised                              2,306,346        0.50
                                            ---------    --------
    Balance outstanding,
     March 31, 2000 (unaudited)             2,607,154    $   0.47
                                            =========    ========

(1) Due to floating strike prices, weighted average price upon issuance is $0.57, upon exercise is $0.47.

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2000

NOTE 11. STOCK OPTIONS (continued)

The following table summarizes information about common stock options at June
30, 2000:

                     Outstanding                         Exercisable
                           Weighted    Weighted               Weighted
   Range of      Common    Average      Average      Common    Average
   Exercise       Stock      Life      Exercise       Stock   Exercise
    Prices      Options    (Months)      Price       Options    Price
-------------   ---------   -------     -------      --------- -------
$ .38 - $ .38     100,000        53     $   .38*       100,000 $   .38*
$ .39 - $ .39   1,443,654        41     $   .39*     1,443,654 $   .39*
$ .38 - $ .38     500,000        66     $   .38*       500,000 $   .38*
$2.00 - $2.00     563,500        32     $  2.00        563,500 $  2.00

$ .15 - $2.00   2,607,154        44     $   .73      2,607,154 $   .73
                =========        ==     =======      ========= =======

*  Formerly a floating exercise price
** Reflects May 22, 2000 exercise

NOTE 12. FORM S-8 FILING

In December 1999, the Company filed a Form S-8 registration statement for the
Conectisys Corporation Non-Qualified Stock and Stock Bonus Plan (the "Plan").
The purpose of the Plan is to compensate independent consultants of the
Company through the granting of non-qualified stock options (as described in
Sections 83 and 421 of the Internal Revenue Code).  Shares of stock covered by stock options and stock bonuses consist of 1,000,000 shares of the common stock of the Company.  The entire registration has been filled.  750,000 shares were issued to consultants for services rendered or to be rendered, including 33,913 issued as a retainer subsequent to March 31, 2000; 250,000 shares were issued at $0.50 per share pursuant to a Performance Award Option to a consultant.  The entire 250,000 share option was exercised during the quarter ended March 31, 2000, resulting in a $125,000 cash inflow to the
Company.