Form 10KSB
period 2000-11-30
CONECTISYS CORP
filed 2001-01-12
CIK 790273

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington D.C.  20549

FORM 10-KSB
(Mark One)

[X] Annual report pursuant to section 13 or 15(d) of the Securities
Exchange Act of 1934. For the year ended September 30, 2000.

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

State Issuer's revenues for it's most recent fiscal year: $0

The aggregate number of shares of the voting stock held by non-affiliates on January 12, 2001 was 18,606,465.  The market value of these shares, computed by reference to the market closing price on December 31, 2000 was $1,767,614.  For the purpose of the foregoing calculation only, all directors and executive officers of the registrant have been deemed affiliates. The number of shares outstanding of issuer's classes of equities as of January 12, 2001 was 23,996,938.

PART I

Item 1.     Description of Business

General

      The Company was incorporated under the laws of Colorado on February
3, 1986, to analyze and invest in business opportunities as they may occur.

      In September 1995, the Company acquired 80% of the outstanding stock of Technilink, Inc., a California corporation, and 80% of the outstanding stock of Primelink, Inc., a Kansas corporation, in exchange for an aggregate of 10,000 shares of the Company's common stock.  Both
Primelink and Technilink were start-up companies with no material operating activity.

      The acquisitions of these companies occurred in connection with the signing of the license agreements.  The Company issued a total of 35,000 shares of common stock and assumed a loan of $400,000 to acquire the licenses and the corporations.  The only major assets acquired from
Primelink and Technilink were the license and technology.  The stock issued was valued at $1,750,000, the fair market value of common stock issued.

      On July 15, 1998 United Telemetry Company, Inc. was incorporated in the State of Nevada as a wholly owned subsidiary of the Company.

      On July 22, 1998, the Company acquired the remaining 20% interest in Technilink, Inc.

      The Company originally was the parent company of three subsidiaries and a division. The lone division was eEnergyServices.com. In March 2000 the Company consolidated Primelink and United Telemetry Co. with all operations being conducted under United Telemetry Co. On January 15,
2000, the Company  incorporated eEnergyServices.com and consolidated the operations of Technilink into eEnergyServices.com., Inc. The Company believes these consolidations streamlined operations and allow for further delineation of its intra-company operational tasks and better public understanding of the Company.  On March 31, 2000 the Company elected to wind-up and dissolve the corporate operations of Primelink and
Technilink with all assets transferred to ConectiSys.

Conectisys Corporation Business

ConectiSys is a developmental company in the business of
telecommunications with an emphasis on the development and deployment of products and services to satisfy energy conservation and deregulation legislation that is sweeping the country. This legislation has created new deregulated Energy Service Provider (ESP) markets, and with it higher prices for electric energy in the short run, thus driving the need for
increased conservation.   Since 1995, ConectiSys has been developing
technology that it believes to be a leader in the research and development within both Residential and Commercial wireless Automatic
Meter Reading (AMR) markets that is an essential part of both energy conservation and deregulation.

ConectiSys has developed a new commercial wireless network, which it calls H-Net. (H-Net is a trademark of ConectiSys Corporation). H-Net is a two-way communication network that is a low cost method to read electric meters. Along with H-Net, the Company will offer a full array of energy services to the utility industry, including data archiving which will allow end-users the ability to view real-time data, thus giving them the ability to instantly evaluate and provide cost savings, all via the
Internet.  The Company's technologically advanced H-Net System will bring an effective, low-cost total (turn-key) solution to the AMR market.

ConectiSys' Network Operating Center (NOC) is a state of the art computer network. Each NOC has been designed to support the reading of one million wireless meter-reading devices, four times an hour, twenty-four hours a day.  The NOC will provide access to the energy providers via the
Internet, of real time energy usage from remote locations anywhere in the world.  Additionally, the Company will provide the most modern accounting and educational services available to consumers of energy. This H-Net
System should enable ConectiSys to be the leading nationwide provider of telecommunication networks to the utility industry.  The Company is specifically targeting the Automatic Meter Reading industry.

ConectiSys' subsidiary, United Telemetry Co., Inc. (UTC), markets and sells the hardware used in the actual automated meter reading H-Net
System. ConectiSys' other subsidiary, eEnergyServices.com, Inc., is the information gathering and sorting end of the Company, providing the information collected by the AMR H-Net System and displaying the results through the Internet.

The restructuring of the utility market in the United States has provided the impetus for developing low-cost AMR solutions. The mandates require reading meters much more frequently than the current practice of once a month, thus making the manual meter reading techniques currently in use cost prohibitive. Direct use of the existing infrastructure via modems or pagers costs substantially more than customers are currently paying for meter reading, making it inefficient and an unacceptable alternative.
Hence, the need for a new technology which can simultaneously meet performance and price requirements of this market.

The H-Net System is telemetry designed specifically for the AMR market.
It features low deployment and operating costs due to its towerless plug-
and-play architecture, while providing meter readings every fifteen minutes. Considering that this corresponds to 96 reads per day or almost
3000 reads per month, even at a cost of one cent per read would lead to an unacceptable monthly surcharge of thirty ($30.00) dollars per month.
Traditional SCADA systems cost much more than one cent per read and are therefore also clearly unacceptable. In comparison, manual monthly meter reads costs about one ($1.00) per month. The H-Net System is designed to meet the low cost of the traditional system while providing the high performance required by modern AMR.

The utility industry in California is in disarray; energy prices are extremely high and deficits are growing. The utility industry is desperately preparing to comply with the mandates set by energy deregulation by requesting emergency price increases from the State of
California. California has responded by preparing plans to increase production of energy within the state and increase the conservation of electricity, specifically that of residential users, in the future. The economic boom of the last eight years has created a tremendous increase in demand for electric power in California and throughout the country dictating that usually abundant surpluses of electric power are no longer available to states like California. Local utility companies have been searching for AMR products to meet the requirements of conservation and deregulation, both of which require that an electric meter be read at least one (1) time each day with real time readings.

All products attempting to fill the AMR void are being evaluated against traditional meter reading methods for cost, accuracy and reliability.
AMR telemetry and products have proven thus far too costly, which has prevented any substantial deployment of any one AMR product solution. As such there is no dominant AMR technology or equipment supplier in the marketplace today.  Less than 1/10 of one percent of all domestic electric meters are connected to an AMR System.

The Company believes that the H-Net System wireless network, produced by
UTC and operated by eEnergyServices.com, provides an effective, low-cost, total solution for the AMR market.

The Company's deployment of the first two generations of the H-Net System
Wireless Automatic Meter Reading technology were deployed and operational in the first and third quarters of 2000 respectfully. These pilots demonstrated the acquisition of real time data from the H-Net System, the processing of this data to show power usage and cost, the preparation of simulated bills and real-time power usage summaries suitable for power purchasing. The Company expects its third generation pilot and beta testing (third party testing) to begin in the first and second quarters of 2001.

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

Employees

As of January 12, 2001, the Company and its subsidiaries employed six full time employees, of whom four are officers of Conectisys.

Item 2. Description of Property

The Company's principal operation center is located at 24370 Avenue
Tibbitts, Suit 130, Valencia, California 91355.  This 1000 sq. ft. space is leased for $1,244.50 per month.

Additional office space was located at 7260 Spigno Place, Agua Dulce,
California 91350. This space was leased from a related party.  The lease is for executive office space (1090 Square feet) and office equipment.
The lease payment is $2,500 per month. This office space lease was terminated in September 2000.

With expansion of the H-Net Wireless Network it will be necessary to lease additional office space in the future.

Item 3.   Legal Proceedings

On December 13, 1999 the Company and Southern Arizona Graphic Associates,
Inc. ("Arizona Lithographers") settled a civil lawsuit filed on June 28,
1999 in the Pima County, Arizona. The Company issued Arizona
Lithographers 26,087 shares in exchange for certain photographic rights and reprints. The case was dismissed with prejudice on December 15, 1999.

On March 26, 1999, a civil case, brought by Clamar Capital Corp., was dismissed by District Court of Arapahoe, State of Colorado against
Conectisys Corp.

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

Item 4. Submission of Matters to a Vote of Security Holders

An annual stockholders meeting was held on March 15, 2000. Record holders of the Common stock as of February 14, 2000 (the "Record Date") were entitled to vote at the Meeting. As of the Record date, there were
15,609,888 shares of Common Stock issued and outstanding. Holders of the
Common Stock on the Record Date were entitled to one vote for each share held as of the Record Date.  The nominees for the Board of Directors were
Robert Spigno, Lawrence Muirhead and Melissa Weger. The nominees received
74.7% of the possible votes and were retained as the current Board of
Directors until the next annual meeting of shareholders.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

The Company is authorized to issue 250,000,000 shares of no par value
Common Stock.  As of the date of this Offering the Company had 24,046,938 shares of Common Stock issued.

ConectiSys Corporation's holders of Common Stock are each entitled to cast one vote for each Share held of record on all matters presented to shareholders.  Cumulative voting is not allowed; hence, the holders of a majority of the outstanding Common Stock can elect all directors. There are however 140,020 shares of Class A Preferred Stock, $1.00 par value, outstanding and up to One (1) million shares are authorized that can be issued with super voting rights of 100 to 1 (100 votes for each share of
Class A Preferred Stock).

Holders of Common Stock are entitled to receive such dividends as may be declared by the Board of Directors out of funds legally available therefore and, in the event of liquidation, to share pro rata in any distribution of the Company's assets after payment of liabilities.  The
Board of Directors in not obligated to declare a dividend and it is not anticipated that dividends will be paid until the Company is in profit.

Holders of Common Stock do not have preemptive rights to subscribe to additional shares if issued by the Company.  There are no conversion, redemptions, sinking fund or similar provisions regarding the Common
Stock.  All of the outstanding Shares of Common Stock are fully paid and non-assessable and all of the Shares of Common Stock offered thereby will be, upon issuance, fully paid and non-assessable.

Holders of Shares of Common Stock will have full rights to vote on all matters brought before shareholders for their approval. The holders of
Common Stock will have no conversion, preemptive or other subscription rights.  The Shares of Common Stock outstanding at the Closing will be validly issued, fully paid, and non-assessable.

As of November 1, 2000, there were over 2500 shareholders of record of the Company's common stock.

Price Range Of Common Stock

The Company's Common Stock is listed on the NASDAQ electronic bulletin board under the symbol "CNES".  The following table sets forth the range of high and low sales prices for the Common Stock as reported by the
NASDAQ electronic bulletin board for each quarter since 1999 (calendar years):

       Year   Quarter      Close       High        Low

       1999   First        0.644      0.712      0.589
              Second       0.434      0.455      0.406
              Third        0.782      0.833      0.743
              Fourth       0.688      0.748      0.631

       2000   First        1.700      1.850      1.619
              Second       0.746      1.110      0.468
              Third        0.579      0.624      0.546
              Fourth       0.219      0.251      0.199

The Preferred Stock

The Company's Board of Directors is currently authorized to issue
50,000,000 shares of Preferred Stock; the Board of Directors has authorized the issuance of 1,000,000 shares of Class A Preferred Stock with 100 to 1 voting rights.  At the present time there is 140,020 shares of Class A Preferred Stock issued and outstanding, all of which is owned by the CEO and President of the Company, Robert A. Spigno.

Further the Board of Directors has authorized the issuance of 1,000,000 shares of Class B Preferred Stock, which is convertible at any time at the rate of 10 shares of Common Stock for each share of Class B Preferred
Stock. Such Preferred Stock may have the effect of delaying or preventing a change in control of the Company without further shareholder action and may adversely affect the rights and powers, including voting rights, of the holders of Common Stock.

Voting Rights

Holders of the Company's Common Stock are entitled to one vote per share for each Common Share held of record by Company shareholders. Class A
Preferred stockholders are entitled to 100 votes per Share for each share of Class A Preferred Stock.

Dividend Policy

The Company does not currently intend to declare or pay any dividends on its Common Stock, except to the extent that such payment is consistent with the Company's overall financial condition and plans for growth.  As the Company obtains the projected profits, substantial dividends may be delivered to the shareholders of record.  Any future determination to declare and pay dividends will be at the discretion of the Company's
Board of Directors and will be dependent on the Company's financial condition, results of operations, cash requirements, plans for expansion, legal limitations, contractual restrictions and other factors deemed relevant by the Board of Directors.

Stock Issuances

In October 1999, the Company re-acquired and canceled 17,500 common shares from the former president of PrimeLink, in return for a $12,000 consulting agreement.

During the months October, 1999 through March, 2000, the Company issued a total of 241,200 shares of its common stock valued at $52,919 in a private placement, which management believes are exempt from registration under 4(2) of the 1933 Securities Act.  In conjunction with this issuance and the March through September, 1999 issuance noted above, certain shareholders received warrants to purchase 506,500 shares of common stock at $2.00 per share through November 1, 2001.

During the period October, 1999 through September, 2000, the Company issued a total of 2,612,796 shares of its common stock to various consultants for services rendered and to be rendered (retainer of
$128,611) totaling $1,051,932.

In November, 1999, the Company received cash of $66,927 to cover the balance due on an old subscription for 300,000 shares of the Company's common stock.

In November, 1999 through September, 2000, the Company issued 240,000 shares of its common stock to its outside accountant for services rendered and to be rendered (retainer of $4,935) in the amount of
$130,000.

In December, 1999 and February, 2000, the Company issued 879,309 shares of its common stock to current and former officers for accrued compensation in the amount of $419,747.

In December, 1999, the Company issued an additional 19,804 shares of its common stock valued at $7,195 (net of 6,283 canceled shares valued at
$10,805) in full settlement of a vendor dispute.

506 Private Placement Offering - On February 1, 2000 the Company began a
Private Placement Offering under Regulation D, Rule 506 in two (2) year, and 10% interest bearing Convertible Notes.  The Notes were convertible to restricted common stock at a rate of 50% of the market price at the date of conversion. These notes were only sold to accredited investors as the term is defined in the private placement memorandum and rule 501(a)
of regulation D promulgated by the Securities and Exchange Commission
(SEC) under the 1933 act with a minimum investment OF $25,000.00. The
Private Placement Memorandum can be viewed in its entirety on the
Company's web site www.conectisys.net. The Company sold $195,000.00 in
Promissory Notes. $120,000.00 have been converted to the Company's restricted common stock at the rate of $.598/share. Three (3) Promissory
Notes are still outstanding in the aggregate amount of $75,000.00. A Form
D was filed with the SEC as required by Regulation D of the 1933 Exchange
Act.

In February and March, 2000, a consultant exercised 250,000 common stock options at $125,000 ($0.50 per share)

In March, 2000, the Company issued 20,000 shares of its common stock for
$16,000 in legal services.

In March, 2000, the Company issued 500,672 shares of its common stock in subscriptions and private placements totaling $195,000, which management believes are exempt from registration under 4(2) of the 1933 Securities
Act.

In March, 2000, the Company issued 135,000 shares of its common stock to an officer for $89,042 in cash.

In March, 2000, the Company adjusted the exercise price on 2,600,000 common stock options previously issued to two officers and an employee, resulting in an increase in compensation expense of $1,113,610.

In April, 2000 through September, 2000, the Company issued 1,019,800 shares of its common stock through cash subscriptions totaling $242,450, which management believes are exempt from registration under 4(2) of the
1933 Securities Act, and for which $15,450 (representing 61,800 shares)
had not yet been collected as of September 30, 2000.

During April, 2000 through September, 2000, an additional 242,560 shares of the Company's common stock were issued in a private placement totaling
$68,087, which management believes are exempt from registration under
4(2) of the 1933 Securities Act. In conjunction with these and previous issuances, certain shareholders received warrants to purchase 446,305 shares of the Company's common stock at $2.00 per share through September
1, 2002.

In May, 2000, the Company's CEO exercised 2,056,346 common stock options and 20,000 Class A Preferred stock options in exchange for debt and accrued compensation aggregating $509,972.  $407,735 was transferred from stock options exercisable to common stock as a result of this transaction.

In June, 2000, a note-holder converted $200,000 principal value of debt into 800,000 shares of the Company's common stock (at $0.25 per share).

In August and September, 2000, three officers and an employee received
539,389 shares of the Company's common stock as payment for $229,693 of accrued compensation.

In September, 2000, old liabilities of $108,020 were transferred to shareholders' equity (deficit) in recognition of additional paid-in capital.

In September, 2000, the Company issued 500,000 common stock options to a consultant valued at $43,900 (representing a floating exercise price that was 15% below the current market price of the Company's common stock).

Item 6. Management's Discussion and Analysis or Plan of Operation

Results of Operations

The Company realized a net loss from operations of $3,576,910 for the fiscal year end September 30, 2000. The Company for the fiscal year end
1999 had a net loss from operations of $1,323,831. The Company had no revenue for the fiscal year end September 30, 2000 and $25,655 for the fiscal year 1999.

Plan of Operation

Loss on operations for the Company for the fiscal year end September 30,
2000 increased 270% from the prior year for the same period.  These losses are attributed to the Company's continued research and development associated with its H-Net System, marketing and general expenses.  The
Company will, over the next 12 months, rely on additional funding through the sale of common stock. The Company intends to register an offering of
10,000,000 new common shares via Form SB-2 Registration Statement.

Liquidity and Capital Resources

As of fiscal year end September 30, 2000, the Company had a negative working capital of  $888,172 consisting of $192,234 in current assets and
$1,080,406 in current liabilities.  The Company had a negative working capital of  $2,077,074 at fiscal year end 1999. The Company is dependent on achieving profitable operations through the success of its subsidiaries to continue as a going concern.

The Company had total assets of $285,538 as of the fiscal year end
September 30, 2000 and total liabilities of $1,155,406.  Shareholder deficit is $869,868 as compared to a deficit of $1,935,002 fiscal year end 1999. The Company issued 9,539,376 shares of common stock for cash and services during the fiscal year ending September 30, 2000.

Cash Flows

The Company had a net loss for the fiscal year ended September 30, 2000 of  $3,756,910.  The cash used in operations toward this loss was
$933,861.  The largest area of loss was the result of non-cash transactions to the Company. Services to the Company that were not paid with cash totaled $2,136,049.  The Company issued shares for $823,975 of stock restricted under rule 144 and incurred $182,000 in debt to finance the operating losses for the fiscal year ended September 30, 2000.

Effect of Inflation

Inflation did not have any significant effect on the operations of the
Company during the fiscal year ending September 30, 2000.  Further, inflation is not expected to have any significant effect on future operations of the Company.

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

None.

PART III

Item 9.   Directors, Executive Officers, Promoters and Control Persons;
Compliance With Section 16(a) of the Exchange Act

MANAGEMENT

The officers and directors of the Company are as follows:

Name                  Age       Position

Robert A. Spigno       45       Chairman of the Board of Directors
                                and Chief Executive Officer

Rodney W. Lighthipe    52       President

Lawrence Muirhead      40       Chief Technical Officer and Director

Patricia Spigno        42       Chief Financial Officer, Treasurer
                                and Secretary

Melissa Weger          24       Corporate Administrator and Director

The term of office of each director of the Company ends at the next annual meeting of the Company's stockholders or when such director's successor is elected and qualifies. The next annual meeting of stockholders is set for March 2001.

The following is a brief description of the business background of the directors/key employees of the Company.

Robert A. Spigno,
Chairman of the Board of Directors and Chief Executive Officer

Robert A. Spigno, age 45, has been Chief Executive Officer, President and
Chairman of the Board of the Company since August 1995.  Prior thereto,
Mr. Spigno received his general contractors license from the State of
California in 1978, and then ventured out to the home building industries as a sole proprietor.  In 1989, he formed a California corporation named
S.W. Carver Corporation, for which Mr. Spigno served as President and
Chairman of the Board since 1989. Mr. Spigno brings over 25 years of experience in executive management and majority ownership of several privately held companies.  He has been instrumental from concept to profitability in each of his companies, and offers ConectiSys the vision needed for the years ahead.

Rodney W. Lighthipe, President

Mr. Lighthipe, age 52, is the newly appointed President of the Company.
Mr. Lighthipe was formerly the Power Contracts Manager from 1974-1980 for
Southern California Edison in which he opened new transmission paths throughout the Western United States and Canada for the purchase and sale of bulk electrical power. He was also Research Manager from 1980-1987 and organized an International Consortium of Companies for the design, construction and operation of the world's largest Coal Gasification plant.

Mr. Lighthipe also served as the Director of Research from 1992-1996 for
San Diego Gas & Electric and was responsible for the development and deployment of new technologies.  Major projects included the installation of photovoltaics in remote areas and the launch of a "smart card" project employing residential telephone systems.

Mr. Lighthipe also acted as a Consulting Engineer in the energy and telecommunications fields as well as serving two tours of duty in Vietnam as a Lieutenant in the United States Navy.

Lawrence P. Muirhead,
Member of the Board of Directors and Chief Technology Officer

Mr. Muirhead, age 40, has been with the Company for over a year and he combines his excellent record of academic achievement with 18 years of engineering and research experience in the aerospace industry to help lead the Company in new product development and deployment.

Melissa Weger,
Member of the Board of Directors and Corporate Administrator

Ms. Weger, age 24 was appointed as a Director in November 1999 and she was elected as a Director by the shareholders on March 15, 2000. Ms.
Weger has been a great asset to the Company since her arrival in 1998.
Along with her public relations responsibilities, Ms. Weger manages the daily office activities of the Company.  Her efforts include the drafting and publishing of the Company's press releases as well as responding to inquires of the Company's shareholders.

Patricia A. Spigno,
Chief Financial Officer, Secretary and Treasurer

Ms. Spigno has been an officer of the Company since 1995. She has served in the past as a Director until 1997. Ms. Spigno brings 22 years experience in accounting and asset management.  This multi-talented individual adds professional stability and is the cornerstone of the
Company's corporate staff. Ms. Spigno is the former spouse of Robert A.
Spigno, the Company's CEO.

Committees of the Board of Directors

The Company has a Stock Option Committee, which currently is composed of
Robert A. Spigno, Lawrence Muirhead and Melissa Weger. The Committee
reviews all option grants under the Company's Non-Qualified Stock Option and Stock Bonus Plan.

Item 10. Executive Compensation

Remuneration for services in all capacities rendered to the Company for
1998 through September 30, 2000 with anticipated fiscal year 2001 compensation to all directors and officers, and as a total group as follows:

Name and                   Fiscal                            Other Annual        All Other
Principal Position          Year     Salary     Bonus *      Compensation      Compensation
Robert A. Spigno,           2000   $160,000     $80,000           -0-               -0-
CEO & Director              2001   $160,000     $80,000           -0-               -0-

Rodney W. Lighthipe,        2000     $5,000        -0-          -Stock-          $25,000
President                   2001   $120,000        -0-          -Stock-          $25,000

Patricia A. Spigno,         2000    $80,000     $40,000           -0-               -0-
Secretary & Treasurer       2001    $80,000     $40,000           -0-               -0-

Lawrence Muirhead,          2000   $150,000        -0-            -0-               -0-
CTO & Director              2001   $150,000        -0-            -0-               -0-

Melissa Weger,              2000    $36,400        -0-            -0-               -0-
Corp. Admin. & Director     2001    $36,400        -0-            -0-               -0-

All Executive Officers      2000   $431,400    $120,000           -0-               -0-
and Directors as a group    2001   $546,400    $120,000           -0-               -0-

*          All bonuses paid in restricted common stock.

As of fiscal year 2000, the Directors of the Company do not receive compensation for their services as directors but may be reimbursed for their reasonable expenses for attending Board meetings.

The Company has plans for profit sharing, insurance, and stock option plans for the benefit of its officers, directors or other employees for fiscal year 2000, but has not yet adopted any such programs.

In November 1999, the Company established a Non-Qualified Stock Option and Stock Bonus Plan for independent consultants to the Company. The Plan authorized the issuance of up to one (1) million shares of common stock.
In furtherance of the Plan the Company filed an S-8 Registration
Statement in December 1999. The purpose of the Plan is to compensate independent consultants of the Company through the granting of non-
qualified stock options (as described in Sections 83 and 421 of the
Internal Revenue Code).  Shares of stock covered by stock options and stock bonuses consist of 1,000,000 shares of the common stock of the
Company.  The entire registration has been filled. 600,000 shares were issued to consultants under the Plan for past services rendered and
150,000 represented retainers on ongoing consulting contracts; 250,000 shares were issued at $.50 per share pursuant to a Performance Award
Option to a Consultant. The entire 250,000-share option was exercised during the 2nd quarter ending March 31, 2000 resulting in  $125,000.00 in cash to the Company.

In September 2000, the Company amended its Non-Qualified Stock Option and
Stock Bonus Plan for independent consultants to the Company. The Amended
Plan authorized the issuance of up to one (1) million shares of common stock. In furtherance of the Amended Plan the Company filed an S-8
Registration Statement in September 2000. The purpose of the Amended Plan is to further compensate independent consultants of the Company through the granting of non-qualified stock options (as described in Sections 83 and 421 of the Internal Revenue Code).  Shares of stock covered by stock options and stock bonuses consist of 1,000,000 shares of the common stock of the Company. 100,000 shares were issued to consultants under the
Amended Plan for services and 500,000 shares represented retainers on ongoing consulting contracts.

Employment Agreements

1. The CEO of the Company, Mr. Spigno, entered into an agreement dated October 2, 1995 (which was amended September 1, 1997 and 1999, and on March 27, 2000) for a period of five years through April 1, 2005, and he is entitled to receive a base salary of $160,000 per year.  He shall further receive a bonus, paid at year-end, equal to 50% of the employee's salary, for continued employment.  The staying bonus will be compensated for with the Company's restricted common stock.  He is also granted an option to purchase up to 2,000,000 shares of the Company's restricted common stock at a price $.3864 per share.

2. The President of the Company, Mr. Lighthipe, entered into an agreement dated September 11, 2000 for a period of six months through
March 11, 2001, and he is entitled to receive a base salary of $120,000 per year.  Mr. Lighthipe was issued 100,000 shares of restricted common stock as a hiring bonus. He shall further receive performance bonuses
(paid in restricted common stock) upon successful completion of specific milestones pertaining to the implementation and deployment of the HNET
System. The incentive package could net Mr. Lighthipe up to 650,000 shares of restricted common stock. He is also granted an option to purchase up to 100,000 shares of the Company's restricted common stock at a price $.38 per share.

3. The Secretary and Treasurer of the Company, Ms. Spigno, entered into an Agreement dated October 2, 1995 (which was amended September 1, 1997 and 1999, and on March 27, 2000) for a period of five years through April
1, 2005, and she is entitled to receive a base salary of $80,000 per year.  She shall further receive a bonus, paid at year-end, equal to 50%
of the employee's salary, for continued employment.  The staying bonus shall be compensated for with the Company's restricted common stock.  She is also granted an option to purchase up to 500,000 shares of the
Company's restricted common stock at a price of $.38 per share.

4. The Chief Technical Officer of the Company, Mr. Muirhead,
entered into an Agreement dated August 1, 1998 for an initial term of three years, and he is entitled to receive a base salary of $150,000 per year, with a minimum of $90,000 to be paid annually in cash and the balance paid (at the option of the Company) in cash or restricted common stock under rule 144.  He shall receive a hire-on bonus of $75,000 worth of the Company's restricted common stock under rule 144, at one-half market price.  Mr. Muirhead shall further receive performance bonuses
(paid in restricted common stock, as above) upon successful completion of specific milestones pertaining to the implementation and deployment of certain software (up to $862,500).  If substantially all performance milestones are met, he is also granted an option to purchase up to
500,000 shares of the Company's restricted common stock at a price equal to 60% of the average market value for the prior 180 days of trading from the date of purchase.

Item 11. Security Ownership of Certain Beneficial Owners and Management

PRINCIPAL SHAREHOLDERS

As of September 30, 2000, the Company had 23,527,738 outstanding shares of common stock.  Each common share entitles the holder to one vote on any matter submitted to shareholders for approval.  The Company has authorized 1,000,000 shares of Class A Preferred Stock, $1.00 par value per share, of which 140,020 shares currently are issued and outstanding.
Class A Preferred stock has 100 to 1 voting rights.  Also authorized are
1,000,000 shares of Class B Preferred Stock, $1.00 par value per share.
Class B Preferred stock has conversion rights of 10 common stock shares for each share Class B Preferred stock of which there is no stock outstanding.

The following table sets forth information, as of the date hereof with the respect to the beneficial ownership of shares of Common Stock by (i)
each person known by the Company to be owner of more than 5% of the outstanding shares of Common Stock; (ii) each director and officer; and
(iii) all officers and directors as a group. Additionally, the table sets forth the issued and outstanding shares of Class A Preferred Stock.

                                          Number of     Percentage of
Common Stock                                Shares       Common Stock

 NONE

Security Ownership of Management
 Robert A. Spigno*                        2,698,701         11.4%
 Rodney W. Lighthipe*                       100,000          0.4%
 Patricia A. Spigno *                     1,470,838          6.3%
 Lawrence P. Muirhead*                      796,796          3.4%
 Melissa Weger*                              54,138          0.2%

Total Directors and Officers as a whole   5,390,473         22.9%

                                          Number of     Percentage of
Class A Preferred Stock                     Shares    Class A Preferred
 Robert A. Spigno*                          140,020        100.0%

* Address: 24730 Avenue Tibbetts, Suite 130, Valencia, California 91355

The Company has options outstanding to purchase 6,156,709 shares of restricted stock and 1,000,000 shares of Class B Preferred Stock, which is convertible at a rate of 10 to 1 into restricted Common Stock or
10,000,000 shares of restricted Common Stock. The Company has a total of
16,156,709 in Options for restricted common stock including the Options for Class B Preferred Stock.

The Company has 1,513,055 warrants to purchase one (1) share of restricted Common Stock each at $2.00 per share; 506,500 are exercisable until November 1, 2001, 446,305 are exercisable until September 1, 2002 and the remaining 560,250 are exercisable until March 3, 2003.

The Company has 500,000 shares of common stock options to various
Consultants at a 15% discount from the market value that are exercisable until September 1, 2001.

The Company has 1,000,000 shares of Class B Preferred Stock Options to purchase one (1) share of Class B Preferred Stock, which is convertible to ten (10) shares of restricted Common Stock, at a price of $5.00 per share of Class B Preferred Stock or if converted $.50 per share of restricted common stock; These Options are exercisable until November 1,
2001.

The Company has 9,980 shares of Class A Preferred Stock Options to purchase one (1) share of Class A Preferred Stock, at a price of $1.00 per share; These Options are exercisable until June 16, 2001 and are vested with the Company's President and CEO, Robert A. Spigno.

The Company has an additional 4,143,654 options to purchase one (1) of restricted Common Stock held by various Directors and Officers of the
Company as indicated below:

Common Stock              No. Options   Exercise Price   Expiration Date

 Robert A. Spigno           1,443,654        $.3864             12/2/00
 Rodney W. Lighthipe          100,000        $.38               3/11/02
 Lawrence Muirhead          2,000,000 (*)    $.50              12/31/02
 Patricia Spigno              500,000        $.38               8/31/04
 Melissa Weger                100,000        $.38              12/31/02

Class A Preferred Stock

 Robert A. Spigno               9,980       $1.00               6/16/01

Class B Preferred Stock

 Robert A. Spigno             500,000       $5.00               6-12-01

(*) Options contingent upon completion of certain milestones.

Item 12.  Certain Relationships and Related Transactions

The Company previously leased office space from S.W. Carver Corporation, a company owned by Robert A. Spigno (President and CEO of the Company)
and Patricia A. Spigno (Secretary and Treasurer of the Company).  The
lease was for a period of twelve months, renewable annually each April at the option of the lessee.  Effective April 1998, the monthly rent was increased from $2,000 to $2,500. The lease was terminated in September
2000. Lease expense for the fiscal year ending September 30, 2000 and the ten-month period ended September 30, 1999 was $27,500 and $25,000, respectively.

Item 13.  Exhibits and Reports on Form 8-K

(a) Exhibits

      Financial Data Schedule
      Financial Statements

(b) Since October 1, 1999 the Registrant filed the following current reports on Form 8-K:

      September 22, 2000, November 24, 1999 and October 18, 1999.

Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.

                             CONECTISYS CORPORATION

Date: January 12, 2001                       By  /S/ Robert A. Spigno
                                              Robert A. Spigno, CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant and in the capacities and on the dates indicated have signed this Report below.

Signature
Title

Date
/S/ Robert A. Spigno
(Robert A. Spigno)
Chairman of the Board &
Chief Executive Officer,

January 12, 2001

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2000

                                                              Page No.

INDEPENDENT AUDITORS' REPORT                                      1-2

CONSOLIDATED FINANCIAL STATEMENTS

     Consolidated Balance Sheet                                   3-4

     Consolidated Statements of Operations                          5

     Consolidated Statements of Changes in
       Shareholders' Equity (Deficit)                            6-10

     Consolidated Statements of Cash Flows                      11-13

     Notes to Consolidated Financial Statements                 14-38

INDEPENDENT AUDITORS' REPORT

Board of Directors
Conectisys Corporation and Subsidiaries
Valencia, California

We have audited the accompanying consolidated balance sheet of Conectisys
Corporation and Subsidiaries (a development stage company) (the "Company")
as of September 30, 2000, and the related consolidated statements of operations, changes in shareholders' equity (deficit), and cash flows for the year ended September 30, 2000, the ten month period beginning December
1, 1998 and ending September 30, 1999, and the cumulative period from
December 1, 1990 (inception of development stage) through September 30, 2000, except that we did not audit the financial statements as of and for the period ended November 30, 1997; these financial statements were audited by other auditors, whose reports dated March 6, 1998 (for the period December 1, 1990
(inception of the development stage) through November 30, 1997) and January 9,
1995 (for the period December 1, 1990 (inception of the development stage)
through November 30, 1994), respectively, expressed a going concern uncertainty.
These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Conectisys Corporation and Subsidiaries as of September 30,
2000, and the results of their operations and their cash flows for the year ended September 30, 2000, the ten month period beginning December 1, 1998 and ending September 30, 1999, and the cumulative period from December 1,
1990 (inception of development stage) through September 30, 2000, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in
Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a deficiency in working capital at
September 30, 2000.  These matters raise substantial doubt about its ability to continue as a going concern.  Management's plans concerning these matters are also described in Note 1.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                         Hurley & Company

Granada Hills, California
December 19, 2000

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
CONSOLIDATED BALANCE SHEET
September 30, 2000

ASSETS

Current assets:
Cash and cash equivalents                            $    33,688
     Prepaid expenses and deposits                       158,546
                                                     -----------
Total current assets                                     192,234

Property and equipment, net of
     accumulated depreciation of
     $220,987                                             93,304

Other assets:
License rights and technology, net of
  accumulated amortization of
  $421,478                                                   -
                                                     -----------

     Total assets                                    $   285,538
                                                     ===========

The accompanying notes are an integral part of these consolidated financial statements.

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
CONSOLIDATED BALANCE SHEET (continued)
September 30, 2000

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
  Accounts payable                                   $     97,827
  Accrued compensation                                    438,647
  Due to officer                                           75,000
  Other current liabilities                               152,995
  Notes payable and
    current portion of long-term debt                     315,937
                                                     ------------
Total current liabilities                               1,080,406

Long-term debt, net of current portion                     75,000

Commitments and contingencies                                 -

SHAREHOLDERS' DEFICIT:

Preferred stock - Class A, $1.00 par value;
  1,000,000 shares authorized, 140,020
  shares issued and outstanding                           140,020
Convertible preferred stock - Class B,
  $1.00 par value; 1,000,000 shares
  authorized, -0- shares issued and outstanding               -
Common stock, no par value; 250,000,000
  shares authorized, 23,527,738
  shares issued and outstanding                        16,187,421
Stock options exercisable, convertible preferred
  stock - Class B, 1,000,000 stock options
  issued and outstanding, common stock -
  3,207,154 stock options issued and outstanding          999,775
Stock subscriptions receivable (61,800 common shares)     (15,450)
Deficit accumulated during the development stage      (18,181,634)
                                                     ------------
Total shareholders' deficit                              (869,868)
                                                     ------------
Total liabilities and
 shareholders' deficit                               $    285,538
                                                     ============

The accompanying notes are an integral part of these consolidated financial statements.

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Year Ended September 30, 2000,
the Ten Month Period Beginning December 1, 1998 and Ending
September 30, 1999, and the Cumulative Period
From December 1, 1990 (Inception) Through September 30, 2000

                               Year      Ten Months    Dec. 1, 1990
                              Ended         Ended       (Inception)
                          September 30, September 30,     Through
                               2000          1999     Sept. 30, 2000
                           -----------   -----------  --------------
Net revenues               $       -     $    25,655    $    517,460

Cost of sales                  110,466        94,434         529,791
                           -----------   -----------  --------------
Gross loss                    (110,466)      (68,779)        (12,331)

Operating expenses:
 General and administrative  3,387,331       928,186      13,345,823
 Bad debt expense                  -             -         1,680,522
                           -----------   -----------  --------------
Loss from operations        (3,497,797)     (996,965)    (15,038,676)

Other income (expense):
 Settled damages                   -          25,000          25,000
 Other income                   12,072           -            12,072
 Interest income                     3           227         102,918
 Interest expense              (91,188)      (68,960)       (967,845)
 Write-off of
  intangible assets                -        (283,133)     (1,299,861)
 Minority interest                 -             -            62,500
                           -----------   -----------  --------------
Net loss                   $(3,576,910)  $(1,323,831) $  (17,103,892)
                           ===========   ===========  ==============

Weighted average number
 of shares outstanding -
 basic and diluted          17,948,218    12,244,646

Net loss per share -
 basic and diluted         $      (.20)  $      (.11)
                           ===========   ===========

The accompanying notes are an integral part of these consolidated financial statements.

CONECTISYS CORORATION AND SUBSIDIARIES (A Development Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
For the Cumulative Period December 1, 1990 (Inception) Through September 30, 2000

                                                                           Common                  Deficit
                                                                             and                 Accumulated       Total
                                  Preferred Stock      Common Stock        Pref. B      Stock     During the  Shareholders'
                                     Class A           No Par Value         Stock     Subscript.  Development      Equity
                                  Shares    Value    Shares       Value    Options    Receivable    Stage        (Deficit)
                               --------- ---------- ---------- ----------- ---------- ---------- ------------ -----------
Balance,
 December 1, 1990
(re-entry
  development stage)                 -   $      -       10,609 $ 1,042,140 $      -   $      -   $ (1,042,140)$       -

Shares issued in exchange for:
 Cash, May 31, 1993                  -          -        1,000       1,000        -          -            -         1,000
 Capital contribution,
  May 31, 1993                       -          -        2,000         515        -          -            -           515
 Services, March 26, 1993            -          -        2,000         500        -          -            -           500
 Services, March 26, 1993            -          -        1,200         600        -          -            -           600
Net loss for the year                -          -          -           -          -          -         (5,459)     (5,459)
                               --------- ----------  --------- ----------- ---------- ------------ ---------- -----------
Balance,
 November 30, 1993                   -          -       16,809   1,044,755        -          -     (1,047,599)     (2,844)

Shares issued in exchange for:
 Services, May 1, 1994               -          -        2,400       3,000        -          -            -         3,000
 Cash, September 1, 1994             -          -       17,771      23,655        -          -            -        23,655
 Services, September 15, 1994        -          -        8,700      11,614        -          -            -        11,614
 Cash, September 26, 1994            -          -        3,000      15,000        -          -            -        15,000
 Cash, October 6, 1994            16,345     16,345        -           -          -          -            -        16,345
 Cash, September and October,
  1994                               -          -        1,320      33,000        -          -            -        33,000
Net loss for the year                -          -          -           -          -          -        (32,544)    (32,544)
                               --------- ----------  --------- ----------- ---------- ------------ ---------- -----------
Balance,
 November 30, 1994                16,345     16,345     50,000   1,131,024        -          -     (1,080,143)     67,226

The accompanying notes are an integral part of these consolidated financial statements.

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
For the Cumulative Period December 1, 1990 (Inception) Through September 30, 2000

                                                                           Common                  Deficit
                                                                             and                 Accumulated       Total
                                  Preferred Stock      Common Stock        Pref. B      Stock     During the  Shareholders'
                                     Class A           No Par Value         Stock     Subscript. Development      Equity
                                  Shares    Value    Shares       Value    Options    Receivable    Stage        (Deficit)
                               --------- ---------- ---------- ----------- ---------- ---------- ------------ -----------
Shares issued in exchange for:
 Cash, February 13, 1995             -   $      -        1,160 $   232,000 $      -   $      -   $        -   $   232,000
 Debt repayment, February 13,
  1995                               -          -        2,040     408,000        -          -            -       408,000
 Debt repayment, February 20,
  1995                               -          -        4,778     477,810        -          -            -       477,810
 Acquisition of assets, CIPI
  February, 1995                     -          -       28,750   1,950,000        -          -            -     1,950,000
 Acquisition of assets, April 5,
  1995                               -          -       15,000         -          -          -            -           -
 Cash and services, April and
  May 1995                           -          -       16,000     800,000        -          -            -       800,000
 Cash, June 1, 1995                  -          -          500      30,000        -          -            -        30,000
 Acquisition of assets and
  services, September 26, 1995       -          -        4,000     200,000        -          -            -       200,000
 Cash, September 28, 1995            -          -           41       3,000        -          -            -         3,000
 Acquisition of assets,
  September 1995                     -          -       35,000   1,750,000        -          -            -     1,750,000
 Return of assets, CIPI
  September, 1995                    -          -      (27,700) (1,950,000)       -          -            -    (1,950,000)
Net loss for the year                -          -          -           -          -          -     (2,293,867) (2,293,867)
                               ---------  ----------- -------- -----------   -------- ------------ ---------- -----------
Balance,
 November 30, 1995                16,345     16,345    129,569   5,031,834        -          -     (3,374,010)  1,674,169

Shares issued in exchange for:
 Cash, February, 1996                -          -        1,389     152,779        -          -            -       152,779
 Debt repayment, February 1996       -          -       10,000     612,000        -          -            -       612,000
 Services, February, 1996            -          -        3,160     205,892        -          -            -       205,892
 Cash, March, 1996                   -          -          179      25,000        -          -            -        25,000

The accompanying notes are an integral part of these consolidated financial statements.

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
For the Cumulative Period December 1, 1990 (Inception) Through September 30, 2000

                                                                           Common                  Deficit
                                                                             and                 Accumulated       Total
                                  Preferred Stock      Common Stock        Pref. B      Stock     During the  Shareholders'
                                     Class A           No Par Value         Stock     Subscript. Development      Equity
                                  Shares    Value    Shares       Value    Options    Receivable    Stage        (Deficit)
                               --------- ---------- ---------- ----------- ---------- ---------- ------------ -----------
Shares returned and canceled,
  March, 1996                        -   $      -      (15,000)$       -   $      -   $      -   $        -   $       -
 Services, April, 1996               -          -           13       2,069        -          -            -         2,069
 Services, September, 1996         4,155      4,155        586      36,317        -          -            -        40,472
 Services, October, 1996             -          -        6,540     327,000        -          -            -       327,000
 Debt repayment, November, 1996      -          -        2,350      64,330        -          -            -        64,330
Net loss for the year                -          -          -           -          -          -     (2,238,933) (2,238,933)
                               --------- ---------- ---------- -----------  ---------- --------- ------------ -----------
Balance,
 November 30, 1996                20,500     20,500    138,786   6,457,221        -          -     (5,612,943)    864,778

Shares issued in exchange for:
 Services, March, 1997               -          -          228       6,879        -          -            -         6,879
 Services, April, 1997               -          -          800      13,120        -          -            -        13,120
 Services, July, 1997                -          -        1,500      16,200        -          -            -        16,200
 Cash, July, 1997                    -          -       15,000     300,000        -          -            -       300,000
 Services, August, 1997              -          -        5,958      56,000        -          -            -        56,000
Adjustment for partial shares due
 to reverse stock split (1:20)       -          -          113         -          -          -            -           -
 Services, October, 1997             -          -    1,469,666     587,865        -          -            -       587,865
 Debt repayment, October, 1997       -          -    1,540,267     620,507        -          -            -       620,507
 Cash, October, 1997                 -          -    1,500,000     281,250        -          -            -       281,250
 Services, November, 1997            -          -        4,950      10,538        -          -            -        10,538
Net loss for the year                -          -          -           -          -          -     (2,739,268) (2,739,268)
                               --------- ---------- ---------- ----------- ---------- ----------  ----------- -----------
Balance,
 November 30, 1997                20,500     20,500  4,677,268   8,349,580        -          -     (8,352,211)     17,869

The accompanying notes are an integral part of these consolidated financial statements.

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
For the Cumulative Period December 1, 1990 (Inception) Through September 30, 2000

                                                                           Common                  Deficit
                                                                             and                 Accumulated       Total
                                  Preferred Stock      Common Stock        Pref. B      Stock     During the  Shareholders'
                                     Class A           No Par Value         Stock     Subscript. Development      Equity
                                  Shares    Value    Shares       Value    Options    Receivable    Stage        (Deficit)
                               --------- ---------- ---------- ----------- ---------- ---------- ------------ -----------
Shares issued in exchange for:
 Services, December, 1997
  through November, 1998             -   $      -    2,551,610 $ 2,338,264 $      -   $      -            -   $ 2,338,264
 Debt repayment, April, 1998
  through September, 1998            -          -      250,000     129,960        -          -            -       129,960
 Cash, January, 1998 through
  July, 1998                         -          -    4,833,334   1,139,218        -          -            -     1,139,218
 Acquisition of assets,
  July, 1998                         -          -      300,000     421,478        -          -            -       421,478
 Acquisition of remaining 20%
  minority interest in
  subsidiary, July, 1998             -          -       50,000      59,247        -          -            -        59,247
 Services, November, 1998         60,000     60,000        -           -          -          -            -        60,000
Net loss for the year                -          -          -           -          -          -     (4,928,682) (4,928,682)
                               --------- ---------- ---------- ----------- ---------- ------------ ---------- -----------
Balance,
 November 30, 1998                80,500     80,500 12,662,212  12,437,747        -          -    (13,280,893)   (762,646)

Shares issued in exchange for:
 Shares returned and canceled,
  December, 1998                     -          -   (1,350,000)   (814,536)       -          -            -      (814,536)
 Services, December, 1998
  through September, 1999            -          -      560,029     349,454    150,000        -            -       499,454
 Cash, December, 1998
  through September, 1999            -          -    1,155,800     129,537        -          -            -       129,537
 Debt repayment, Sept., 1999      39,520     39,520    960,321     197,500    100,000        -            -       337,020
Net loss for the period              -          -          -           -          -          -     (1,323,831) (1,323,831)
                               --------- ---------- ---------- -----------   -------- ------------ ---------- -----------
Balance,
 September 30, 1999              120,020    120,020 13,988,362  12,299,702    250,000        -    (14,604,724) (1,935,002)

The accompanying notes are an integral part of these consolidated financial statements.

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
For the Cumulative Period December 1, 1990 (Inception) Through September 30, 2000

                                                                           Common                  Deficit
                                                                             and                 Accumulated       Total
                                  Preferred Stock      Common Stock        Pref. B      Stock     During the  Shareholders'
                                     Class A           No Par Value         Stock     Subscript. Development      Equity
                                  Shares    Value    Shares       Value    Options    Receivable    Stage        (Deficit)
                               --------- ---------- ---------- ----------- ---------- ---------- ------------ -----------
Shares re-acquired and
  canceled, October, 1999            -   $      -      (17,500)$   (12,000)$      -   $      -   $        -   $   (12,000)
Shares issued in exchange for:
 Services, October, 1999 through
  September, 2000, valued from
  $0.25 to $0.80 per share           -          -    2,405,469     990,949        -          -            -       990,949
 Retainers, debt and accrued
  liabilities, October, 1999
  through September, 2000, valued
  from $0.25 to $1.57 per share      -          -    2,799,579   1,171,638        -          -            -     1,171,638
 Cash, October, 1999 through
  September, 2000, with subscription
  prices ranging from $0.25 to
  $0.66 per share                    -          -    2,295,482     839,425        -      (15,450)         -       823,975
Reduction of exercise prices
  on officer and employee common
  stock options, March, 2000, to
  $0.38 and approximately $0.39
  per share                          -          -          -           -    1,113,610        -                  1,113,610
Exercise of officer stock
  options, May, 2000, with
  common stock strike prices
  ranging from $0.15 to approx.
  $0.39 per share, in exchange
  for officer debt                20,000     20,000  2,056,346     897,707   (407,735)       -            -       509,972
Issuance of consultant stock
  options, September, 2000, with
  floating exercise prices
  set at 15% below current market    -          -          -           -       43,900        -            -        43,900
Net loss for the year                -          -          -           -          -          -     (3,576,910) (3,576,910)
                               --------- ---------- ---------- ----------- ---------- ---------- ------------ -----------
Balance,
 September 30, 2000              140,020 $  140,020 23,527,738 $16,187,421 $  999,775 $  (15,450)$(18,181,634)$(869,868)
                               ========= ========== ========== =========== ========== ========== ============ ===========
The accompanying notes are an integral part of these consolidated financial statements.

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Year Ended September 30, 2000,
the Ten Month Period Beginning December 1, 1998 and Ending
September 30, 1999, and the Cumulative Period
From December 1, 1990 (Inception) Through September 30, 2000

                                Year     Ten Months      Dec. 1, 1990
                                Ended       Ended         (Inception)
                           September 30, September 30,       Through
                                2000         1999        Sept. 30, 2000
                            -----------  ------------    -------------
Cash flows from operating
 activities:
  Net loss                  $(3,576,910) $ (1,323,831)    $(17,103,892)

Adjustments to reconcile
 net loss to net cash used
 in operating activities:
  Stock issued for services   2,136,459      (315,082)       6,283,837
  Stock issued for interest         -             -            535,591
  Provision for bad debt
   write-offs                       -             -          1,422,401
  Minority interest                 -             -            (62,500)
  Settled damages                   -         (25,000)         (25,000)
  Write-off of intangible
    assets                          -         283,133        1,299,861
  Depreciation and
    amortization                 86,701       121,413        1,610,588
  Changes in:
   Accounts receivable              -             -             (4,201)
   Accrued interest
    receivable                      -             -            (95,700)
   Prepaid exp. and deposits    (18,000)       (7,000)         (25,000)
   Accounts payable             (16,305)      (13,096)         246,036
   Accrued compensation         286,835       478,440        1,236,740
   Due to officer               154,683       555,193          709,876
   Other current liabilities     12,676       161,088          371,566
                            -----------  ------------    -------------
Total adjustments             2,643,049     1,239,089       13,504,095
                            -----------  ------------    -------------
Net cash used in
 operating activities          (933,861)      (84,742)      (3,599,797)
                            -----------  ------------    -------------

The accompanying notes are an integral part of these consolidated financial statements.

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Year Ended September 30, 2000,
the Ten Month Period Beginning December 1, 1998 and Ending
September 30, 1999, and the Cumulative Period
From December 1, 1990 (Inception) Through September 30, 2000

                                Year      Ten Months      Dec. 1, 1990
                               Ended        Ended          (Inception)
                           September 30, September 30,        Through
                                2000         1999        Sept. 30, 2000
                            -----------  ------------    -------------
Cash flows from investing
 activities:
  Issuance of
   notes receivable         $       -    $        -      $  (1,322,500)
  Costs of license rights
   and technology                   -             -            (94,057)
  Purchase of equipment         (44,933)      (12,255)        (181,109)
                            -----------   -----------    -------------
Net cash used in
 investing activities           (44,933)      (12,255)      (1,597,666)
                            -----------   -----------    -------------
Cash flows from financing
 activities:
  Common stock issuance         823,975       129,537        2,953,385
  Preferred stock issuance          -             -             16,345
  Proceeds from debt, other     182,000           -          1,852,691
  Proceeds from debt, related       -             -            206,544
  Proceeds from stock purchase      -             -            281,250
  Payments on debt, other       (20,497)      (11,270)         (46,407)
  Payments on debt, related         -             -            (53,172)
  Decrease in stock....................
   subscription receivable          -             -             20,000
  Contributed capital               -             -                515
                            -----------   -----------    -------------
Net cash provided by
  financing activities          985,478       118,267        5,231,151
                            -----------   -----------    -------------
Net increase in
  cash and cash equivalents       6,684        21,270           33,688

Cash and cash equivalents
  at beginning of period         27,004         5,734              -
                           ------------   -----------    -------------
Cash and cash equivalents
  at end of period         $     33,688   $    27,004    $      33,688
                           ============   ===========    =============

The accompanying notes are an integral part of these consolidated financial statements.

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Year Ended September 30, 2000,
the Ten Month Period Beginning December 1, 1998 and Ending
September 30, 1999, and the Cumulative Period
From December 1, 1990 (Inception) Through September 30, 2000

                                Year      Ten Months      Dec. 1, 1990
                               Ended        Ended          (Inception)
                           September 30, September 30,        Through
                                2000         1999        Sept. 30, 2000
                            -----------   -----------    -------------
Supplemental disclosures of
  cash flow information:

  Cash paid for interest    $    45,020   $        92    $     175,937
                            ===========   ===========    =============

  Cash paid for income taxes$     1,600   $       -      $       3,250
                            ===========   ===========    =============

Non-cash investing and financing activities:

  Common stock issued
   in exchange for:
    Note receivable         $       -     $       -      $     281,250
    Prepaid expenses        $   133,546   $       -      $     133,546
    Property and equipment  $       -     $       -      $     130,931
    Licenses and technology $       -     $       -      $   2,191,478
    Acquisition of remaining
     minority interest in
     subsidiary             $       -     $       -      $      59,247
    Repayment of debt and
     interest               $ 1,548,064   $   197,500    $   3,352,859
    Services and interest   $       -     $       -      $   4,949,192
  Preferred stock issued
   in exchange for:
    Services                $       -     $       -      $      60,000
    Repayment of debt       $    20,000   $    39,520    $      59,520
  Preferred stock options
   issued in exchange for:
    Repayment of debt       $       -     $   100,000    $     100,000

The accompanying notes are an integral part of these consolidated financial statements.

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2000

Note 1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Conectisys Corporation (the "Company") was incorporated under the laws of Colorado on February 3, 1986, to analyze and invest in business opportunities as they may occur.

In September 1995, the Company acquired 80% of the outstanding stock of TechniLink, Inc., a California corporation, and 80% of the outstanding stock of PrimeLink, Inc., a Kansas corporation, in exchange for an aggregate of 10,000 shares of the Company's common stock.  The acquisitions were accounted for as purchases.  At the date of acquisition, both PrimeLink and TechniLink are start-up companies with no material operating activity.

The acquisitions of these companies occurred in connection with the signing of the license agreements discussed in Note 10.  The
Company issued a total of 35,000 shares of common stock and
assumed a loan of $400,000 to acquire the licenses and the
Corporations.  The only major asset acquired from PrimeLink and
TechniLink was the license and technology.  The aggregate
transactions were valued at $1,750,000, the fair market value of common stock issued, and recorded in licenses and technology on the balance sheet.

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

On July 15, 1998, United Telemetry Company, Inc. was incorporated in the State of Nevada as a wholly-owned subsidiary of the
Company.

On July 22, 1998, the Company acquired the remaining 20% interest

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2000

Organization (continued)

in TechniLink, Inc. for 50,000 shares of the Company's common stock valued at $59,247.

On January 11, 2000, a new Nevada corporation,
eEnergyServices.com, Inc., was formed, which has no net assets and which has not, as yet, commenced operations.  PrimeLink, Inc. and
TechniLink, Inc. are in the process of winding down.  Upon
dissolution, their assets will be distributed to Conectisys
Corporation.  PrimeLink, Inc. will do its future business in
California as United Telemetry Company.

Basis of presentation and going concern uncertainty

The accompanying consolidated financial statements include the accounts and transactions of Conectisys Corporation, its wholly-
owned subsidiaries TechniLink, Inc. and United Telemetry Company,
Inc., and its 80% owned subsidiary PrimeLink, Inc.  All material intercompany transactions and balances have been eliminated in the accompanying consolidated financial statements.  Certain prior period balances in the accompanying consolidated financial
statements have been reclassified to conform to the current year's presentation.

The Company returned to the development stage in accordance with
SFAS No. 7 on December 1, 1990 and during the fiscal year ended
November 30, 1995.  The Company has completed two mergers and is in the process of developing its technology and product lines.

As of September 30, 2000, the Company had a deficiency in working capital of approximately $890,000, and had incurred continual net losses since its return to the development stage ($2.2 million in
1996, $2.7 million in 1997, $4.9 million in 1998,  $1.3 million in
1999 (ten months), and $3.6 million in 2000, which raise
substantial doubt about the Company's ability to continue as a going concern.

Management's plans for correcting these deficiencies include the future sales of their newly licensed products and to raise capital through the issuance of common stock and from continued officer advances to assist in providing the Company with the liquidity necessary to retire its outstanding debt and meet operating
expenses (See Notes 14(a) and 14(b)).  In the longer term, the
Company plans to achieve profitability through the operations

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2000

Basis of presentation and going concern uncertainty (continued)

of its subsidiaries.  The accompanying consolidated financial statements do not include any adjustments relating to the
recoverability and classification of the recorded asset amounts or the amounts and classification of liabilities that might be
necessary should the Company be unable to continue in existence.

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

Since the fair value is estimated at September 30, 2000, the amounts that will actually be realized or paid at settlement of the instruments could be significantly different.  The carrying amount of cash and cash equivalents is assumed to be the fair value because of the liquidity of these instruments.  Accounts payable, accrued compensation, due to officer, other current liabilities, and notes payable approximate fair value because of the short maturity of these instruments.  Long-term debt is
recorded at face value because the principal amount is convertible into common stock.

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2000

Fiscal year

Effective December 1, 1998, the Company changed its fiscal year-
end from November 30 to September 30.

Research and development costs

The Company has been engaged in researching, engineering, and developing its HNet technologies since August 1995, and has
recently begun deployment of a pilot project, which did not
generate any revenue during the past fiscal year.  Although still a development stage company, the Company plans to engage large-
scale cost reduction runs for the production and subsequent sale of the HNet System in 2001.

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
The balance was fully amortized at September 30, 2000.

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2000

Technology

Deferred technology costs include capitalized product development and product improvement costs incurred after achieving
technological feasibility and are amortized over a period of five years.  At September 30, 2000, no deferred technology costs were recognized.

Impairment of long-lived assets

Statement of Financial Accounting Standards No. 121, "Accounting
for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of" (SFAS No. 121) issued by the Financial
Accounting Standards Board (FASB) has been effective for financial statements for fiscal years beginning after December 15, 1995.
The standard established new guidelines regarding when impairment losses on long-lived assets, which include plant and equipment, certain identifiable intangible assets and goodwill, should be recognized and how impairment losses should be measured.  The
Company wrote-off the balance of the carrying value of older licenses and deferred technology during the year ended November
30, 1998, as a consequence of persistent competitive pressure.
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

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2000

Accounting for stock-based compensation (continued)

compensation is measured at the grant date on the value of the award, and this cost is then recognized as compensation expense over the service period.  The value of the stock-based award is determined using a pricing model whereby compensation cost is the excess of the fair market value of the stock as determined by the model at the grant date or other measurement date over the amount an employee must pay to acquire the stock.

Stock issued for non-cash consideration

Shares of the Company's no par value common stock issued in
exchange for goods or services are valued at the cost of the goods or services received or at the market value of the shares issued, depending on the ability to estimate the value of the goods or services received.

Income taxes

The Company files a consolidated income tax return.  The Company has adopted Statement of Financial Accounting Standards ("SFAS")
No. 109, which requires the Company to recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's consolidated financial statements or tax returns.  Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and tax basis of assets using the enacted rates in effect in the years in which the differences are expected to reverse.  The Company has recognized a valuation allowance covering 100% of the net deferred tax assets
(primarily tax benefits from net operating loss carryforwards), because it is more likely than not that the tax benefits
attributable to the deferred tax assets will not be realized in the future.

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2000

Net loss per common share - basic and diluted

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

Recent accounting pronouncements

Statement of Financial Accounting Standard No. 130, "Reporting
Comprehensive Income," (SFAS No. 130) issued by the FASB is
effective for financial statements with fiscal years beginning after December 15, 1997.  SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements.  The
adoption of SFAS No. 130 did not have a material effect on the
Company's financial position or its results of operations.
Statement of Financial Accounting Standard No. 131, "Disclosure
About Segments of an Enterprise and Related Information," (SFAS
No. 131) issued by the FASB is effective for financial statements with fiscal years beginning after December 15, 1997.  SFAS No. 131 requires that public companies report certain information about operating segments, products, services and geographical areas in which they operate and their major customers.  Adoption of SFAS
No. 131 did not have an effect on the Company's financial position or its results of operations; however, additional disclosures may have to be made in the future relating to the above items.

Statement of Financial Accounting Standard No. 132, "Employers'
Disclosures about Pensions and Other Postretirement Benefits,"
SFAS No. 132) issued by the FASB is also effective for financial statements with fiscal years beginning after December 15, 1997.
It revises employers' disclosure requirements for pensions and other postretirement benefits and eliminates certain disclosures that are no longer as useful as they were when SFAS No. 87, SFAS
No. 88, and SFAS No. 106 were issued.  Adoption of SFAS No. 132 did not have an effect on the Company's financial position or results of operations.

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2000

New accounting pronouncements

The Financial Accounting Standards Board has established the following new pronouncements, none of which have (will) materially affect the Company: SFAS No. 133, "Accounting for Derivative
Instruments and Hedging Activities (effective for years beginning after June 15, 2000)," SFAS No. 134, "Accounting for Mortgage-
Backed Securities Retained after the Securitization of Mortgage
Loans Held for Sale by a Mortgage Banking Enterprise - an
amendment of SFAS No. 65 (effective for fiscal quarters beginning after December 15, 1998)," SFAS No. 135, "Rescission of SFAS No.
75 and Technical Corrections (effective for fiscal years ending after December 15, 1999)," SFAS No. 136, "Transfer of Assets to a
Not-for-Profit Organization or Charitable Trust That Raises
Contributions for Others (generally effective for financial
statements issued for fiscal periods beginning after December 15,
1999)," SFAS No. 137, "Accounting for Derivative Instruments and
Hedging Activities - Deferral of the Effective Date of SFAS No.
133 - an amendment of SFAS No. 133 (effective June 1999)," SFAS
No. 138, "Accounting for Certain Derivative Instruments and
Certain Hedging Activities - an amendment of SFAS No. 133
(effective for years beginning after June 15, 2000)," SFAS No.
139, "Rescission of SFAS No. 53 and amendments to SFAS No. 63, 89, and 121 (effective for fiscal years beginning after December 15,
2000)," and SFAS No. 140, "Accounting for Transfers and Servicing
of Financial Assets and Extinguishments of Liabilities - a
replacement of SFAS No. 125 (effective for certain disclosures for fiscal years ending after December 15, 2000)."

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2000

NOTE 2.      RELATED PARTY TRANSACTIONS

      Until recently, the Company leased office space in Agua Dulce,
California from S.W. Carver Corporation, a company owned by a major shareholder of the Company.  The lease was for a period of one year, renewable annually in April at the option of the lessee.
Effective April, 1998, the monthly rent was increased from $2,000 to $2,500.  Around September 1, 2000, the lease was terminated due to the sale of the building.  At that time the Company moved certain property and equipment to its Valencia locations.  Rent expense for the year ended September 30, 2000 and the ten-month period ended September 30, 1999 was $27,500 and $25,000,
respectively.

NOTE 3.    PREPAID EXPENSES AND DEPOSITS

During the year ended September 30, 2000, the Company issued
462,487 shares of its common stock as retainers for consulting services ($128,611) and accounting fees ($4,935).  In addition, the Company recorded the unearned portion of an engineering
contract ($25,000) as a prepaid asset, bringing the total prepaid expense balance at September 30, 2000 to $158,546.

NOTE 4.    PROPERTY AND EQUIPMENT

Property and equipment at September 30, 2000 consisted of the following:

Office equipment                             $   262,320
Furniture and fixtures                            16,609
Vehicles                                          35,362
                                             -----------
Total cost                                       314,291
Accumulated depreciation                        (220,987)
                                             -----------
Net book value                               $    93,304
                                             ===========

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2000

NOTE 5.    LICENSE RIGHTS AND TECHNOLOGY

License rights and technology at September 30, 2000 consisted of the following:

      License rights                             $   421,478
      Accumulated amortization                      (421,478)
                                                  -----------
      Net book value                               $       -
                                                  ===========

NOTE 6.    DUE TO OFFICER

    During the ten month period ended September 30, 1999, the Company received cash advances from its CEO totaling $555,193.  At
    September 30, 1999, $197,500 of these advances were exchanged for the assumption of a promissory note to S.W. Carver, due on demand
    (and in no event later than October 1, 2000) at an annual interest rate of 10%, and another $287,020 of these advances were exchanged for equity.  Also at September 30, 1999, $62,522 in accrued compensation was transferred to the officer advance account, resulting in a balance of $133,195 at that date.  This balance was converted into a promissory note due on demand (and in no event later than October 1, 2000) at an annual interest rate of 10%.

During the first half of the year ended September 30, 2000, the
Company's CEO advanced the Company an additional $68,500 (net of a
$5,000 repayment) at an annual interest rate of 10%.  Total
interest on the advances and promissory notes amounted to $21,766 through May 22, 2000 (including $10,583 on the S.W. Carver note), at which time the total principal plus accrued interest on the aggregate loans ($420,961) was effectively paid-off through the exercise of 2,056,346 common stock options and 20,000 Preferred
Class A stock options.  The total exercise price for these stock options was $509,972.  The balance of the proceeds of $89,011 was applied against accrued officer compensation.  During August and
September 2000, the Company's CEO advanced the Company another
$75,000, which remained unpaid through year-end.  See Note 14(a).

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2000

NOTE 7.    NOTES PAYABLE

Notes payable at September 30, 2000 consisted of the following:

      Note payable to Devon Investment Advisors,
      unsecured, due on demand, interest payable
      at an annual rate of 10%                      $ 241,824

      Note payable to Black Dog Ranch LLC,
      unsecured, semi-monthly payments of $2,500,
      including interest at an annual rate
      of 18%, with remaining balance due and
      payable on June 1, 2001                          74,113

      Note payable to Deauville (now MMDS)
      Capital Partners, unsecured,
      convertible into common stock at
      $1.00 per share through March 6, 2002,
      at which time interest at an annual
      rate of 10% begins to accrue                     75,000
                                                     ---------
      Total notes payable                              390,937
      Current portion                                 (315,937)
                                                    ---------
      Long-term portion                              $  75,000
                                                     =========

The maturity of long-term debt at September 30, 2000 was as
follows:

      Year ended September 30,:      2001            $ 315,937
                                     Thereafter         75,000
                                                     ---------
      Total notes payable                            $ 390,937
                                                     =========

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2000

NOTE 8.      SHAREHOLDERS' EQUITY (DEFICIT)

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
September 30, 2000

NOTE 8.      SHAREHOLDERS' EQUITY (DEFICIT) (continued)

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

In October, 1999, the Company re-acquired and canceled 17,500 common shares from the former president of PrimiLink, in return for a $12,000 consulting agreement.

During the months October, 1999 through March, 2000, the Company issued a total of 241,200 shares of its common stock valued at
$52,919 in a private placement.  In conjunction with this issuance and the March through September, 1999 issuance noted above,
certain shareholders received warrants to purchase 506,500 shares of common stock at $2.00 per share through November 1, 2001.

During the period October, 1999 through September, 2000, the
Company issued a total of 2,612,796 shares of its common stock to various consultants for services rendered and to be rendered
(retainer of $128,611) totaling $1,051,932.

In November, 1999, the Company received cash of $66,927 to pay the balance due on an old subscription for 300,000 shares of the
Company's common stock.

In November, 1999 through September, 2000, the Company issued
240,000 shares of its common stock to its outside accountant for services rendered and to be rendered (retainer of $4,935) in the amount of $130,000.

In December, 1999 and February, 2000, the Company issued 879,309 shares of its common stock to current and former officers for accrued compensation in the amount of $419,747.

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2000

NOTE 8.      SHAREHOLDERS' EQUITY (DEFICIT) (continued)

In December, 1999, the Company issued an additional 19,804 shares of its common stock valued at $7,195 (net of 6,283 canceled shares valued at $10,805) in full settlement of a vendor dispute.

In February and March, 2000, a consultant exercised 250,000 common stock options at $125,000 ($0.50 per share)

In March, 2000, the Company issued 20,000 shares of its common stock for $16,000 in legal services.

In March, 2000, the Company issued 500,672 shares of its common stock in subscriptions and private placements totaling $195,000.

In March, 2000, the Company issued 135,000 shares of its common stock to an officer for $89,042 in cash.

In March, 2000, the Company adjusted the exercise price on
2,600,000 common stock options previously issued to two officers and an employee, resulting in an increase in compensation expense of $1,113,610.

In April, 2000 through September, 2000, the Company issued
1,019,800 shares of its common stock through cash subscriptions totaling $242,450, for which $15,450 (representing 61,800 shares)
had not yet been collected as of September 30, 2000.

During April, 2000 through September, 2000, an additional 242,560 shares of the Company's common stock were issued in a private placement totaling $68,087.  In conjunction with these and
previous issuances, certain shareholders received warrants to purchase 446,305 shares of the Company's common stock at $2.00 per share through September 1, 2002.

In May, 2000, the Company's CEO exercised 2,056,346 common stock options and 20,000 Class A Preferred stock options in exchange for debt and accrued compensation aggregating $509,972.  $407,735 was transferred from stock options exercisable to common stock as a result of this transaction.

In June, 2000, a note holder converted $200,000 principal value of debt into 800,000 shares of the Company's common stock (at $0.25 per share).

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2000

NOTE 8.      SHAREHOLDERS' EQUITY (DEFICIT) (continued)

In August and September, 2000, three officers and an employee received 539,389 shares of the Company's common stock as payment for $229,693 of accrued compensation.

In September, 2000, old liabilities of $108,020 were transferred to shareholders' equity (deficit) in recognition of additional paid-in capital.

In September, 2000, the Company issued 500,000 common stock
options to a consultant valued at $43,900 (representing a floating exercise price that was 15% below the current market price of the
Company's common stock).

NOTE 9.   INCOME TAXES

Deferred income taxes consisted of the following at September 30,
2000:

      Deferred tax asset, benefit
      of net operating loss
      carryforward                                $ 5,000,000
      Valuation allowance                          (5,000,000)
                                                  -----------
      Net deferred taxes                           $      -
                                                  ===========

The valuation allowance offsets the net deferred tax asset, since it is more likely than not that it would not be recovered.

The Company has approximately $12,600,000 in respective federal and California net operating loss carryforwards.  The federal net operating loss carryforwards expire as follows: $2,700,000 in the year 2012, $5,300,000 in 2018, $1,200,000 in 2019, and $3,400,000
in 2020.  The California net operating loss carryforwards expire as follows: $2,700,000 in the year 2002, $5,300,000 in 2003,
$1,200,000 in 2004, and $3,400,000 in 2005.

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2000

NOTE 10.      COMMITMENTS AND CONTINGENCIES

Employment agreements

The Company has entered into seven employment agreements with key
Individuals, the terms of the agreements are as follows:

1)      The former President and CEO of PrimeLink entered into an agreement dated September 15, 1995 for a period of three years.  This
agreement, along with his royalty agreement, were mutually
terminated.  The separation agreement, as of October 31, 1997, called for a settlement of $12,000 to be paid $1,000 monthly for the following twelve months.  As of September 30, 2000, $4,000 remained unpaid.

2)      The former President and CEO of TechniLink entered into an agreement dated September 15, 1995 for a period of three years.  He is entitled to receive a base salary of $90,000 per year and an annual bonus equal to 15% of the net profits before taxes earned by
TechniLink, Inc.  He is also granted an option to purchase up to
250,000 shares of the Company's restricted common stock at a price equal to 50% of the average market value of the stock on the date of purchase.  In December, 1998, he resigned from the Company, releasing it from any further bonus and stock option obligations.

3)      The CEO (now former President) of the Company entered into an agreement dated October 2, 1995 (which was amended September 1,
1997 and September 1, 1999) for a period of five years, and he is entitled to receive a base salary of $160,000 per year.  The employee shall further receive a bonus, paid at year-end, equal to
50% of the employee's salary, for continued employment.  The staying bonus will be compensated for with the Company's restricted common stock.  He is also granted an option to purchase up to
2,000,000 shares of the Company's restricted common stock at a price equal to 50% of the average market value for the prior 30 trading days before exercise.  On March 27, 2000, the exercise price was adjusted to a flat $0.3864 per share, with an expiration date of December 2, 2003.  These stock options are fully vested and irrevocable as of the commencement of the agreement, except in the event the employee refuses to carry out the reasonable and lawful directions of the employer or engages in proven fraud or dishonesty in the performance of his duties, in which case the stock options are automatically revoked upon discovery.

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2000

NOTE 10.      COMMITMENTS AND CONTINGENCIES (continued)

Employment agreements (continued)

4)    The Acting President of the Company entered into an agreement dated September 11, 2000 for a period of six months through
March 11, 2001, and he is entitled to receive a base salary
(consulting fees) of $120,000 per year, of which 50% shall be paid in cash and 50% shall be paid in restricted common stock at a rate equal to 50% of the average market closing price
for the last 5 trading days of each quarter.  He shall be
issued 100,000 shares of restricted common stock as a hiring bonus, at a per share price of $0.28415, equivalent to 50% of the average market closing price for the prior 30 trading
days before the agreement date.  He shall further receive
performance bonuses (paid in restricted common stock) upon
successful completion of specific milestones pertaining to
the implementation and deployment of the HNET System.  The
incentive package could net him up to 650,000 shares of
restricted common stock.  As of September 30, 2000, none of
these milestones were met.  He is also granted an option
through March 11, 2001 to purchase up to 100,000 shares of
the Company's restricted common stock at a price of $0.38 per share.

5)      The Chief Financial Officer of the Company entered into an agreement dated October 2, 1995 (which was amended September
1, 1997) for a period of three years, and he is entitled to
receive a base salary of $80,000 per year and an annual bonus of 2% of the Company's pretax income.  The employee shall
further receive a bonus, paid at year-end, equal to 50% of
the employee's salary, for continued employment.  The staying bonus shall be compensated for with the Company's restricted common stock.  He is also granted an option to purchase up to
500,000 shares of the Company's restricted common stock at a price equal to 50% of the average market value at the date of purchase.  Effective February, 1999, he resigned from the
Company, releasing it from any further bonus and stock option obligations.

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2000

NOTE 10.      COMMITMENTS AND CONTINGENCIES (continued)

Employment agreements (continued)

6)        The Secretary and Treasurer of the Company entered into an
Agreement dated October 2, 1995 (which was amended September
1, 1997, September 1, 1999, and March 31, 2000) for a period of five years (extended through April 1, 2005), and she is
entitled to receive a base salary of $80,000 per year.  The
employee shall further receive a bonus, paid at year-end,
equal to 50% of the employee's salary, for continued
employment.  The staying bonus shall be compensated for with the Company's restricted common stock.  She is also granted
an option to purchase up to 500,000 shares of the Company's
restricted common stock at a price equal to 60% of the
average market value for the prior 180 trading days before
exercise.  On March 27, 2000, the exercise price was adjusted to a flat $0.38 per share, with an expiration date of
December 31, 2004.

7)        The Chief Technical Officer of the Company entered into an agreement dated August 1, 1998 for an initial term of three
years, and he is entitled to receive a base salary of $150,000 per year, with a minimum of $90,000 to be paid annually in
cash and the balance paid (at the option of the Company) in
cash or restricted common stock under rule 144.  The employee shall receive a hire-on bonus of $75,000 worth of the
Company's restricted common stock under rule 144, at one-half market price.  The employee shall further receive performance bonuses (paid in restricted common stock, as above) upon
successful completion of specific milestones pertaining to the implementation and deployment of certain software (up to
$862,500).  If substantially all performance milestones are
met, he is also granted an option to purchase up to 500,000
shares of the Company's restricted common stock at a price
equal to 60% of the average market value at the date of
purchase.  As of September 30, 2000, none of the
aforementioned milestones had been successfully completed.

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2000

NOTE 10.      COMMITMENTS AND CONTINGENCIES (continued)

License agreements

The Company has entered into license agreements with the former
Presidents of both PrimeLink and TechniLink.  The license
agreements were entered into on September 20, 1995, in connection with the acquisition of PrimeLink and TechniLink (see Note 1 above), and are for a period of five years.  As consideration for these license agreements, the Company issued each licensee 12,500 shares of its restricted common stock and will pay each licensee a royalty of 5% of net sales of the applicable product.  In
addition, in the event of the sale or merger of TechniLink or
PrimeLink, a royalty sum of 20% of the sales price of the license shall be paid to the licensee; the sales price shall not be less than $1,500,000.  The licenses were valued at the fair market value of the stock issued to obtain the licenses.  In 1997, there was a separation agreement between the President of PrimeLink and the Company, whereby the President of PrimeLink agreed to forfeit royalty rights and return all shares of the Company's common stock obtained pursuant to the license agreement for a $12,000
settlement.

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

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2000

NOTE 10.      COMMITMENTS AND CONTINGENCIES (continued)

Litigation (continued)

violated section 10(b), 10(b-5), or 15(c).  The Company was
subsequently ordered to disgorge profits totaling $175,000.  On
March 5, 1999, the Company entered into an Amended Final Judgment of Permanent Injunctive Relief with the Securities and Exchange
Commission ("SEC").  The Company and the SEC agreed on a
settlement in which the Company would dismiss its then pending appeal and take a permanent injunction that it would not in the future violate sections 5(a), 5(c), 17(a), 10(b), 10(b-5), or
15(c); in return the SEC would not demand the previously ordered disgorgement of $175,000.

The second case was brought by Clamar Capital Corp. (the
"Plaintiff") against Smith Benton & Hughes; Michael Zaman; Claudia
Zaman; Andrew Pitt and Conectisys Corp. (collectively the
"Defendants").  The case was brought before the District Court of
Arapahoe, State of Colorado, Case # 97-CV-1442, Division 3,
alleging the defendants conspired to artificially inflate the price of the Company's common stock and withheld material facts from investors.  The Plaintiff did not specify an amount of
damages that it sought from the Defendants.  On March 26, 1999, the District Court of Arapahoe, State of Colorado, dismissed the civil case against Conectisys Corp. brought by Clamar Capital
Corp.

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

The Company, during its normal course of business, may be
subjected from time to time to disputes and to legal proceedings against it.  Both counsel and management do not expect that the ultimate outcome of any current claims will have a material
adverse effect on the Company's financial statements.

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2000

NOTE 11.      MAJOR CUSTOMERS

The Company, as a development stage enterprise, did not have revenues during the year ended September 30, 2000 and had limited revenue during the ten months ended September 30, 1999; the
Company had sales to one customer comprising 100% of total sales.
The Company had no additional revenue during the ten months ended
September 30, 1999 other than the aforementioned sales.

NOTE 12.      STOCK OPTIONS

During the fiscal year ended September 30, 1999, the Company issued to a note holder options to purchase 500,000 shares of the
Company's Class B preferred stock at an exercise price of $5.00 per share.  As consideration, the Company reduced its debt to the note holder by $50,000 and received an extension of time to pay-
off its promissory note.  The Company also issued to its CEO options to purchase another 500,000 shares of the Company's Class
B preferred stock at an exercise price of $5.00 per share in exchange for a reduction in debt of $50,000.  Total consideration received on the above issued options, as evidenced by debt
reduction, was $100,000.  These options can be exercised through
November 1, 2002 and can also be converted into common stock at the rate of 10 common shares for each Class B preferred share.

The Company's CEO currently owns 140,020 shares of the Company's
Class A preferred stock, of which 20,000 shares were purchased during the year ended September 30, 2000, and has options to purchase another 9,980 shares for $1.00 per share through June 16,
2001.

The Company accounts for stock-based compensation under the
intrinsic value method prescribed by Accounting Principles Board
Opinion No. 25.  Had compensation cost for stock options granted during the year ended September 30, 2000 been determined based on the fair value at the grant dates consistent with the method of
FASB Statement No. 123 (utilizing the Black-Scholes model), the
Company's net loss would have increased by $260,230, of which
$214,130 was attributable to 563,500 common stock options issued to a consultant at an exercise price of $2.00 per share,
exercisable over an approximate three year period, $25,000 was attributable to 100,000 common stock options issued to the

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2000

NOTE 12.      STOCK OPTIONS (continued)

Company's acting president at an exercise price of $0.38 per share, exercisable over a six month period, and $21,100 was
attributable to 500,000 common stock options issued to a
consultant at an exercise price set at 15% below the current market value of the Company's common stock, exercisable over a twelve month period.  The pro forma effect on the net loss for the year ended September 30, 2000 is indicated below:

                               As Reported          Pro Forma
                               -----------         -----------

Net loss                       $(3,576,910)        $(3,837,140)

Net loss per share -
 basic and diluted                   $(.20)              $(.21)

During the ten month period ended September 30, 1999, 500,000 common stock options were issued to the Company's CEO and another
100,000 common stock options were issued to an employee.  These options were valued at $150,000 in aggregate.  No pro forma
information required by SFAS No. 123 is included, as the
disclosure would not be materially different from the amounts and disclosures already presented.  On March 27, 2000, the Company fixed the exercise prices of 2,600,000 common stock options
previously issued at (higher) floating exercise prices to the
Company's CEO, the Company's secretary, and the employee,
resulting in an additional compensation cost of approximately
$1,113,610.  The value of the total common stock options
exercisable thereby increased to $1,263,610.  In May, 2000, the
Company's CEO exercised 2,056,346 common stock options, resulting in the transfer of $407,735 of common stock options exercisable to common stock, thereby reducing the balance of common stock options exercisable to $855,875.  In September, 2000, the Company issued
500,000 common stock options to a consultant, valued at $43,900
(corresponding to a 15% discount from current market value), bringing the balance of common stock options exercisable at
September 30, 2000 to $899,775.  The total balance of stock
options exercisable at September 30, 2000 was $999,775, including
$100,000 attributable to the Company's Class B preferred stock.

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2000

NOTE 12.      STOCK OPTIONS (continued)

The Company has granted various common stock options and warrants to employees and consultants; the options and warrants were
granted at approximately the fair market value at the date of grant and vested immediately.  The common stock option activity during the fiscal years ended September 30, 2000 and September 30,
1999 was as follows:
                                                  Common Stock
                                               Options     Weighted
                                                 and        Average
                                               Warrants      Price
                                             ----------    --------
     Balance outstanding, December 1, 1998    3,000,000    $    .59
      Granted                                   600,000         .89
                                             ----------    --------
     Balance outstanding, September 30, 1999  3,600,000         .64
      Granted                                 1,913,500         .86
      Exercised                              (2,306,346)        .27
                                             ----------    --------
     Balance outstanding, September 30, 2000  3,207,154    $    .69 (1)
                                             ==========    ========

(1)      Due to floating strike prices, weighted average price upon issuance is $0.94, upon exercise is $0.69.

The following table summarizes information about common stock options at September 30, 2000:

                          Outstanding                  Exercisable
                           Weighted    Weighted               Weighted
   Range of      Common    Average      Average      Common    Average
   Exercise       Stock      Life      Exercise       Stock   Exercise
    Prices      Options    (Months)      Price       Options    Price
-------------   ---------   -------     -------      --------- -------
$ .38 - $ .38     100,000         5     $   .38        100,000 $   .38
$ .50 - $ .50     500,000        11     $   .50        500,000 $   .50#
$2.00 - $2.00     563,500        29     $  2.00        563,500 $  2.00
$ .39 - $ .39   1,443,654        38     $   .39      1,443,654 $   .39*
$ .38 - $ .38     100,000        51     $   .38        100,000 $   .38*
$ .38 - $ .38     500,000        63     $   .38        500,000 $   .38*

$ .38 - $2.00   3,207,154        35     $   .69      3,207,154 $   .69
=============   =========        ==     =======      ========= =======

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2000

NOTE 12.      STOCK OPTIONS (continued)

#      Currently a floating exercise price
*       Formerly a floating exercise price

The above table excludes 952,805 warrants exercisable at $2.00 per share, which have nominal value and which were issued to certain stock subscription investors.  Of these warrants, 506,500 expire
November 1, 2001 and 446,305 expire September 1, 2002.  The table also excludes a contingent issuance to the Company's Chief
Technical Officer of 2,000,000 common stock options exercisable at
$0.50 per share and expiring December 31, 2002.  These common stock options will not vest until certain milestones have been attained.

NOTE 13.      FORM S-8 FILINGS

In December 1999, the Company filed a Form S-8 registration
statement for the Conectisys Corporation Non-Qualified Stock
Option and Stock Bonus Plan (the "Plan").  The purpose of the Plan is to compensate independent consultants of the Company through the granting of non-qualified stock options (as described in
Sections 83 and 41 of the Internal Revenue Code).  Shares of stock covered by stock options and stock bonuses consist of 1,000,000 shares of the common stock of the Company.  The entire
registration has been filled.  750,000 shares were issued to consultants for services rendered in the amount of $323,725 and
250,000 shares were issued at $0.50 per share pursuant to a
Performance Award Option to a consultant.  The entire 250,000 share option was exercised during the quarter ended March 31,
2000, resulting in a $125,000 cash inflow to the Company.

In September 2000, the Company filed another S-8 registration statement, amending its Non-Qualified Stock Option and stock Bonus
Plan for independent consultants to the Company.  The Amended Plan authorizes the issuance of up to 1,000,000 shares of common stock.
The purpose of the Amended Plan is to further compensate
independent consultants of the Company through the granting of non-qualified stock options (as described in Sections 83 and 421 of the Internal Revenue Code).  Through September 30, 2000,
500,000 shares under the Amended Plan had been issued as retainers on ongoing consulting contracts, valued at $142,075.  Subsequent

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2000

NOTE 13.      FORM S-8 FILINGS (continued)

to September 30, 2000, an additional 100,000 shares were issued to consultants for services.

NOTE 14.      SUBSEQUENT EVENTS

(a)      Subsequent to September 30, 2000, the Company's CEO advanced the Company an additional $15,000.  On December 15, 2000,
this advance, along with prior advances totaling $75,000 were consolidated into a $90,000 promissory note, due on demand,
with interest at the rate of 10% per annum.  All unpaid
principal and interest is fully due and payable on June 1,
2001.  Subsequent to September 30, 2000, the Company's Vice
President advanced the Company a total of $60,000.  On
December 7, 2000, these advances were incorporated into a
promissory note, due on demand, with interest at the rate of
10% per annum.  All unpaid principal and interest is fully
due and payable on June 1, 2001.

(b)      The Company intends to register an offering of 10,000,000 new common shares via Form SB-2.  Additionally, approximately
2,450,000 shares owned by existing shareholders will be
registered for sale.

(c)      The Company has filed corporate certificates of dissolution with the California Secretary of State for its 80%-owned
subsidiary PrimiLink, Inc. and its wholly-owned subsidiary
TechniLink, Inc.  These will become effective when valid tax clearance certificates have been issued by the Franchise Tax
Board.  Upon dissolution, the assets of the dissolved
subsidiaries will be distributed to the parent corporation.