Form 10QSB
period 2000-12-31
CONECTISYS CORP
filed 2001-02-14
CIK 790273

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington D.C.  20549

FORM 10-QSB

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended December 31, 2000.

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

Common Stock, issued and outstanding as of December 31, 2000: 23,996,938

PART I

Item 1.   Financial Statement

      A financial statement, unaudited and included herein beginning on page F-1 (Exhibit 99.0), is incorporated herein by this reference.

Item 2.   Management's Discussion and Analysis or Plan of Operation

      Except for disclosures that report the Company's historical results, the statements set forth in this section are forward-looking statements. Actual results may differ materially from those projected in the forward-
looking statements.   Additional information concerning factors that may cause actual results to differ materially from those in the forward-looking statements are in the Company's Annual Report on form 10-
KSB for the fiscal year ending September 30, 2000 and in the Company's other filings with the Securities and Exchange Commission.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.  The Company assumes no obligation to update any forward-looking statements or comments on the reasons why actual results may differ therefrom.

      Conectisys is the parent company of two subsidiaries, United Telemetry Co., Inc. and
eEnergyServices.com, Inc. It is a commercial telecommunications company primarily engaged in developing, manufacturing and marketing proprietary telemetry equipment for use in remote or automated meter reading (AMR) applications.

      Third Generation Product- ConectiSys' H-Net Wireless Automated Meter Reading (AMR) Network  has
released its third generation network designed exclusively for electrical meter reading. The H-Net wireless network adds one more step to its commercial release for the utility industry at large.

      The Company is planning a second pilot release of the H-Net Wireless AMR Network in Valencia,
California at one of the largest industrial parks in the Los Angeles County. This new test site is within five miles of the Company's network operation center where meter data is archived and displayed over the
Internet. The third pilot release of the H-Net Wireless Network will be directly with one of the largest utility companies in California.

      ConectiSys also has plans for research and development to evolve its H-Net Wireless AMR Network into an integrated, two-way, electric power telemetry and control system. The system under development is a fourth generation product (H-Net-4) stemming from the Company's dedication to the development of internet-based electric power metering solutions. H-Net-4 will combine a Real Time of Use electric power metering system with demand response control capabilities and deliver the complete unified system through high-performance web-based tools. With its third-generation H-Net-3 AMR system now in testing, ConectiSys believes that its technology will enable the power disturber to selectively disable a selected breaker(s) through a series of relays for electric load conservation/shedding requirements without the necessity to disable an entire household or commercial facility. This would be accomplished through the H-Net Wireless AMR Network and by the installation of simple wireless communication control devices at the end user's electrical beaker panel.  Through H-Net's two-way Wireless Network energy disturbers could control power consumption in real time thus allowing the implementation of various energy conservation programs. Access to use information and programmable controls of their electrical loads will be all made available through an integrated Internet based control panel.

Results Of Operations

      The Company realized a net loss from operations of $363,379 for the 1st quarter ending December 31,
2000 as compared with a $772,348 net loss for the same period last year ending December 31, 1999. The
Company had no revenue for the 1st quarter ending December 31, 2000.

Plan Of Operation

      Loss on operations for the Company for the 1st quarter ending December 31, 2000 decreased 47% from the same period last year.  These losses are attributed to the Company's development, marketing and general expense of the H-Net Wireless Network.  The Company will, over the next 36 months, rely on recently obtained debt financing of $15 million from a group of private investors which will be secured through promissory notes convertible to common stock in conjunction with the sale of common stock pursuant to a Form SB-2 Registration Statement to be filed this quarter with the United States Securities and Exchange Commission ("SEC"). (See Part II, Item 5 below). The Company had no revenues in fiscal
2000.

Liquidity and Capital Resources

      As of December 31, 2000, the Company had a negative working capital of $1,115,721 consisting of
$165,197 in current assets and $1,395,918 in current liabilities as compared to negative working capital of $2,111,873 for the same period last year. The Company is dependent on achieving profitable operations through the success of its subsidiaries to continue as a going concern.

      The Company had total assets of $250,243 as of December 31, 2000, and total liabilities of $1,395,918.
Shareholder deficit is $1,145,675, as compared to a deficit of $1,992,252 for the same period last year.
The Company issued 388,191 shares of common stock for cash and services during the 1st quarter ending
December 31, 2000.

Cash Flows

      The Company had a net loss for the 1st quarter ending December 31, 2000, of $363,379.  The cash used in operations toward this loss was $109,987.  The largest area of loss was the result of non-cash transactions to the Company with services to the Company that were not paid with cash totaling $82,112.
The Company issued shares for $92,562 of restricted common stock to partially finance the operating losses for the 1st quarter.

      The Company's management plans for correcting these deficiencies include the future sales of the licensed products and services. Working capital to meet the Company's operating expenses will be raised through the debt and equity financing for the long term funding requirements of a large-scale deployment of the H-Net System. In the longer term, the Company plans to achieve profitability through the subsidiaries operations; however there are no assurances that profitability will be achieved.  The
Company has experienced negative cash flow from operations since inception and expects to continue to experience negative cash flow from operations for the near term.

Effect Of Inflation

      Inflation did not have any significant effect on the operations of the Company during the quarter ended
December 31, 2000.  Further, inflation is not expected to have any significant effect on future operations of the Company.

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

PART II   Other Information

Item 1.   Legal Proceedings

      None.

Item 2.  Changes in Securities and Use of Proceeds

Stock Subscriptions

      In October 2000, the Company issued 100,000 shares of restricted common stock for in house accounting services at price of $.50 per share and 66,414 shares for outside consulting work at a price of
$.29 per share. 141,777 shares of restricted common stock were issued for accrued compensation earned during the fourth quarter of 2000 for $.22 per share to three officers of the Company.

      In December 2000 the Company issued 10,000 shares of restricted common stock as part of the termination of a pre-existing consulting agreement with an outside consultant in May 2000.

      In January 2001 the Company received a $75,000.00 Stock Subscription Agreement for restricted common stock. The stock was sold for $.075 per share; approximately 50% of the market price at the time of the purchase, which management believes is exempt from registration under 4(2) of the 1933
Securities Act.  Additionally, the Company issued 300,000 shares of restricted common stock for $.25 per share pursuant to an election to convert three (3) Convertible Promissory Notes in an aggregate amount of $75,000 issued on March 2, 2000 during an offering exempt from registration under Rule 506 of Regulation D of the 1933 Securities.

      In January 2001 consultants to the Company elected to exercise options to purchase 400,000 shares of common stock pursuant to a Consulting Agreement at 15% below the market price or $.085 per share.

Form S-8 Registration Filed

      In September 2000, the Company filed a Form S-8 registration statement for the Conectisys
Corporation Amended Non-Qualified Stock and Stock Bonus Plan (the "Amended Plan").  The purpose of the Amended Plan is to compensate independent consultants of the Company through the granting of non-qualified stock options (as described in Sections 83 and 421 of the Internal Revenue Code).  Shares
of stock covered by stock options and stock bonuses shall consist of 1,000,000 shares of the common stock of the Company.  Unless amended by the Board in writing, the Plan shall terminate at midnight,
January 31, 2003.  To date, all the common shares have been issued to consultants under the Plan.
600,000 of these shares were for past services rendered and 400,000 represented options earned and exercised by consultants.

Item 4. Submission of Matters to a Vote of Security Holders

Shareholders Meeting

      The annual meeting of the shareholders of Conectisys Corporation will be held at One World
Trade Center, Long Beach, California in the 2nd Floor Auditorium on April 27, 2001, at 10:00 a.m.
Details of the business to be conducted at the annual meeting are given in the Notice of Annual Meeting and Proxy Statement. The Notice and Proxy Statement will be mailed out to each shareholder of record as of March 1, 2001 and also available on the Company's web site www.conectisys.net.

Item 5. Other Information

      In January 2001 the Company submitted an H-Net Wireless Network proposal to the State of California's
Public Interest Energy Research ("PIER"). The Company also submitted a request for product development funding through the State of California's Energy Innovation Small Grant (EISG), as well as the PIER program, for short and long term funding. The California Energy Commission (CEC), a
California State agency dedicated to the development of new energy technologies and the management of existing energy resources, manages these programs which funding pool exceeds $60 million each year through California's electricity ratepayers.

New Advisory Board Formed

The Company has approved an Advisory Committee to advise the Board of Directors, its executive officers and its technical staff, from time to time on various industry related issues. The
Company's President, Rod Lighthipe, heads the Advisory Committee. Additional members of the
Advisory Committee will be announced shortly.

Private Equity Credit Line

On February 1, 2001, the Company entered into a Private Equity Credit Line Agreement ("PECL
Agreement") with a group of private investors ("Investors") to provide financing to the Company in an aggregate amount of $15.0 million through the issuance of one year Convertible Promissory Notes
("Notes") bearing interest at a rate of 8% per year for thirty-six (36) months. The Notes are convertible at any time to the Company's Common Stock. The Notes may not be prepaid without the Investors'
consent. The PECL Agreement entitles the Company to borrow funds, referred to as a  "Put", each month in an amount up to a maximum of $750,000. This amount is limited by the Company's common stock's trading volume during the previous month, and a minimum period of time must elapse between each Put. In order to invoke a Put, the Company must have an effective registration statement on file with the SEC registering the resale of the common shares, which may be issued as a consequence of the invocation of a Put. The amount of the Put may not exceed ten percent (10%) of the daily volume weighted average price of the common stock for the thirty calendar days prior to but not including the
Put date, multiplied by the reported daily trading volume of the common stock for each such day. The
Investor shall receive within seven (7) days of the Put notice date a Note for the Put amount. There must be at least 30 days between each Put. The Investors may at any time during the one (1) year of the Notes elect to convert some or all of the money owing under the Notes issued pursuant to Puts made by the
Company, to common stock. The conversion price is 84% of the average of the three (3) lowest closing prices of the common stock during the ten (10) days immediately preceding the conversion date.

Item 13.  Exhibits and Reports on Form 8-K
     (a) Exhibit

99.0   Financial Statement (Unaudited)

     (b) During the Registrant's fiscal quarter ending December 31, 2000, the registrant filed the following current reports on Form 8-K:

      September 22, 2000.

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the
Registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.

                                    CONECTISYS CORPORATION

Date: February 14, 2001             By  /S/ Robert A. Spigno
                                    Robert A. Spigno, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature    /S/ Robert A. Spigno
             (Robert A. Spigno)

Title        Chairman of the Board and Chief
             Executive Officer

Date         February 14, 2001

1
CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
CONSOLIDATED BALANCE SHEET
December 31, 2000

                                              Dec. 31      Dec. 31       Sep. 30
                                               2000         1999          2000
                                             Unaudited    Unaudited      Audited
ASSETS

Current assets
  Cash and cash equivalents                      6,651      (15,401)      33,688
  Prepaid expenses                             158,546            0      158,546

Total current assets                           165,197      (15,401)     192,234

Property and equipment, net                     85,046       82,621       93,304

License and technology, net                          0       30,000            0

Other asset                                          0        7,000            0

TOTAL ASSETS                                   250,243      104,220      285,538

                                              Dec. 31      Dec. 31       Sep. 30
                                               2000         1999          2000
                                             Unaudited    Unaudited      Audited

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities
  Accounts payable                             143,922      423,060       97,827
  Accrued compensation                         540,020      731,336      438,647
  Due to officer                               150,000            0       75,000
  Other current liabilities                    178,539      181,447      152,995
  Notes payable
    Related                                          0      344,195            0
    Other                                      383,437      416,434      390,937

Total current liabilities                    1,395,918    2,096,472    1,155,406

TOTAL LIABILITIES                            1,395,918    2,096,472    1,155,406

SHAREHOLDERS' EQUITY (DEFICIT)
Preferred stock - Class A 1,000,000 shares authorized
Preferred stock - Class A, $1.00 par value;
  1,000,000 shares authorized,
  140,020 shares issued and
  outstanding                                  140,020      120,020      140,020
Convertible preferred stock - Class B,
  $1.00 par value; 1,000,000
  shares authorized, no shares
  issued and outstanding                             0            0            0
Stock options exercisable, convertible
  preferred stock - Class B, stock
  options issued and outstanding, common
  stock - 4,663,500 and 3,600,000 stock
  options issued and outstanding               999,775      250,000      999,775
Common stock, no par value;
  250,000,000 shares authorized,
  23,985,429 for Dec. 31, 2000 and
  15,609,958 for Dec. 31, 2000 shares
  issued and outstanding                    16,269,533   13,077,299   16,187,421
Stock subscription receivable                                            (15,450)

Accumulated (deficit)                      (18,555,003) (15,439,571) (18,181,634)

TOTAL STOCKHOLDERS' (DEFICIT)               (1,145,675)  (1,992,252)    (869,868)

TOTAL LIABILITIES AND
 STOCKHOLDERS DEFICIT                          250,243      104,220      285,538

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended December 31, 2000 and 1999 and the Cumulative Period
From December 1, 1990 (Inception) Through December 31, 2000

                                                                     Dec. 1, 1990
                                                                      (Inception)
                                           Three Months Three Months    Through
                                              Dec. 31      Dec. 31      Dec. 31
                                                2000         1999         2000
                                             Unaudited    Unaudited    Unaudited

Revenues                                             0            0      517,460

Cost of goods sold                                   0       17,536      529,791

Gross profit (loss)                                  0      (17,536)     (12,331)

General and administrative                     365,659      754,813   13,711,482
Bad debt write-offs                                  0            0    1,680,522

(Loss) from operations                        (365,659)    (772,349) (15,404,335)

Non-operating income (expense)                  (7,710)           1   (2,135,426)

Minority interest                                    0            0       62,500

Net (loss)                                    (373,369)    (772,348) (17,477,261)

Weighted average shares
 outstanding -
 basic and diluted                          23,963,478   15,382,154

Net (loss) per share                             (0.02)       (0.05)

                                                                     Dec. 1, 1990
                                                                      (Inception)
                                           Three Months Three Months    Through
                                              Dec. 31      Dec. 31      Dec. 31
                                                2000         1999         2000

  Net income (loss)                           (373,369)    (772,348) (17,477,261)
    Adjustments to reconcile net income (loss)
      to net cash provided by (used by)
      operating activities:
        Provision for bad debt                   8,258            0    1,430,659
        Depreciation and amortization                0       22,451    1,610,588
        Stock issued for services               82,112      672,178    6,365,949
        Stock issued for interest                    0            0      535,591
        Minority interest                            0            0      (62,500)
        Write-off of intangibles                     0            0    1,299,861
        Settlements                                  0            0      (25,000)
Changes in operating assets and liabilities
  (Increase) decrease in assets
    Accounts receivable                              0            0       (4,201)
    Interest receivable                              0            0      (95,700)
    Deposits                                         0            0      (25,000)
  Increase (decrease) in liabilities
    Accounts payable                            46,095      160,719      292,131
    Accrued compensation                       101,373     (156,047)   1,338,113
    Due to officer                                   0            0      709,876
    Other current liabilities                   25,544      (12,778)     397,110

Net cash provided (used) by
 operating activities                         (109,987)     (85,825)  (3,709,784)

                            Preferred Stock                Common Stock                                 Total
                             Class A and B                 No Par Value                Accumulated  Shareholders'
                                Shares           Value        Shares         Value       Deficit   Equity (Deficit)

Balance, Dec. 1, 1990
(re-entry
development stage)                   0               0        10,609     1,042,140    (1,042,140)            0

Shares issued in exchange for:
Cash, Aug. 1993                      0               0         1,000         1,000             0         1,000
Capital contribution,
 Aug. 1993                           0               0         2,000           515             0           515
Services, Mar. 1993                  0               0         2,000           500             0           500
Services, Mar. 1993                  0               0         1,200           600             0           600
Net loss for the year                0               0             0             0        (5,459)       (5,459)

Balance, Sep. 30, 1993               0               0        16,809     1,044,755    (1,047,599)       (2,844)

Shares issued in exchange for:
Services, May 1994                   0               0         2,400         3,000             0         3,000
Cash, Sep. 1994                      0               0        17,771        23,655             0        23,655
Services, Sep. 1994                  0               0         8,700        11,614             0        11,614
Cash, Sep. 1994                      0               0         3,000        15,000             0        15,000
Cash, Oct. 1994                 16,345 A        16,345             0             0             0        16,345
Cash, Sep. and Oct. 1994                             0         1,320        33,000             0        33,000
Net loss for the year                0               0             0             0       (32,544)      (32,544)

Balance, Sep. 30, 1994          16,345          16,345        50,000     1,131,024    (1,080,143)       67,226

Shares issued in exchange for:
Cash, Feb. 1995                      0               0         1,160       232,000             0       232,000
Debt repayment, Feb. 1995            0               0         2,040       408,000             0       408,000
Debt repayment, Feb. 1995            0               0         4,778       477,810             0       477,810
Acquisition of assets, CIPI
 Feb. 1995                           0               0        28,750     1,950,000             0     1,950,000
Acquisition of assets,
 Apr. 1995                           0               0        15,000             0             0             0
Cash and services, Apr.
 and May 1995                        0               0        16,000       800,000             0       800,000
Cash, Jun. 1995                      0               0           500        30,000             0        30,000
Acquisition of assets and
 services, Sep. 1995                 0               0         4,000       200,000             0       200,000
Cash, Sep. 1995                      0               0            41         3,000             0         3,000
Acquisition of assets,
 Sep. 1995                           0               0        35,000     1,750,000             0     1,750,000
Return of assets, CIPI
 Sep. 1995                           0               0       (27,700)   (1,950,000)            0    (1,950,000)
Net loss for the year                0               0             0             0    (2,293,867)   (2,293,867)

Balance, Sep. 30, 1995          16,345          16,345       129,569     5,031,834    (3,374,010)    1,674,169

Shares issued in exchange for:
Cash, Feb. 1996                      0               0         1,389       152,779             0       152,779
Debt repayment, Feb. 1996            0               0        10,000       612,000             0       612,000
Services, Feb. 1996                  0               0         3,160       205,892             0       205,892
Cash, Mar. 1996                      0               0           179        25,000             0        25,000
Shares returned and
 cnaceled Mar. 1996                  0               0       (15,000)            0             0             0
Services, Apr. 1996                  0               0            13         2,069             0         2,069
Services, Sep. 1996              4,155 A         4,155           586        36,317             0        40,472
Services, Oct. 1996                  0               0         6,540       327,000             0       327,000
Debt repayment, Nov. 1996            0               0         2,350        64,330             0        64,330
Net loss for the year                0               0             0             0    (2,238,933)   (2,238,933)

Balance, Sep. 30, 1996          20,500          20,500       138,786     6,457,221    (5,612,943)      864,778

Shares issued in exchange for:
Services, Mar. 1997                  0               0           228         6,879             0         6,879
Services, Apr. 1997                  0               0           800        13,120             0        13,120
Services, Jul. 1997                  0               0         1,500        16,200             0        16,200
Cash, Jul. 1997                      0               0        15,000       300,000             0       300,000
Services, Aug. 1997                  0               0         5,958        56,000             0        56,000
Adjustment for partial
 shares due to reverse
 stock split (1:20)                  0               0           113             0             0             0
Services, Oct. 1997                  0               0     1,469,666       587,865             0       587,865
Debt repayment, Oct 1997             0               0     1,540,267       620,507             0       620,507
Cash, Oct. 1997                      0               0     1,500,000       281,250             0       281,250
Services, Nov. 1997                  0               0         4,950        10,538             0        10,538
Net loss for the year                0               0             0             0    (2,739,268)   (2,739,268)

Balance, Sep. 30, 1997          20,500          20,500     4,677,268     8,349,580    (8,352,211)       17,869

Shares issued in exchange for:
Services, Dec. 1997
through Nov. 1998                    0               0     2,551,610     2,338,264             0     2,338,264
Debt repayment, Apr. 1998
through Sep. 1998                    0               0       250,000       129,960             0       129,960
Cash, Jan. 1998 through
 Jul. 1998                           0               0     4,833,334     1,139,218             0     1,139,218
Acquisition of assets,
 Jul. 1998                           0               0       300,000       421,478             0       421,478
Acquisition of 20% minority
 interest in subsidiary,
 Jul. 1998                           0               0        50,000        59,247             0        59,247
Services, Nov. 1998             60,000 A        60,000             0             0             0        60,000
Net loss for the year                0               0             0             0    (4,928,682)   (4,928,682)

Balance, Sep. 30, 1998          80,500          80,500    12,662,212    12,437,747   (13,280,893)     (762,646)

                            Preferred Stock                Common Stock                                 Total
                             Class A and B                 No Par Value                Accumulated  Shareholders'
                                Shares           Value        Shares         Value       Deficit   Equity (Deficit)
Shares issued in exchange for:
Shares returned and canceled
 Dec. 1998                           0               0    (1,350,000)     (814,536)                   (814,536)
Services, Dec. 1998
 through Sep. 1999                   0               0       560,029       349,454                     349,454
Cash, Dec. 1998
 through Sep. 1999                   0               0     1,155,800       129,537                     129,537
Debt repayment, Sep. 1999       39,520 A        39,520       960,321       197,500                     237,020
Services, Dec. 1998
 through Sep. 1999             150,000 B       150,000             0             0                     150,000
Debt repayment, Sep. 1999      100,000 A       100,000             0             0                     100,000
Net loss for the period              0               0             0             0    (1,323,831)   (1,323,831)

Balance, Sep. 30, 1999         370,020         370,020    13,988,362    12,299,702   (14,604,724)   (1,935,002)

Shares issued in exchange for:
Shares reacquired and canceled, Oct. 1999
Services, Oct. 1999                                          (17,500)      (12,000)                    (12,000)
 through Sep. 2000                   0               0     2,405,469       990,949                     990,949
Cash, Oct. 1999
 through Sep. 2000                   0               0     2,295,482       839,425                     839,425
Stock subscription receivable,
 Sep. 2000                           0               0             0       (15,450)                    (15,450)
Reduction of exercise price on
 officer and employee stock
 options, Mar. 2000          B-Options       1,113,610             0             0                   1,113,610
Exercise officer stock options
 in exchange for officer's debt
 May 2000                    B-Options        (407,735)            0             0                    (407,735)
Consultant's stock options,
 Sep. 2000                   B-Options          43,900                                                  43,900
Exercise officer stock options
 in exchange for officer's debt
 May 2000                       20,000          20,000     2,056,346       897,707                     917,707
Retainers, debt and accrued
 liabilities, Oct. 1999
 through Sep. 2000                   0               0     2,799,579     1,171,638                   1,171,638

Net loss for the period              0               0             0             0    (3,576,910)   (3,576,910)

Balance, Sep. 30, 2000         390,020       1,139,795    23,527,738    16,171,971   (18,181,634)     (869,868)

Shares issued in exchange for:
Services, Oct. 2000
 through Dec. 2000                   0               0       388,191        82,112                      82,112
Stock subscription receivable,
 Oct. 2000                           0               0             0        15,450                      15,450

Net loss for the period              0               0             0             0      (373,369)     (373,369)

Balance, Dec. 31, 2000         390,020       1,139,795    23,915,929    16,269,533   (18,555,003)   (1,145,675)

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended December 31, 2000 and 1999 and the Cumulative Period
From December 1, 1990 (Inception) Through December 31, 2000
                                                                      Dec. 1, 1990
                                                                       (Inception)
                                             Three Months Three Months   Through
                                                Dec. 31      Dec. 31     Dec. 31
                                                 2000         1999         2000

Net income (loss)                             (373,369)    (772,348) (17,477,261)
    Adjustments to reconcile net income (loss)
      to net cash provided by (used by)
      operating activities:
        Provision for bad debt                   8,258            0    1,430,659
        Depreciation and amortization                0       22,451    1,610,588
        Stock issued for services               82,112      672,178    6,365,949
        Stock issued for interest                    0            0      535,591
        Minority interest                            0            0      (62,500)
        Write-off of intangibles                     0            0    1,299,861
        Settlements                                  0            0      (25,000)
Changes in operating assets and liabilities
  (Increase) decrease in assets
    Accounts receivable                              0            0       (4,201)
    Interest receivable                              0            0      (95,700)
    Deposits                                         0            0      (25,000)
  Increase (decrease) in liabilities
    Accounts payable                            46,095      160,719      292,131
    Accrued compensation                       101,373     (156,047)   1,338,113
    Due to officer                                   0            0      709,876
    Other current liabilities                   25,544      (12,778)     397,110

Net cash provided (used) by
 operating activities                         (109,987)     (85,825)  (3,709,784)

Investing activities
  Increase in notes receivable                       0            0   (1,322,500)
  Cost of license & technology                       0            0      (94,057)
  Purchase of equipment                              0            0     (181,109)

Net cash provided (used) by
 investing activities                                0            0   (1,597,666)

Financing activities
  Common stock issued for cash                  15,450       42,920    2,968,835
  Preferred stock issued for cash                    0            0       16,345
  Proceeds from stock purchase                       0            0      281,250
  Proceeds from debts
    Related party                               75,000          500      281,544
    Other                                            0            0    1,852,691
  Payments on debt
    Related party                                    0            0      (46,407)
    Other                                       (7,500)           0      (60,672)
    Subscription receivable                          0            0       20,000
  Contributed capital                                0            0          515

Net cash provided(used) by
 financing activities                           82,950       43,420    5,314,101

                                                                      Dec. 1, 1990
                                                                       (Inception)
                                             Three Months Three Months   Through
                                                Dec. 31      Dec. 31     Dec. 31
                                                 2000         1999         2000

Net increase (decrease) in cash                (27,037)     (42,405)       6,651

Cash beginning of period                        33,688       27,004            0

Cash end of period                               6,651      (15,401)       6,651

Cash paid during the year for
  Interest                                           0            0      175,937
  Taxes                                              0            0        3,250

Non-cash activities
  Common stock issued for
    Purchase of stock                                0            0      281,250
    Prepaid expenses                                 0            0      133,546
    PP&E                                             0            0      130,931
    Deposit                                          0            0            0
    License & technology                             0            0    2,191,478
    Repayment of debt                                0            0    1,804,795
    Service & interest                          82,112      672,178    5,051,304

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2000

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

On January 11, 2000, a new Nevada corporation, eEnergyServices.com, Inc., was formed, which has not, as yet, commenced operations.  PrimeLink, Inc. and
TechniLink, Inc. are in the process of winding down.  Upon dissolution, their assets will be distributed to Conectisys Corporation.  PrimeLink, Inc. will do its future business in California as United Telemetry Company.

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

As of December 31, 2000, the Company had a deficiency in working capital of approximately $1,231,000, and had incurred continual operating losses since its return to the development stage ($1.8 million in 1996, $2.3 million in 1997,
$4.2 million in 1998, $1.0 million in 1999 (ten months), $3.5 million in 2000 and 0.37 million for the three months ended December 31, 2000, which raise substantial doubt about the Company's ability to continue as a going concern.

Management's plans for correcting these deficiencies include the future sales of their newly licensed products and to raise capital through the issuance of common stock and from continued officer advances to assist in providing the
Company with the liquidity necessary to retire the outstanding debt and meet operating expenses (See Notes 14(a), 14(b), and 14(c)).  In the longer term, the
Company plans to achieve profitability through the operations of the subsidiaries.  The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of the recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

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

Since the fair value is estimated at December 31, 2000, the amounts that will actually be realized or paid at settlement of the instruments could be significantly different.  The carrying amount of cash and cash equivalents is assumed to be the fair value because of the liquidity of these instruments.
Accounts payable, accrued compensation, other current liabilities, and notes payable approximate fair value because of the short maturity of these instruments.  Long-term debt is recorded at face value because the principal amount is convertible into common stock.

Fiscal year

Effective December 1, 1998, the Company changed its fiscal year-end from
November 30 to September 30.

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

Technology

Deferred technology costs include capitalized product development and product improvement costs incurred after achieving technological feasibility and are amortized over a period of five years.  At both September 30, 2000 and 1999, respectively, no deferred technology costs were recognized.

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

Accounting for stock-based compensation

Statement of Financial Accounting Standards No. 123, "Accounting for Stock-based
Compensation" (SFAS No. 123) establishes a fair value method of accounting for stock-based compensation plans and for transactions in which an entity acquires goods or services from non-employees in exchange for equity instruments.  The
Company adopted this accounting standard on January 1, 1996.  SFAS No. 123 also encourages, but does not require, companies to record compensation cost for stock-based employee compensation.  The Company has chosen to account for stock-
based compensation utilizing the intrinsic value method prescribed in Accounting
Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees."
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

Recent accounting pronouncements

Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive
Income," (SFAS No. 130) issued by the FASB is effective for financial statements with fiscal years beginning after December 15, 1997.  SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements.  The  adoption of SFAS
No. 130 did not have a material effect on the Company' financial position or its results of operations.

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

New accounting pronouncements

The Financial Accounting Standards Board has established the following new pronouncements, none of which have (will) materially affect the Company: SFAS
No. 133, "Accounting for Derivative Instruments and Hedging Activities
(effective for years beginning after June 15, 2000)," SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage
Loans Held for Sale by a Mortgage Banking Enterprise - an amendment of SFAS No.
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
The lease was for a period of twelve months, renewable annually in April at the option of the lessee.  Effective April, 1998, the monthly rent was increased from $2,000 to $2,500.  Around September 1, 2000, the lease was terminated due to the sale of the building.  At that time the Company moved certain property and equipment to its Valencia locations.  Lease expense for the year ended
September 30, 2000.

NOTE 3.    PREPAID EXPENSES AND DEPOSITS

During the year ended September 30, 2000, the Company issued 462,487 shares of its common stock as retainers for consulting services ($128,611) and accounting fees ($4,935).  In addition, the Company recognized the unearned portion of an engineering contract ($25,000) as a prepaid asset, bringing the total prepaid expense balance at September 30, 2000 to $158,546.

NOTE 4.    PROPERTY AND EQUIPMENT

Property and equipment at September 30, 2000 consisted of the following:

Office equipment                             $   262,320
Furniture and fixtures                            16,609
Vehicles                                          35,362
                                             -----------
Total cost                                       314,291
Accumulated depreciation                        (229,245)
                                             -----------
Net book value                               $    95,046
                                             ===========

NOTE 5.    LICENSES AND TECHNOLOGY

Licenses and technology at December 31, 2000 consisted of the following:

      License                             $   421,478
      Accumulated amortization                  (421,478)
                                              -----------
 Net book value                         $       -
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

During the first half of the year ended September 30, 2000, the Company's CEO advanced the Company an additional $68,500 (net of a $5,000 repayment) at an annual interest rate of 10%.  Total interest on the advances and promissory notes amounted to $21,766 through May 22, 2000, at which time the total principal plus accrued interest on the aggregate loans ($420,961) was effectively paid-off through the exercise of 2,056,346 common stock options and 20,000 Preferred Class
A stock options.  The total exercise price for these stock options was $509,972.
The balance of the proceeds of $89,011 was applied against accrued officer compensation.  During August and September 2000, the Company's CEO advanced the
Company another $75,000, which remained unpaid through year-end.  During the three months ended December 31, 2000, the officer advance the Company an additional
$15,000 bringing the total to $90,000 which has been converted to a note.

Another officer of the Company advanced the Company $60,000 during the three months ended December 31, 2000 which has been converted to a note.

NOTE 7.    NOTES PAYABLE

Notes payable at September 30, 2000 consisted of the following:

  Note payable to Devon Investment Advisors,
      unsecured, due on demand, interest payable
      at an annual rate of 10%                      $ 241,824

  Note payable to Black Dog Ranch LLC,
      unsecured, semi-monthly payments of $2,500,
      including interest at an annual rate
      of 18%, with remaining balance due and
      payable on June 1, 2001                          66,613

 Note payable to Deauville (now MMDS)
      Capital Partners, unsecured,
      convertible into common stock at
      $1.00 per share through March 6, 2002,
      at which time interest at an annual
      rate of 10% begins to accrue                     75,000
                                                ---------
 Total notes payable                             383,437
 Current portion                                (383,437)
                                                    ---------
 Long-term portion                              $     -
                                                    =========

The maturity of long-term debt at September 30, 2000 was as follows:

 Year ended September 30,:      2001           $ 383,437
                                                     ---------
       Total notes payable                           $ 383,437
                                                    =========

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

In March, 2000, the Company issued 135,000 shares of its common stock to an officer for $89,042.

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

In October, 2000, the Company issued 141,777 share of common stock valued at
$30,907 to the officers for compensation.

In October, 2000, the Company issued 66,414 share of common stock valued at
$19,200 to a consultant for services rendered.

In November, 2000, the Company issued 50,000 share of common stock valued at
$20,000 to a consultant for services rendered.

In December, 2000, the Company issued 110,000 share of common stock valued at
$12,005 to two consultants for services rendered.

NOTE 9.   INCOME TAXES

Deferred income taxes consisted of the following at September 30, 2000:

      Deferred tax asset, benefit
      of net operating loss
      carryforward                                $ 7,000,000
 Deferred tax liability                               -
 Valuation allowance                          (7,000,000)
                                                  -----------
 Net deferred taxes                           $       -
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

NOTE 11. MAJOR CUSTOMERS

The Company, as a development stage enterprise, did not have revenues during three months ended December 31, 2000 and the year ended September 30, 2000.

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

The Company has granted various common stock options and warrants to employees and consultants; the options and warrants were granted at approximately the fair market value at the date of grant and vested immediately.  The common stock option activity during the three months ended December 31, 2000 and fiscal year ended September 30, 2000:
                                            Common Stock
                                               Options     Weighted
                                                 and        Average
                                               Warrants      Price
                                             ----------    --------
     Balance outstanding, September 30, 1999  3,600,000    $    .64
      Granted                                 1,913,500         .86
      Exercised                              (2,306,346)        .27
                                             ----------    --------
     Balance outstanding, September 30, 2000  3,207,154    $    .69(1)
                                             ----------    --------
     Balance outstanding, December 31, 2000   3,207,154    $    .69(1)
                                             ==========    ========

(1) Due to floating strike prices, weighted average price upon issuance is $0.94, upon exercise is $0.69.

The following table summarizes information about common stock options at
December 31, 2000:

                          Outstanding                  Exercisable
                           Weighted    Weighted               Weighted
   Range of      Common    Average      Average      Common    Average
   Exercise       Stock      Life      Exercise       Stock   Exercise
    Prices      Options    (Months)      Price       Options    Price
-------------   ---------   -------     -------      --------- -------
$ .38 - $ .38     100,000         2     $   .38        100,000 $   .38
$ .50 - $ .50     500,000         8     $   .50        500,000 $   .50#
$2.00 - $2.00     563,500        26     $  2.00        563,500 $  2.00
$ .39 - $ .39   1,443,654        35     $   .39      1,443,654 $   .39*
$ .38 - $ .38     100,000        48     $   .38        100,000 $   .38*
$ .38 - $ .38     500,000        60     $   .38        500,000 $   .38*

$ .38 - $2.00   3,207,154        32     $   .69      3,207,154 $   .69
=============   =========        ==     =======      ========= =======

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

NOTE 13. FORM S-8 FILING

In September 2000, the Company filed a Form S-8 registration statement for the
Conectisys Corporation Amended Non-Qualified Stock and Stock Bonus Plan (the
"Amended Plan").  The purpose of the Amended Plan is to compensate independent consultants of the Company through the granting of non-qualified stock options
(as described in Sections 83 and 421 of the Internal Revenue Code).  Shares of
stock covered by stock options and stock bonuses shall consist of 1,000,000 shares of the common stock of the Company.  Unless amended by the Board in writing, the Plan shall terminate at midnight, January 31, 2003.  To date, all the common shares have been issued to consultants under the Plan.  600,000 of these shares were for past services rendered and 400,000 represented options earned and exercised by consultants.

NOTE 14. SUBSEQUENT EVENTS

The Company intends to register an offering of 20,000,000 new common shares via
Form SB-2.  Additionally, approximately 3,102,472 shares owned by existing shareholders will be registered for sale.

The Company has filed corporate certificates of dissolution with the California
Secretary of State for its 80%-owned subsidiary PrimeLink, Inc. and its wholly-
owned subsidiary TechniLink, Inc.  These will become effective when valid tax clearance certificates have been issued by the Franchise Tax Board.  Upon dissolution, the assets of the dissolved subsidiaries will be distributed to the parent corporation.