Form 10QSB
period 2001-03-31
CONECTISYS CORP
filed 2001-05-15
CIK 790273

SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

Form 10-QSB

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2001.

[ ] Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934 [no fee required]

Commission File Number: 33-3560D CONECTISYS CORPORATION (Name of small business issuer in its charter)

Colorado (State or other jurisdiction of incorporation or organization)	4899 (Primary Standard Industrial Classification Code Number)	84-1017107 (I.R.S. Employer Identification No.)

24730 Ave. Tibbitts, Suite 130, Valencia, California 91355 (Address of principal executive offices)

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

      Common Stock, issued and outstanding as of March 31, 2001: 25,715,929

      PART I

      Item 1.   Financial Statement

      A financial statement, unaudited and included herein beginning on page F-1 (Exhibit 99.0), is incorporated herein by this reference.

      Item 2.   Management's Discussion and Analysis or Plan of Operation

      General

      Except for disclosures that report the Company' historical results, the statement set forth in this section are forward-looking statements. Actual results may differ
      materially from those projected in the forward-looking statements.   Additional
      information concerning factors that may cause actual results to differ materially from those in the forward-looking statements are in the Company's Annual Report on form 10-KSB for the fiscal year ending September 30, 2000 and in the Company's other filings with the Securities and Exchange Commission.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.  The Company assumes no obligation to update any forward-looking statements or comments on the reasons why actual results may differ therefrom.

      Since 1995 the Company has been a developmental commercial telecommunications company.
      ConectiSys has developed systems and products for the wireless telemetry markets.
      Specifically, ConectiSys has developed a low-cost Automatic Meter Reading ("AMR") solution
      for both residential and commercial markets.   The product is called H-Net (H-Net is a
      trademark of ConectiSys Corporation) and is marketed by UTC.  H-Net utilizes a proprietary communication protocol for two-way communication using a wireless radio network.  This technology enables the Company to deliver a low-cost wireless network, which is inexpensive to deploy and operate.  The technology may also be utilized for other remote data acquisition and/or control applications, where traditional communication is not available because of cost.

      The ConectiSys network architecture includes a second component, the Network Operating Center or "NOC".  The H-Net wireless network AMR data will be transmitted to the NOC.  The NOC is a state of the art operating center built to support one million wireless meter reading devices, responding with readings four times an hour, twenty four hours a day. The H-Net Network will be deployed with several up-link capabilities including ISM band or satellite.

      Through the NOC, the Company will offer a full array of value added services to the utility distribution industry in addition to the AMR data. These services will include energy management, data archiving and e-commerce systems, which will allow an end-user access to real-time data for evaluation and cost analysis via the Internet using standard web browsers.  eEnergyServices.com will provide accounting and financial transaction services.  Energy suppliers, energy brokers and energy service providers along with energy consumers are the potential customers for these services.

      There is currently no dominant AMR technology in the market, today.  The Company believes the UTC and eEnergyServices.com wireless network model presents an effective, low-cost, total solution for the
      AMR market.

      Third Generation Product - ConectiSys' H-Net Wireless AMR Network has released its third generation network designed exclusively for electrical meter reading. The H-Net wireless network adds one more step to its commercial release for the utility industry at large.

      ConectiSys also has plans for research and development to evolve its H-Net Wireless AMR Network into an integrated, two-way, electric power telemetry and control system. The system under development is a fourth generation product (H-Net-4) stemming from the Company's dedication to the development of internet-based electric power metering solutions. H-Net-4 will combine a Real Time of Use electric power metering system with demand response control capabilities and deliver the complete unified system through high-performance web-based tools. With its third-generation H-Net-3 AMR system now in testing,
      ConectiSys believes that its technology will enable the power distributor to selectively disable a selected breaker(s) through a series of relays for electric load conservation/shedding requirements without the necessity to disable an entire household or commercial facility. This would be accomplished through the H-Net Wireless AMR Network and by the installation of simple wireless communication control devices at the end user's electrical beaker panel.  Through H-Net's two-way Wireless Network energy distributors could control power consumption in real time thus allowing the implementation of various energy conservation programs. Access to use information and programmable controls of electrical loads will be made available through an integrated Internet based control panel.

      Corporate History

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

      The acquisitions of these companies occurred in connection with the signing of the license agreements.  The Company issued a total of 700,000 shares of common stock and assumed a loan of $400,000 to acquire the licenses and the Corporations.  The only major assets acquired from Primelink and Technilink were the licenses and technology.  The stock issued was valued at $1,750,000, the fair market value of common stock issued.

      On July 15, 1998 United Telemetry Company, Inc. was incorporated in the State of Nevada as a wholly owned subsidiary of the Company.

      On July 22, 1998, the Company acquired the remaining 20% interest in Technilink, Inc. for
      50,000 shares of the Company's common stock valued at $59,247.

      On January 15, 2000 eEnergyServices.com, Inc. was incorporated in the State of Nevada as a wholly owned subsidiary of the Company.

      In March 2000 the Company consolidated Primelink and United Telemetry Co., Inc. with all operations being conducted under United Telemetry Co., Inc., and consolidated Technilink and
      eEnergyServices.com, Inc. with all operations being conducted under eEnergyServices.com, Inc.

      Overview

      H-Net Pilot Program

      On February 15, 2000 the Company successfully launched its H-Net Pilot in Los Angeles,
      California. Although the initial pilot was small, it was a working model showing the capabilities of H-Net. The Company's much-awaited deployment of the H-Net Automatic Meter Reading (AMR) pilot demonstrated H-Net's technology which acquires real time data from an electric meter, processes this data to show power usage and cost, and can display this information via the Internet.

      In September 2000 the Company a 2nd-generation pilot. Additionally, the Company engineered a portable H-Net Wireless Network that is capable of demonstrating the H-Net System anywhere in the country.

      Based upon H-Net's success in its initial pilots in proving H-Net as a viable system of administration and reporting for the AMR market place, the Company is currently releasing its
      3rd-generation   pilot for 2001. The Company expects to begin testing H-Net with third parties
      (beta testing) in the 1st quarter of fiscal year 2002.

      H-Net At Work

      H-Net is new technology developed to allow energy companies to have a wireless network of intelligent power meters, each unit talking to each other and passing date back and forth, allowing real-time power consumption data and statistics to be generated. All this is done using established Internet connections in conjunction with technology designed by the Company.
      The Company believes that H-Net will save money all along the transmission line. Energy Service
      Providers (ESPs) will save money by efficiently collecting accurate load profiles and using this nearly real-time power usage data to competitively bid for energy in the newly deregulated energy market.

      Detailed information and charts can be easily generated and distributed to authorized readers.
      Using a web browser, an Energy Service Provider can tell exactly how much power a metropolitan area, a neighborhood, or even an individual house is using since each individual H-Net unit has a unique identifier. Customers will have the ability to check their electric usage and billing rates in real time through the e-commerce services of eEnergyServices.com, Inc., a wholly owned subsidiary of the Company.

      The H-Net Wireless Network Vision

      H-Net will provide an energy or utility company with the ability to provide its customers with information through the Internet. The site could provide energy usage data that would show when energy is used every 15 minutes of every day and the related costs to each of its customers, allowing its customers to analysis, identify and capture cost savings opportunities.

      The H-Net System will open both educational and sales opportunities for the customer and energy companies alike. The purchasing power produced by accurate historical and real time data facilitates efficient and cost saving advanced power purchasing. The H-Net System will allow the monitoring of energy levels of its customers and will ensure that the utility are aware of any delivery problems including power outages and energy thefts.  When a regional area suffers a heavy storm, the H-Net
      System will provide a power company with the ability to determine which of its customers does not have electric power, without the aid of customers' service phone calls allowing service crews can be dispatched more efficiently. Using H-Net, the utility company knows precisely when each customer's service is restored and the exact duration of the outage.

      H-Net will not only enhance safety but also convenience, allowing energy to be remotely connected and disconnected, with all billing transactions completely automated. With H-Net Internet connections, customers can request energy service on-line and discover that there are alternatives for time-of-use rates with incentives for managing energy consumption at different times. Since H-Net allows the customer information system to link directly to the meter, orders initiated by the customer can be automatically implemented. The H-Net is monitoring the customer's meter constantly and meter reads are gathered and displayed on 15-minute intervals, 24 hours a day/ 7 days a week/ 365 days a year.

      Energy companies will be able to implement innovative sales offerings of energy such as pre-pay status, and provide detailed customer usage and pricing information, allowing customers to utilize the ability to purchase additional energy via the Internet.

      Energy prices are constantly changing, and energy purchasing and trading is a critical function of energy companies. H-Net will provide customers and utilities with reliable and accurate energy usage records.
      Customers could be offered special incentives to use energy at off-peak times improving energy utilization and conservation during critical peak periods.

      H-Net would allow the distribution of energy generation more simply and inexpensively with energy usage and other vital information flowing directly, precisely and electronically through the entire energy supply line.
      Energy purchasers can make precise forecasts of purchasing, eliminating volatile wholesale energy prices.
      H-Net allows customers who are getting ready to terminate or switch energy service providers to use the
      Internet to inform the current energy company of the change. At a precise time, selected by the customer,
      H-Net reads the meter, passes the information to the current energy provider's system to produce a final bill, and disconnects the meter. The new meter data from that point forward is automatically routed to the new energy provider. Billing delays and settlement time lags are non-existent.  A customer can pay the bills electronically - all at a very low cost to the utility company. Low transaction costs will speed the path towards an open, competitive market.

      H-Net can provide lower energy costs; quicker transactions with less paperwork and less potential for errors; increase asset utilization; customer satisfaction will be enhanced through choice and costs savings, thus increasing customer loyalty.

      Marketing

      We have recently begun our effort to market our products and services. We have implemented a public relations and marketing campaign along with establishing a relationship with the State of California in an attempt to facilitate a long-term solution for the energy needs of the State. Public relations and certain marketing are expected to cost $15,000 in cash and stock with a market value of approximately $300,000.

      Raising Capital

      Convertible Debenture

      On April 12, 2001 the Laurus Master Fund, Ltd. loaned the Company $300,000 pursuant to a Subscription Agreement and secured by a six (6) month, eight (8) percent Convertible Debenture. The Debenture conversion price is the lower of 80% of the average of the three (3) lowest closing prices of the common stock during the thirty (30)
      days immediately preceding the (a) Subscription Date (April 12, 2001) and (b) conversion date.  The Subscription
      Agreement requires the Company to file a Registration Statement to register 200% of the shares that maybe required in anticipation of the Debenture being converted to common stock. On May 7, 2001 the Company filed an Amended SB-2 Registration Statement with the Securities & Exchange Commission. Additionally, three of the
      Company's officers further secured the loan through the use of their personal common stock holdings in the
      Company. The officers provided an aggregate of 4,772,860 shares of restricted common stock as further collateral for the loan pursuant to a Security Agreement.

      Private Equity Credit Line Agreement  ("PECL Agreement")

     On May 1, 2001, the Company entered into a New Private Equity Credit Line Agreement ("PECL Agreement") with a group of private investors ("Investors") to provide financing to the Company in an aggregate amount of $15.0 million through the sale of restricted common stock for a period of thirty-six (36) months. This New PECL Agreement replaces the previous PECL Agreement signed on February 1, 2001. The new PECL Agreement entitles the Company to sell restricted common stock with registration rights, referred to as a  "Put". The amount of the Put may not exceed the lesser of
     $500,000 or ten percent (10%) of the daily volume weighted average price of the common stock for the twenty-two (22)
     Trading Days after the Put date ("Valuation Period"), multiplied by the reported daily trading volume of the common stock for each such day. Notwithstanding the maximum amount limits, the minimum Put amount is $250,000. There must be at least 30 days between each Put and seven (7) days since the last closing of Put. The Purchase Price per Put share of common stock shall be based on the Average Daily Price (the daily volume weighted average price of the common stock) on each separate Trading Day during the Valuation Period.  The number of Put shares to be purchased by the Investors shall be determined on a daily basis during each Valuation Period and settled on two Closing
     Dates defined as the thirteenth (13th) Trading Day following the Put date and the second Trading Day following the Valuation Period. The sale price of the stock is 84% of each Average Daily Price during the Valuation Period.
     If the daily volume of shares of common stock traded on any Trading Day during the Valuation Period is fewer than
     100,000 shares of common stock ("Low Volume Day), the Investor shall not be required to purchase the Put shares otherwise to be purchased for such Low Volume Day.  In such case, one-twenty-second (1/22nd) of the Investment
     Amount shall be withdrawn from the Investment Amount for each such Low Volume Day, the Valuation Period will be extended one additional Trading Day for each such Low Volume Day and the withdrawn Investment Amount shall be applied to the corresponding extended day.  The maximum number of Low Volume Days for which such extensions shall be permitted is five days.  The Investors may elect not to have such amount withdrawn from the Investment
     Amount and instead purchase Put Shares corresponding to any Low Volume Day.  The Company has 45 days after close of the Put sale to file and have effective a registration statement in place for the Put shares purchased.

     Warrants - The investors are also entitled to purchase common stock from the Company through Warrants. The investors have the right to purchase one (1) share common stock for every $2.00 in common stock purchased pursuant to a Put by the Company. The exercise price of the Warrants shall be equal to 120% of the lowest closing bid price during the Valuation Period of the Put. The Warrants are exercisable for four (4) years from the date of issuance.

     Limitations And Conditions Precedent To A Put - The Company must cancel a particular Put if the Company discovers an undisclosed material fact relevant to PELC Agreement; the registration statement registering of the previously issued common shares becomes ineffective or shares are delisted from the then primary exchange.

     Ten Percent (10%) Limitation - The Company can not request a Put from the Investors if the number of shares of common stock in the Put amount would cause the number of shares that, when aggregated with all other shares of common stock then owned by the Investor beneficially or deemed beneficially owned by the Investor, would result in the Investor owning more than
     9.9% of all of such Common Stock of the Company, as determined in accordance with Section 16 of the Securities Exchange Act of 1934 and the regulations promulgated thereunder.

     Shareholder Approval - The Company may issue more than 20% of our outstanding shares. If we become listed on the Nasdaq Small Cap Market or Nasdaq National Market, then it must get shareholder approval to issue more than 20% of our outstanding shares. Since it is currently a bulletin board company, it does not need shareholder approval.

     Right Of Indemnification - The Company is obligated to indemnify the Investors from all liability and losses resulting from any misrepresentations or breaches the Company makes in connection with the PECL Agreement, other related agreements, or the registration statement.

     Fees - The Company also has to pay a Finders Fee of ten (10) percent of the amount of cash proceeds of each Put to the Investors. This 10% fee also applies to all cash proceeds from the exercise of any Warrants by the Investors. Additionally, the Company has to pay a legal fee to the Investor's counsel in an amount of  $5,500 in connection with each of the first and second closings and $1,000 for each closing thereafter. The Company paid $3,000.00 at the signing of the PECL Agreement.

     Results Of Operations

     The Company realized a net loss from operations of $710,402 for the 2nd quarter ending March 31, 2001 as compared with a $2,797,342 net loss for the same period last year ending March 31, 2000. The Company had no revenue for the 2nd quarter ending March 31, 2001.

     Plan Of Operation

     Loss on operations for the Company for the 2nd quarter ending March 31, 2001 decreased 134% from the same period last year.  These losses are attributed to the Company's development, marketing and general expense of the H-Net
     Wireless Network.  The Company will, over the next 36 months, rely on recently obtained equity financing of
     $15 million from a group of private investors to purchase common stock from the Company. (See Part II, Item 5 below).
     The Company had no revenues in fiscal 2000.

     Liquidity and Capital Resources

     As of March 31, 2001, the Company had a negative working capital of $1,349,485 consisting of $147,644 in current assets and $1,497,129 in current liabilities as compared to negative working capital of $1,727,994 for the same period last year. The Company is dependent on achieving profitable operations through the success of its subsidiaries to continue as a going concern.

     The Company had total assets of $220,968 as of March 31, 2001, and total liabilities of $1,497,129.  Shareholder deficit is $1,276,161, as compared to a deficit of $1,631,362 for the same period last year.  The Company issued 1,800,000 shares of common stock for cash and services during the 2nd quarter ending March 31, 2001.

     Cash Flows

     The Company had a net loss for the 2nd quarter ending March 31, 2001, of $710,402.  The cash used in operations toward this loss was $208,811.  The largest area of loss was the result of non-cash transactions to the Company with services to the Company that were not paid with cash totaling $134,888.  The Company issued shares for $109,000 of common stock to partially finance the operating losses for the 2nd quarter.

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

     Effect Of Inflation

     Inflation did not have any significant effect on the operations of the Company during the quarter ended March 31, 2001.
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

                     None.

     Item 2.  Changes in Securities and Use of Proceeds

     Stock Subscriptions

     In January 2001 the Company received a $75,000.00 Stock Subscription Agreement for restricted common stock.
     The stock was sold for $.075 per share; approximately 50% of the market price at the time of the purchase, which management believes is exempt from registration under Section 4(2) of the 1933 Securities Act.  Additionally,
     the Company issued 300,000 shares of restricted common stock for $.25 per share pursuant to an election to convert three (3) Convertible Promissory Notes in an aggregate amount of $75,000 issued on March 2, 2000 during an offering exempt from registration under Rule 506 of Regulation D of the 1933 Securities.

     In January 2001 consultants to the Company elected to exercise options to purchase 400,000 shares of common stock pursuant to a Consulting Agreement at 15% below the market price or $.085 per share.

     In April 2001 the Company issued restricted common stock to various employees and consultants to the
     Company including 400,000 shares of restricted common stock to the Advisory Board Members; 3,022,927 shares of common stock as accrued compensation to Company employees; 696,317 shares of common stock to consultants for services rendered.

     The Company believes the shares issued in these transactions did not involve a public offering and were made in reliance upon an exemption from registration provided by Regulation D and Section 4(2) of the
     Securities Act of 1933, as amended.

     Item 4. Submission of Matters to a Vote of Security Holders

     Shareholders Meeting

     The annual meeting of the shareholders of Conectisys Corporation will be held at One World Trade Center,
     Long Beach, California in the 2nd Floor Auditorium on May 30, 2001, at 10:00 a.m. Details of the business to be conducted at the annual meeting are given in the Notice of Annual Meeting and Proxy Statement. The Notice
     and Proxy Statement were mailed out to each shareholder of record as of April 20, 2001.

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

      New Advisory Board Formed

     The Company has an Advisory Committee to advise the Board of Directors, its executive officers and its technical staff, from time to time on various industry related issues. The Advisory Committee is headed by the Company's President, Rod Lighthipe and presently consists of the following energy industry experts:

     Dr. Hugo Pomrehn

     Dr. Pomrehn was nominated by President Bush on June 28, 1992 to serve as the Under Secretary of Energy, and was confirmed by the United States Senate for that position on September 29, 1992. As Under Secretary to Admiral
     James Watkins, Dr. Pomrehn was the third-ranking official at the U.S. Department of Energy, which employed approximately 170,000 federal and contractor personnel and had an annual budget of $20 billion. Dr. Pomrehn's professional career covers a broad spectrum of energy and environmental technologies. He has been engaged in engineering and management consulting in the energy and nuclear fields for more than 30 years. He also was Vice president of the Bechtel Corporation.

     Aaron R. Sokol

     Mr. Sokol is a Vice President at Deutsche Bank Alex Brown. Mr. Sokol's responsibilities include providing innovative and customized solutions in order to preserve and enhance one's wealth. He is also responsible for new business development as well as global financial advisory services for existing and prospective clients.

     Mr. Sokol joined Deutsche Bank Alex Brown from Los Angeles-based Scudder Kemper Investments, Inc. Mr. Sokol has also served as an Assistant Vice President at First Chicago Capital Markets, Inc., and prior to that, worked in Corporate Finance at Nations Bank Capital Markets, Inc. Mr. Sokol earned a J.D. from Boston University School of Law and a M.B.A. in Finance and New Venture Management from the University of Southern California.

     Larry W. Siler

     Mr. Siler is currently Manager of Fuel Transportation for Edison Mission Energy in Chicago, Illinois. Mr. Siler
     was the Coal Supply Superintendent for Commonwealth Edison Company in Chicago from 1988 to 1999. From 1986 to 1988 he was a Management & Engineering Consultant in Austin, Texas. He also held positions as the Fuels Manager,
     Engineering Supervisor, Staff Engineer and Fuels Engineer for the Lower Colorado River Authority from 1973 to 1986.
     Mr. Siler graduated with a Bachelors of Science degree from the University of Texas at Austin in 1970.

     Tod O'Connor

     Mr. O'Connor acted as Director of Government Relations for two Edison International Inc. subsidiaries, Southern
     California Edison RD&D Department and Edison Technology Solutions from 1993 to 1999. He also worked with Pacific
     Enterprises and its subsidiary, Southern California Gas Co. from 1989 to 1993, and MARC Associates' Status Group in Washington DC, 1988-1989. He was a Legislative Aide in the United States House of Representatives where he advised House Speaker Thomas P. (Tip) O'Neill on pending legislation and proposed federal regulations, as well as the Democratic Steering and Policy Committee from 1980 to 1981. Mr. O'Connor is currently President of O'Connor
     Consulting Services, Inc. in Woodland Hills, California. Mr. O'Connor has Masters of Law degree in Labor Law from
     Georgetown University Law Center, Washington, DC, 1983 and a Juris Doctor from Suffolk University Law School in 1980.

     The Advisory Board members received 100,000 shares of restricted common stock as compensation for their service.

     SB-2 Registration Statement Filed with The Securities & Exchange Commission

     On March 19, 2001 the Company filed a Form SB-2 Registration Statement with the Securities & Exchange Commission.
     On May 7, 2001 an Amended SB-2 Registration Statementwas filed.

     The Company's initial SB-2 filing was to register 5,000,000 shares of common stock for sale to the public;
     56,000,000 shares for issuance pursuant to a Private Equity Line of Credit Agreement and 3,102,472 Selling Security
     Holders for total of 64,102,472 shares to be registered.

     On April 12, 2001 the Company received a bridge loan in the amount of $300,000 from Laurus Master Fund, Ltd. in the form of a Convertible Debenture. Additionally, the original Private Equity Line of Credit Agreement was modified and a new Private Equity Line of Credit Agreement was entered into on May 1, 2001. The new Agreement provides the
     Company with access of up to $15 million in equity financing over the next 36 months.

     The Company then filed a streamed lined Amended SB-2 Registration Statement to register only those shares that are necessary for the conversion of the Convertible Debenture issued to Laurus Master Fund, Ltd., namely, 4,411,765 shares of common stock. The Company hopes to have the Amended SB-2 Registration Statement approved by Securities & Exchange
     Commission by June 1, 2001.

     Item 13.  Exhibits and Reports on Form 8-K

             (a) Exhibit

                 99.0   Financial Statement (Unaudited)

             (b) During the Registrant's fiscal quarter ending March 31, 2001, the registrant filed the following current reports on Form 8-K:

                 None.

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has
     duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.

     Date: May 15, 2001
     CONECTISYS CORPORATION
     By  /S/ Robert A. Spigno
     Robert A. Spigno, CEO

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     Signature
     /S/ Robert A. Spigno(Robert A. Spigno)
     Title: Chairman of the Board and Chief Executive Officer
     Date: May 15, 2001

    EXHIBIT 99.0 - FINANCIAL STATEMENT

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)

CONSOLIDATED BALANCE SHEET

March 31, 2001

                                             Mar. 31      Mar. 31      Sep. 30
                                              2001         2000         2000
                                            Unaudited    Unaudited     Audited

ASSETS

Current assets
  Cash and cash equivalents                    (10,902)     290,528       33,688
  Prepaid expenses                             158,546            0      158,546

Total current assets                           147,644      290,528      192,234

Property and equipment, net                     73,324       76,932       93,304

License and technology, net                          0       20,000            0

Other asset                                          0            0            0

TOTAL ASSTES                                   220,968      387,460      285,538

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
CONSOLIDATED BALANCE SHEET
March 31, 2001

                                             Mar. 31      Mar. 31      Sep. 30
                                              2001         2000         2000
                                            Unaudited    Unaudited     Audited

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities
  Accounts payable                             119,892      178,929       97,827
  Accrued compensation                         639,107      603,076      438,647
  Due to officer                               136,833      208,355       75,000
  Other current liabilities                    215,360      236,610      152,995
  Notes payable
    Related                                          0      344,195            0
    Other                                      385,937      447,357      390,937

Total current liabilities                    1,497,129    2,018,522    1,155,406

TOTAL LIABILITIES                            1,497,129    2,018,522    1,155,406

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
Stock options exercisable, convertible
  preferred stock - Class B, stock
  options issued and outstanding, common
  stock - 4,663,500 and 3,600,000 stock
  options issued and outstanding               999,775    1,363,310      999,775
Common stock, no par value;
  250,000,000 shares authorized,
  25,735,429 for Mar. 31, 2001 and
  17,563,347 for Mar. 31, 2000 shares
  issued and outstanding                    16,476,080   14,287,374   16,187,421
Stock subscription receivable                                            (15,450)

Accumulated (deficit)                      (18,892,036) (17,402,066) (18,181,634)

TOTAL STOCKHOLDERS' (DEFICIT)               (1,276,161)  (1,631,362)    (869,868)

TOTAL LIABILITIES AND
 STOCKHOLDERS DEFICIT                          220,968      387,160      285,538

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Six Months Ended March 31, 2001 and 2000 and the Cumulative Period
From December 1, 1990 (Inception) Through March 31, 2001

                                                                    Dec. 1, 1990
                                                                     (Inception)
                                          Six Months Six Months    Through
                                             Mar. 31      Mar. 31      Mar. 31
                                              2001         2000         2001
                                            Unaudited    Unaudited    Unaudited

Revenues                                             0            0      517,460

Cost of goods sold                                   0            0      529,791

Gross profit (loss)                                  0            0      (12,331)

General and administrative                     694,982    2,744,762   14,040,805
Bad debt write-offs                                  0            0    1,680,522

(Loss) from operations                        (694,982)  (2,744,762) (15,733,658)

Non-operating income (expense)                 (15,420)     (52,580)  (2,143,136)

Minority interest                                    0            0       62,500

Net (loss)                                    (710,402)  (2,797,342) (17,814,294)

Weighted average shares
 outstanding -
 basic and diluted                          25,173,670   15,399,052

Net (loss) per share                             (0.03)       (0.18)

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
For the Cumulative Period December 1, 1990 (Inception) Through March 31, 2001

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

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
For the Cumulative Period December 1, 1990 (Inception) Through March 31, 2001

                         Preferred Stock                Common Stock                                 Total
                         Class A and B                  No Par Value                Accumulated  Shareholders'
                             Shares          Value         Shares        Value        Deficit    Equity (Deficit)

Shares issued in exchange for:
Cash, Feb. 1995                      0               0         1,160       232,000             0       232,000
Debt repayment, Feb. 1995            0               0         2,040       408,000             0       408,000
Debt repayment, Feb. 1995            0               0         4,778       477,810             0       477,810
Acquisition of assets, CIPI
 Feb. 1995                           0               0        28,750     1,950,000             0     1,950,000
Acquisition of assets,
 Apr. 1995                           0               0        15,000             0             0             0
Cash and services, Apr.
 and May 1995                        0               0        16,000       800,000             0       800,000
Cash, Jun. 1995                      0               0           500        30,000             0        30,000
Acquisition of assets and
 services, Sep. 1995                 0               0         4,000       200,000             0       200,000
Cash, Sep. 1995                      0               0            41         3,000             0         3,000
Acquisition of assets,
 Sep. 1995                           0               0        35,000     1,750,000             0     1,750,000
Return of assets, CIPI
 Sep. 1995                           0               0       (27,700)   (1,950,000)            0    (1,950,000)
Net loss for the year                0               0             0             0    (2,293,867)   (2,293,867)

Balance, Sep. 30, 1995          16,345          16,345       129,569     5,031,834    (3,374,010)    1,674,169

Shares issued in exchange for:
Cash, Feb. 1996                      0               0         1,389       152,779             0       152,779
Debt repayment, Feb. 1996            0               0        10,000       612,000             0       612,000
Services, Feb. 1996                  0               0         3,160       205,892             0       205,892
Cash, Mar. 1996                      0               0           179        25,000             0        25,000
Shares returned and
 cnaceled Mar. 1996                  0   0       0           (15,000)            0 0    $                    0
Services, Apr. 1996                  0               0            13         2,069             0         2,069
Services, Sep. 1996              4,155 A         4,155           586        36,317             0        40,472
Services, Oct. 1996                  0               0         6,540       327,000             0       327,000
Debt repayment, Nov. 1996            0               0         2,350        64,330             0        64,330
Net loss for the year                0               0             0             0    (2,238,933)   (2,238,933)

Balance, Sep. 30, 1996          20,500          20,500       138,786     6,457,221    (5,612,943)      864,778

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
For the Cumulative Period December 1, 1990 (Inception) Through March 31, 2001

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
For the Cumulative Period December 1, 1990 (Inception) Through March 31, 2001

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
For the Cumulative Period December 1, 1990 (Inception) Through March 31, 2001

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
For the Cumulative Period December 1, 1990 (Inception) Through March 31, 2001

                         Preferred Stock                Common Stock                                 Total
                         Class A and B                  No Par Value                Accumulated  Shareholders'
                             Shares          Value         Shares        Value        Deficit    Equity (Deficit)
Shares issued in exchange for:
Services, Oct. 2000
 through Mar. 2001                                           888,191       134,888                     134,888
Stock subscription receivable,
 Oct. 2000                           0               0             0        15,450                      15,450
Debt, Jan. 2001                      0                       300,000        75,000                      75,000
Cash, Jan. 2001                                            1,000,000        78,771                      78,771

Net loss for the period              0               0             0             0      (710,402)     (710,402)

Balance, Mar. 31, 2001         390,020       1,139,795    25,715,929    16,476,080   (18,892,036)   (1,276,161)

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended March 31, 2001 and 2000 and the Cumulative Period
From December 1, 1990 (Inception) Through March 31, 2001

                                                                    Dec. 1, 1990
                                                                     (Inception)
                                          Six Months Six Months    Through
                                             Mar. 31      Mar. 31      Mar. 31
                                              2001         2000         2001
                                            Unaudited    Unaudited

Net income (loss)                             (710,402)  (2,797,342) (17,814,294)
    Adjustments to reconcile net income (loss)
      to net cash provided by (used by)
      operating activities:
        Provision for bad debt                       0            0    1,422,401
        Depreciation and amortization           19,980       38,140    1,630,568
        Stock issued for services              134,888    2,572,394    6,418,725
        Stock issued for interest                    0            0      535,591
        Minority interest                            0            0      (62,500)
        Write-off of intangibles                     0            0    1,299,861
        Settlements                                  0            0      (25,000)
Changes in operating assets and liabilities
  (Increase) decrease in assets
    Accounts receivable                              0            0       (4,201)
    Interest receivable                              0            0      (95,700)
    Deposits                                         0        7,000      (25,000)
  Increase (decrease) in liabilities
    Accounts payable                            22,065      (83,412)     268,101
    Accrued compensation                       200,460     (284,307)   1,437,200
    Due to officer                              61,833       75,160      771,709
    Other current liabilities                   62,365       42,385      433,931

Net cash provided (used) by
 operating activities                         (208,811)    (429,982)  (3,808,608)

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended March 31, 2001 and 2000 and the Cumulative Period
From December 1, 1990 (Inception) Through March 31, 2001

                                                                    Dec. 1, 1990
                                                                     (Inception)
                                          Six Months Six Months    Through
                                             Mar. 31      Mar. 31      Mar. 31
                                              2001         2000         2001

Investing activities
  Increase in notes receivable                       0            0   (1,322,500)
  Cost of license & technology                       0            0      (94,057)
  Purchase of equipment                              0            0     (181,109)

Net cash provided (used) by
 investing activities                                0            0   (1,597,666)

Financing activities
  Common stock issued for cash                  94,221      528,888    3,047,606
  Preferred stock issued for cash                    0            0       16,345
  Proceeds from stock purchase                       0            0      281,250
  Proceeds from debts
    Related party                                    0      177,000    1,852,691
    Other                                       85,000            0      291,544
  Payments on debt
    Related party                                    0            0      (46,407)
    Other                                      (15,000)     (12,382)     (68,172)
    Subscription receivable                          0            0       20,000
  Contributed capital                                0            0          515

Net cash provided(used) by
 financing activities                          164,221      693,506    5,395,372

Net increase (decrease) in cash                (44,590)     263,524      (10,902)

Cash beginning of period                        33,688       27,004            0

Cash end of period                             (10,902)     290,528      (10,902)

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended March 31, 2001 and 2000 and the Cumulative Period
From December 1, 1990 (Inception) Through March 31, 2001

                                                                    Dec. 1, 1990
                                                                     (Inception)
                                          Six Months Six Months    Through
                                             Mar. 31      Mar. 31      Mar. 31
                                              2001         2000         2001

Cash paid during the year for
  Interest                                           0       23,117      175,937
  Taxes                                              0          800        3,250

Non-cash activities
  Common stock issued for
    Purchase of stock                                0            0      281,250
    Prepaid expenses                                 0            0      133,546
    PP&E                                             0            0      130,931
    Deposit                                          0            0            0
    License & technology                             0            0    2,191,478
    Repayment of debt                                0            0    1,804,795
    Service & interest                         100,888    2,572,394    5,145,080

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2001

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

 Organization (continued)

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
March 31, 2001

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

As of March 31, 2001, the Company had a deficiency in working capital of approximately
$1,349,000, and had incurred continual operating losses since its return to the development stage ($1.8 million in 1996, $2.3 million in 1997, $4.2 million in 1998, $1.0 million in 1999
(ten months), $3.5 million in 2000 and 0.71 million for the six months ended March 31, 2001, which raise substantial doubt about the Company's ability to continue as a going concern.

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

Since the fair value is estimated at March 31, 2001, the amounts that will actually be realized or paid at settlement of the instruments could be significantly different.  The carrying amount of cash and cash equivalents is assumed to be the fair value because of the liquidity of these instruments.
Accounts payable, accrued compensation, other current liabilities, and notes payable approximate fair value because of the short maturity of these instruments.  Long-term debt is recorded at face value because the principal amount is convertible into common stock.

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2001

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

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2001

Accounting for stock-based compensation

Statement of Financial Accounting Standards No. 123, "Accounting for Stock-based Compensation" (
SFAS No. 123) establishes a fair value method of accounting for stock-based compensation plans and for transactions in which an entity acquires goods or services from non-employees in exchange for equity instruments.  The Company adopted this accounting standard on January 1, 1996.  SFAS No. 123 also encourages, but does not require, companies to record compensation cost for stock-based employee compensation.  The Company has chosen to account for stock-based compensation utilizing the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to
Employees."  Accordingly, compensation cost for stock options is measured as the excess, if any, of the fair market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock.  Also, in accordance with SFAS No. 123, the Company has provided footnote disclosures with respect to stock-based employee compensation.  The cost of stock-based compensation is measured at the grant date on the value of the award, and this cost is then recognized as compensation expense over the service period.  The value of the stock-based award is determined using a pricing model whereby compensation cost is the excess of the fair market value of the stock as determined by the model at the grant date or other measurement date over the amount an employee must pay to acquire the stock.

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
March 31, 2001

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
March 31, 2001

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

NOTE 4.    PROPERTY AND EQUIPMENT

Property and equipment at March 31, 2001 consisted of the following:

Office equipment                             $   262,320
Furniture and fixtures                            16,609
Vehicles                                          35,362
                                             -----------
Total cost                                       314,291
Accumulated depreciation                        (240,967)
                                             -----------
Net book value                               $    73,324
                                             ===========

NOTE 5.    LICENSES AND TECHNOLOGY

Licenses and technology at March 31, 2001 consisted of the following:

      License                              $   421,478
      Accumulated amortization                       (421,478)
                                                   -----------
 Net book value                                  -
                                                   ===========

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2001

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

During the first half of the year ended September 30, 2000, the Company's CEO advanced the Company an additional $68,500 (net of a $5,000 repayment) at an annual interest rate of 10%.  Total interest on the advances and promissory notes amounted to $21,766 through May 22, 2000, at which time the total principal plus accrued interest on the aggregate loans ($420,961) was effectively paid-off through the exercise of 2,056,346 common stock options and 20,000 Preferred Class A stock options.  The total exercise price for these stock options was $509,972.  The balance of the proceeds of $89,011 was applied against accrued officer compensation.  During August and September 2000, the Company's CEO
advanced the Company another $75,000, which remained unpaid through year-end.  During the six months ended March 31, 2001, the officer advance the Company an additional $15,000 bringing the total to
$90,000 which has been converted to a note.

Another officer of the Company advanced the Company $60,000 during the six months ended March 31, 2001 which has been converted to a note.

NOTE 7.    NOTES PAYABLE

Notes payable at September 30, 2000 consisted of the following:

Note payable to Devon Investment Advisors,
      unsecured, due on demand, interest payable
      at an annual rate of 10%                      $ 241,824

Note payable to Black Dog Ranch LLC,
      unsecured, semi-monthly payments of $2,500,
      including interest at an annual rate
      of 18%, with remaining balance due and
      payable on June 1, 2001                          144,113
                                                     ---------
 Total notes payable                            385,937
 Current portion                               (385,937)
                                                     ---------
 Long-term portion                            $     -
                                                     =========

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2001

NOTE 7. NOTES PAYABLE (continued)

The maturity of long-term debt at March 31, 2001 was as follows:

 Year ended March 31,:          2001           $ 385,937
                                                      ---------
       Total notes payable                            $ 385,937
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
March 31, 2001

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
March 31, 2001

NOTE 8. SHAREHOLDERS' EQUITY (DEFICIT) (continued)

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

In December, 2000, the Company issued 110,000 share of common stock valued at $12,005 to two consultants for services rendered.

In January, 2001, the Company issued 400,000 share of common stock valued at $34,000 to a consultant for services rendered.

In January 2001, the Company issued 1,000,000 share of common stock for $78,772 cash.

In January 2001, the Company issued 300,000 share of common stock to convert $75,000 of debt outstanding.

In March 2001, the company issued 100,000 shares of common stock valued at $18,776 to a consultant for services rendered.

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
March 31, 2001

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

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2001

NOTE 10. COMMITMENTS AND CONTINGENCIES (continued)

Employment agreements (continued)

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
March 31, 2001

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
March 31, 2001

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

NOTE 11. MAJOR CUSTOMERS

The Company, as a development stage enterprise, did not have revenues during six months ended March 31,
2001 and the year ended September 30, 2000.

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
March 31, 2001

NOTE 12. STOCK OPTIONS (continued)

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
The common stock option activity during the six months ended March 31, 2001 and fiscal year ended
September 30, 2000:
                                             Common Stock
                                               Options     Weighted
                                                and        Average
                                              Warrants      Price
                                              ----------    --------
     Balance outstanding, September 30, 1999  3,600,000    $    .64
      Granted                                 1,913,500         .86
      Exercised                              (2,306,346)        .27
                                             ----------    --------
     Balance outstanding, September 30, 2000  3,207,154    $    .69(1)
                                             ----------    --------
     Balance outstanding, March 31, 2001      3,207,154    $    .69(1)
                                             ==========    ========

(1) Due to floating strike prices, weighted average price upon issuance is $0.94, upon exercise is $0.69.

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2001

NOTE 12. STOCK OPTIONS (continued)

The following table summarizes information about common stock options at March 31, 2001:

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

NOTE 13.      FORM S-8 FILING

In September 2000, the Company filed a Form S-8 registration statement for the Conectisys Corporation
Amended Non-Qualified Stock and Stock Bonus Plan (the "Plan").  The purpose of the Plan is to compensate independent consultants of the Company through the granting of non-qualified stock options (as described in Sections 83 and 41 of the Internal Revenue Code).  Shares of stock covered by stock options and stock bonuses consist of 1,000,000 shares of the common stock of the Company.

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2001

NOTE 14.      SUBSEQUENT EVENTS

On May 7, 2001 the Company filed an Amended Form SB-2 Registration Statement for 4,411,765 shares of common stock.

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