Form 10KSB/A
period 2000-09-30
CONECTISYS CORP
filed 2001-08-08
CIK 790273

<pre>
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

The aggregate number of shares of the voting stock held by non-affiliates on August 7, 2001 was 22,082,308. The market value of these shares, computed by reference to the market closing price on August 7, 2001 was $3,809,198. For the purpose of the foregoing calculation only, all directors and executive officers of the registrant have been deemed affiliates. The number of shares outstanding of issuer's classes of equities as of August 7, 2001 was 44,509,601.

PART I
Item 1.     Description of Business

General

What is H-Net?
H-Net is a system to remotely read electric meters without the necessity of someone going out and physically seeing the meter, as has been the traditional method of reading meters in the past.

H-Net hardware becomes an integral part of new electric meters put into service. It is not feasible to retrofit to existing electric meters currently in use in the field. Once installed, the new electric meters once installed can then send the electric meter usage readings by H-Net's wireless radio system to a central computer for storage and retrieval.

H-Net's deployment costs are minimal since there are no towers to put up and no expensive infrastructure to erect. The data collected by H-Net is transmitted over the undesignated and unlicensed 900MhZ radio bandwidth for transmission. The H-Net system allows for high density of transmissions, which makes it ideal for metropolitan areas as well as suburban or rural communities. With every H-Net equipped electric meter that is installed the H-Net meters begin to self-configure by sending transmission data between H-Net meters. The H-Net meters can communicate to a distance of approximately .25 miles. For every H-Net meter area a small relay station called a Base Station is installed. A Base Station can operate with up to 20,000 H-Net meters transmitting to it. The Base Station continually receives H-Net electric meter reading data every second with information being exchanged and verified for accuracy. Every 15 minutes the Base Station transmits the accumulated electric meter readings by telephone via modem to our central storage computer at our facility called the Network Operating Center. Once the readings from the H-Net meters arrive the data can be assembled into various formats for billing customers as well as electric power purchasing and conservation programs.
H-Net Pilot Program
On February 15, 2000 we successfully launched our H-Net pilot test project in Los Angeles, California. Although the initial pilot was small, it was a working model showing the capabilities of H-Net as an Automatic Meter Reading device. The initial pilot demonstrated H-Net's technology, which acquires real time data from an electric meter, processes this data to show power usage and cost, and can display this information via the Internet.

In September 2000 we launched a second pilot test project and engineered a portable H-Net Wireless Network capable of demonstrating the H-Net System anywhere in the country.

Based upon H-Net's success in its initial pilots in proving H-Net as a viable system of administration and reporting for the reading of electric meters, we released a third pilot test project for 2001. We expect to begin testing H-Net with third parties (beta testing) in the 2nd quarter of 2002. We are in the process of developing the final cost reduced version of H-Net for commercial deployment in 2002.

H-Net At Work
H-Net is new technology developed to allow energy companies to have a wireless network of intelligent electric meters, each unit talking to each other and passing data back and forth, allowing real-time electric consumption data and statistics to be collected. Energy Service Providers will save money by efficiently collecting accurate electric usage profiles and using this nearly real-time electric usage data to competitively bid for electricity in the newly deregulated electricity market.

Detailed information and charts can be easily created to help plan for the electric needs of the future. Through the use of the H-Net system an Energy Service Provider can tell exactly how much electric power a metropolitan area, a neighborhood, or even an individual house is using since each individual H-Net unit can individually identified in the field. Customers will have the ability to check their electric usage and billing rates in real time through the Internet thus promoting energy conservation.
The H-Net Wireless Network Vision
H-Net will provide an electric or utility company with the ability to provide its customers with information through the Internet. The site could provide electric usage data that would show when electricity is used every 15 minutes of every day and the related costs to each of its customers, allowing its customers to analysis, identify and capture cost savings opportunities.

The H-Net System will open both educational and sales opportunities for the customer and energy companies alike. The purchasing power produced by accurate historical and real time data facilitates efficiency and cost saving advanced electricity purchasing. The H-Net System will allow the monitoring of energy levels of its customers and will ensure that the utility companies are aware of any delivery problems including power outages and energy thefts. When a regional area suffers a heavy storm, the H-Net System will provide a power company with the ability to determine which of its customers does not have electric power, without the aid of a customers' service phone calls allowing the service crews to be dispatched more efficiently. Using H-Net, the utility company knows precisely when each customer's service is restored and the exact duration of the outage.

H-Net will not only enhance safety but also convenience, allowing electricity to be remotely connected and disconnected, with all billing transactions completely automated. With H-Net's Internet connections, customers can request energy service on-line and discover that there are alternatives for time-of-use rates with incentives for reducing electricity consumption at different times of the day. Since H-Net allows the customer an information link directly to their electric meter, orders initiated by the customer can be automatically implemented. H-Net is monitoring the customer's electric meter constantly and meter reads are gathered and displayed on 15-minute intervals, 24 hours a day/ 7 days a week/ 365 days a year.

Electric companies will be able to implement innovative sales offerings of electricity such as pre-payment plans, and provide detailed customer's with usage and pricing information, allowing them to utilize the ability to purchase additional electricity via the Internet.

Electric prices are constantly changing, and electricity purchasing and trading is a critical function of electric companies. H-Net will provide customers and utilities with reliable and accurate electricity usage records. Customers could be offered special incentives to use electricity at off-peak times improving electricity utilization and conservation during critical peak periods.

H-Net would allow the distribution of electricity generation more simply and inexpensively with electricity usage and other vital information flowing directly, precisely and electronically through the entire electricity supply line. Electricity purchasers can make precise forecasts of purchasing, eliminating volatile wholesale electric prices. H-Net allows customers who are getting ready to terminate or switch electricity service providers to use the Internet to inform the current electric company of the change. At a precise time, selected by the customer, H-Net reads the meter, passes the information to the current electricity provider's system to produce a final bill, and disconnects the meter. The new meter data from that point forward is automatically routed to the new electricity provider. Billing delays and settlement time lags are non-existent. A customer can pay the bills electronically - all at a very low cost to the utility company. Low transaction costs will speed the path towards an open, competitive market.

H-Net can provide lower electricity costs, quicker transactions with less paperwork and less potential for errors, and increase asset utilization. Customer satisfaction will be enhanced through choice and costs savings, thus increasing customer loyalty.
Electric Meter Market
There are 125 million electric meters in the United States. Out goal is to capture 1% national market share and 10% of the California energy market.


           National Automatic Electric Meter Reading Figures

Description                                 Electric Meters Total Electric
-----------------------------------         ------------------------------
Meters in United States                                 125,000,000
U.S. Market Share Approx. 1%                              1,250,000
Electric Meters in California                            12,500,000
California Market Share Approx. 10%                       1,250,000
Government Regulation
The restructuring of the utility market in the United States has required reading meters much more frequently than the current practice of once a month, thus making the manual meter reading techniques currently in use inadequate. The market needs a new technology, which can simultaneously meet performance and price requirements of this market.

The utility industry in California is in disarray; energy prices are extremely high and deficits are growing. The utility industry is desperately preparing to comply with the mandates set by energy deregulation by requesting emergency price increases from the State of California. California has responded by preparing plans to increase production of energy within the state and increase the conservation of electricity, specifically that of residential users, in the future. The economic boom of the last eight years has created a tremendous increase in demand for electric power in California and throughout the country dictating that usually abundant surpluses of electric power are no longer available to states like California. Local utility companies have been searching for products to meet the requirements of conservation and deregulation, both of which require that an electric meter be read at least once an hour with real time readings. Less than 1/10 of one percent of all domestic electric meters are connected to an automated meter-reading device. So far government regulations have spawned the need for H-Net type technology. We do not anticipate any government regulations to hamper our efforts to sell H-Net systems.

H-Net System Research & Development  Progress
      Alpha prototype units have been designed and tested.

      We expect to begin its full-scale beta test pilots in the first quarter of fiscal year 2002.

      Patents for the H-Net product lines have been filed with the U.S. Patent office. Current status is patent pending.

      H-Net hardware is in cost reduction development and completion is expected by the end of this year 2001.

      H-Net has been operating in a pilot program since February 2000.

      Our Network Operation Center is fully functional and ready to receive field data.

      We anticipate deployment of large-scale networks (1,000 units) in the 2nd quarter of fiscal 2002.

      We have spent nearly $3 million in the last two fiscal years and through March 31, 2001 on research and development of the H-Net System.
Operations
During the initial design and engineering phases for the products, we have maintained low overhead costs and will do so until manufacturing and sales are underway. Additional staffing will take place as needed during the coming months, including Managerial, Clerical, Administration, Sales, Marketing, and Customer Service.

We will lease suitable office facilities for our operations within the Southern California area. We will initially utilize existing manufacturers to produce our products and so will not have a short term need to lease or build manufacturing facilities.

Our Strategy
Our deployment strategy is to capture the priority placement of H-Net for testing. We have reached an agreement for the evaluation of H-Net in the Advanced Power and Energy Program at University of California in Irvine, California. The program is a three level program of extensive laboratory and field-testing, and evaluation consisting of the following:

        Level I Platform:       High Supervision Beta Test Laboratory
        Level II Platform:      Institutional Environment
        Level III Platform:     University Research Park Living Laboratory

The Advanced Power and Energy Program is engaged in the development of test protocols for Distributed Resources including micro turbine generators, fuel cells, and combined heat and power applications. The plans are to undertake the development of test protocols for advanced metering and real time-of-use metering under the auspices of stakeholder agencies such as the California Energy Commission.

As part of this program, the University of California Irvine through the Advanced Power and Energy Program will include technologies such as that developed by ConectiSys with the understanding its mission is to accelerate the market viability of energy related technologies and systems, and this mission requires that the Advanced Power and Energy Program conduct objective research and development programs.

The Advanced Power and Energy Program will give H-Net the national platform upon which to prove itself out as a viable, efficient and reliable method of automated meter reading at a cost that is comparable to the current manual methods of meter reading.

In addition to University of California and the Advanced Power and Energy Program, we plan to do beta field testing with various utilities and energy service providers across the country. Generally, we plan to begin in California and then move on to major cities across the country.
Anticipated Revenues And Marketing
Once we are in the deployment stage of our H-Net system we anticipate the following gross revenues per meter per month

                         Meter Ownership         $ 1.21
                         Meter Service           $ 0.35
                         Meter Reads             $ 1.17
                         Network Service         $ 1.25
                         Meter Data Archive      $ 0.38
                         Internet Data Report    $ 0.30
                         Meter Billing           $ 1.02
                                                --------
                         Total Gross Revenues    $ 5.68

We will have costs totaling $3.00 per month per H-Net meter. These costs include the following:

  Meter Ownership to Meter Manufacturer                           $1.21
  Meter Service Royalties to Energy Service Provider              $0.27
  Network Service Credits to Energy Service Provider              $0.38
  Meter Data Archive Credits to Energy Service Provider           $0.11
  Internet Data Report Royalties to Internet Service Provider     $0.23
  Meter Billing Royalties to Internet Service Provider            $0.80
                                                                ---------
                        Total Costs                               $3.00

H-Net provides meter readings every 15 minutes. Considering that this corresponds to 96 reads per day or almost 3000 reads per month, even at a cost of one cent per read this would lead to an unacceptable monthly surcharge of thirty dollars ($30.00) per month. Manual monthly meter reads costs about one dollar ($1.00) per month. H-Net is designed to meet the low cost of the manual meter reading while providing 3000 times as many readings per month. The cost of running H-Net is roughly $.20 per meter per month or $.000066 per reading.

We have developed a multi-faceted marketing plan to facilitate the following objectives:

      Acquire and retain strategic beta test placement locations;

      Forge synergy partnerships with Energy Service Providers, Utilities and Internet Service Providers, this includes joint ventures, license agreements and strategic alliances;

      Secure meter manufacturing partners and e-commerce sponsorship;

      Promote unique features and specialized services of the H-Net System;
      and

      Create industry awareness by implementing a public relations and marketing campaign along with establishing a relationship with the State of California and other states in an attempt to facilitate a long-term solution for the nation's energy needs.

We will be providing licenses to meter manufactures so that they incorporate our H-Net technology into their electric meters. We will derive a small royalty per meter sold with H-Net integrated inside. The true revenues for us are through the reoccurring monthly service charges revenues of reading and archiving the data from the meters in the field. It is very similar to a shaving razor. The owner of the razor needs to buy replacement blades as long as he has that razor. Similarly, we are the only ones that can gather the data from the H-Net meters in the field. So the more meters out in the field the larger the reoccurring monthly service charge there is for us.

Competition
     ITRON Itron provides Automated Meter Reading systems and has installed systems worldwide, with a total of over 15 million units. Itron provides "drive-by" automated meter reading equipment.

     CELL-NET Cell-Net providers fixed-network wireless Automated Meter Reading systems and has installed 6 systems, with a total of over 2 million units, in Kansas City
                    (KCPL),Minneapolis (NSP), San Francisco (PG&E), Indianapolis (IP&L), and Puget Sound Power. Cell-Net has technology alliances with the major electric meter manufacturers. Schlumberger owns Cell-Net.

     SCHLUMBERGER   Schlumberger's Resource Management Systems Division has
                    deployed 38-meter reading systems, with a total of .75 million units, which includes low-tech hand-held meter reading devices. Their Electric Meter Division is in an alliance with their recent acquisition of Cell-Net.

     HUNT Hunt provides of power line carrier Automated Meter Reading. Hunt has installed 200 systems, with a total of 200 thousand units. System capabilities include substation switching. The market niche for Hunt Technologies are Rural Electric Cooperatives.

     METRICOM Metricom is a provider of wireless communication networks with fixed-wireless networks are installed in the San Francisco Bay Area, Seattle, Washington
                    D.C., and 10 universities. Metricom and Whisper Communications, Inc., in Sunnyvale, California, have formed an alliance to provide Automated Meter
                    Reading systems. Systems are installed at KN Energy and Pacific Gas & Electric Company. Recently they have also teamed up with Schlumberger to form an alliance.
Employees
We have five full time employees and a four person advisory board. These employees are involved in executive, corporate administration, operations, and sales and marketing functions. We also use the services of outside consultants and experts on many of our projects to help reduce costs.
Item 2. Description of Property
The Company's principal operation center is located at 24370 Avenue Tibbitts, Suit 130, Valencia, California 91355. This 1000 sq. ft. space is leased for $1,244.50 per month.

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

Item 3.   Legal Proceedings
On December 13, 1999 the Company and Southern Arizona Graphic Associates, Inc. ("Arizona Lithographers") settled a civil lawsuit filed on June 28, 1999 in the Pima County, Arizona. The Company issued Arizona Lithographers 26,087 shares in exchange for certain photographic rights and reprints. The case was dismissed with prejudice on December 15, 1999.

On March 26, 1999, a civil case, brought by Clamar Capital Corp., was dismissed by District Court of Arapahoe, State of Colorado against Conectisys Corp.

On March 5, 1999 the Company entered into an Amended Final Judgment of Permanent Injunctive Relief with the Securities and Exchange Commission ("SEC") in Securities and Exchange Commission v. Conectisys Corp. et al., Civil Case number 96-4146 (MRP). The Company and the SEC agreed on a settlement in which the Company would dismiss its then pending appeal and take a permanent injunction that the company would not in the future violate sections 5(a), 5(c), 17(a) d, 10(b), 10(b-5), or 15(c); in return the SEC would not demand the previously ordered disgorgement of $175,000.00.
Item 4.   Submission of Matters to a Vote of Security Holders
The 2000 annual stockholders meeting was held on March 15, 2000. Record holders of the Common stock as of February 14, 2000 (the "Record Date") were entitled to vote at the Meeting. As of the Record date, there were 15,609,888 shares of Common Stock issued and outstanding. Holders of the Common Stock on the Record Date were entitled to one vote for each share held as of the Record Date. The nominees for the Board of Directors were Robert Spigno, Lawrence Muirhead and Melissa Weger. The nominees received 74.7% of the possible votes and were retained as the current Board of Directors until the next annual meeting of shareholders.

The 2001 annual stockholders meeting was held on May 30, 2001. Record holders of the Common stock as of April 16, 2001 (the "Record Date") were entitled to vote at the Meeting. As of the Record date, there were 25,796,938 shares of Common Stock issued and outstanding. Holders of the Common Stock on the Record Date were entitled to one vote for each share held as of the Record Date. The nominees for the Board of Directors were Robert Spigno, Lawrence Muirhead and Melissa Weger. The nominees received 75.4% of the possible votes and were retained as the current Board of Directors until the next annual meeting of shareholders.

PART II
Item 5.   Market for Common Equity and Related Stockholder Matters

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

As of November 1, 2000, there were over 2500 shareholders of record of the Company's common stock.
Price Range Of Common Stock
Our Common Stock is listed on the electronic bulletin board under the symbol "CNES". The following table sets forth the range of high and low sales prices for the Common Stock as reported by the electronic bulletin board for each period since 1999 (calendar years):

            Year    Quarter          Avg.Close     High    Low
            1999
                    First Quarter      0.644       0.712   0.589
                    Second Quarter     0.434       0.455   0.406
                    Third Quarter      0.782       0.833   0.743
                    Fourth Quarter     0.688       0.748   0.631
            2000
                    First Quarter       1.70       1.85    1.619
                    Second Quarter     0.746       1.11    0.468
                    Third Quarter      0.579       0.624   0.546
                    Fourth Quarter     0.219       0.251   0.199
            2001
                    First Quarter      0.188       0.740   0.090
                    Second Quarter     0.243       .0380   0.140
<page 10>
The Preferred Stock
The Company's Board of Directors is currently authorized to issue 50,000,000 shares of Preferred Stock; the Board of Directors has authorized the issuance of 1,000,000 shares of Class A Preferred Stock with 100 to 1 voting rights. At the present time there is 140,020 shares of Class A Preferred Stock issued and outstanding, all of which is owned by the CEO and President of the Company, Robert A. Spigno.

Further the Board of Directors has authorized the issuance of 1,000,000 shares of Class B Preferred Stock, which is convertible at any time at the rate of 10 shares of Common Stock for each share of Class B Preferred Stock. Such Preferred Stock may have the effect of delaying or preventing a change in control of the Company without further shareholder action and may adversely affect the rights and powers, including voting rights, of the holders of Common Stock.
Voting Rights
Holders of the Company's Common Stock are entitled to one vote per share for each Common Share held of record by Company shareholders. Class A Preferred stockholders are entitled to 100 votes per Share for each share of Class A Preferred Stock.
Dividend Policy
The Company does not currently intend to declare or pay any dividends on its Common Stock, except to the extent that such payment is consistent with the Company's overall financial condition and plans for growth. As the Company obtains the projected profits, substantial dividends may be delivered to the shareholders of record. Any future determination to declare and pay dividends will be at the discretion of the Company's Board of Directors and will be dependent on the Company's financial condition, results of operations, cash requirements, plans for expansion, legal limitations, contractual restrictions and other factors deemed relevant by the Board of Directors.
Stock Issuances
In October 1999, the Company re-acquired and canceled 17,500 common shares from the former president of PrimeLink, in return for a $12,000 consulting agreement.

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

506 Private Placement Offering - On February 1, 2000 the Company began a Private Placement Offering under Regulation D, Rule 506 in two (2) year, and 10% interest bearing Convertible Notes. The Notes were convertible to restricted common stock at a rate of 50% of the market price at the date of conversion. These notes were only sold to accredited investors as the term is defined in the private placement memorandum and rule 501(a) of regulation D promulgated by the Securities and Exchange Commission (SEC) under the 1933 act with a minimum investment OF $25,000.00. The Private Placement Memorandum can be viewed in its entirety on the Company's web site www.conectisys.net. The Company sold $195,000.00 in Promissory Notes. All of the notes have been converted to the Company's restricted common stock. A Form D was filed with the SEC as required by Regulation D of the 1933 Exchange Act.

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

In April 2001, the Company issued 450,000 shares of common stock valued at $48,600 to members of the Advisory Board.

In April 2001, the Company issued 3,356,270 shares of common stock valued at $376,794 as accured compensation to officers of the Company for the 1st and 2nd quarters of the fiscal year 2001.

In April 2001, the Company issued 261,974 shares of common stock valued at $37,976 for services.

In June 2001, the Company issued 491,419 shares of common stock valued at $132,683 for services.

In July 2001, the Company issued 100,000 shares of common stock valued at $25,000 for services.

The Company believes the shares issued in these transactions did not involve a public offering and were made in reliance upon an exemption from registration provided by Regulation D and Section 4(2) of the Securities Act of 1933, as amended.

Item 6.   Management's Discussion and Analysis or Plan of Operation
The following is our plan of operation for the following 12 months.

We are in the process of the final development of an Automated Meter Reading Network called H-Net. The products and services that we intend to offer are described in the "Business" description below. We have not begun to generate revenues, and the report of our independent auditors on our financial statements as of September 30, 2000 and 1999 contains an explanatory paragraph which raises substantial doubt about our ability to continue as a going concern. This going concern exception to the auditors' report highlights our need to actively pursue new debt and/or equity financing in order to continue operations and achieve our goals.

During the next 12 months, we expect to spend an estimated:

     $250,000 for the final hardware development and cost reduction of our H-Net product design;

     $500,000 for the initial beta testing and deployment of approximately 1000 units and the operating network to manage them;

     An estimated $250,000 to secure the further large scale testing (1000 units each)in various parts of the country;

     Approximately $500,000 to manage, operate, and implement these field tests; and

     An additional $2,000,000 to manufacture and delivery the test units to the field for testing deployment.

In conjunction with the deployment effort described above, H-Net will construct its own networks, which will feed into our main Net Operating Center for storage of the meter reading data from the field. The H-Net network will require computer servers known as Base stations in each test area.

As we develop our business, we expect to employ a yet undetermined number of additional people in accordance with our business plan. Additionally, we will be seeking to be qualified as a Meter Data Management Agent through various utilities in the State of California, as well as a Meter Service Provider.

We raised $300,000 in connection with the April 12, 2001 Convertible note described below.

We have other notes payable with balances of $385,937 as of March 31, 2001. The notes bear interest at rates ranging between 0% to 18%, and are payable on demand.

We have at times issued shares of our common stock to creditors in lieu of monies, both principal and interest, owing to such creditors, and as compensation for expenses incurred.

During April 2001, we issued a Convertible note in the amount of $300,000, and received gross proceeds of $300,000. The note bears interest at the rate of 8% and maybe converted into our shares of common stock at a rate of the lower of 80% of the average of the three (3) lowest closing prices of the common stock during the thirty (30) days immediately preceding the (a) Subscription Date and
(b) conversion date.

If we are required to pay our outstanding notes before we have any additional funding, we will not have sufficient working capital to fund our operations. Consequently, we need and hope to raise additional funds in the amount of $2,000,000 through a combination of additional funding through equity or debt financings.

There can be no assurance, however, that such funds will be available. If we are not successful in raising additional funds, we might be forced to delay, scale back or eliminate certain product and service development programs or cease operations altogether.
The April 2001 Convertible Note
The agreements and instruments relating to the rights and obligations of the convertible note issued in April 2001 are filed as exhibits to the registration statement, of which this prospectus forms a part. We urge you to read them in their entirety.

On April 12, 2001, under the terms of a subscription agreement between Laurus Master Fund, Ltd., and us, we sold an 8% convertible note with a face value of $300,000. David Grin and Eugene Grin are the principals of Laurus Master Fund. Its principal offices are located at c/o Onshore Corporate Services Ltd., P.O. Box 1234 G.T., Queensgate House, South Church Street, Grand Cayman, Cayman Islands.
The Terms Of The Notes Include:
      Maturity date of six (6) months from the date of issuance;

      Conversion price of the note in the principal amount of $300,000 is the lower of:

      $.136 or 80% of the average of the three lowest closing bid prices for our common stock for the 30 trading days preceding the conversion date;

      As of August 3, 2001, the conversion price for the note was $0.128 which is below the market price of our common stock;

      Interest is payable on the notes at an annual rate of 8%; however, if we do not pay the principal or interest on the notes within 10 days of such amount becoming due, the interest rate will increase from 8% to 20%;

      The note holder has the right to convert the interest due under the note into shares of our common stock;

      If we are unable to issue the shares of common stock within five business days of when the note is convertible, then we must pay a late fee of $100 per business day after the date when the converted note shares were required to have been issued, for each $10,000 in principal amount of the note being converted and, at the note holder's election, we must also pay to the note holder a sum of money determined by multiplying the principal of the notes not convertible as a result of such failure by 125%, together with accrued but unpaid interest on the notes; for example, if we do not issue shares of common stock, in a timely manner, upon a full conversion of the $300,000 note, we could be required to pay a penalty of $75,000;

      If we do not deliver the shares of common stock to the holder upon a note holder's conversion of the note, the note holder may purchase such number of shares in the open market, or otherwise, in order to satisfy a sale by the note holder; we will then be required to pay to the note holder the amount in cash by which the note holder's total purchase price of the shares exceeds the aggregate principal amount of the note, plus interest. For example, if the note holder purchases shares having a purchase price of $11,000 to cover shares to be sold with respect to an attempted conversion of $10,000 of principal and/or interest, we will be required to pay the note holder $1,000 plus interest;

      We may not refuse to honor a conversion of a note holder on the grounds that the note holder, or its affiliates or associates, violated the law, unless a court order preventing the conversion has been obtained, and we have posted a surety bond for the benefit of the note holder in the amount of 130% of the amount of the note;

      We may not pay off a note prior to the maturity date without the consent of the note holder;

      The note has adjustment provisions for standard dilution events including stock splits, stock dividends and similar transactions;

      All principal and interest due on the outstanding April 12, 2001 note become immediately due and payable on October 12, 2001, or earlier in the event of a default;
Events Of Default Include:
      The registration statement, of which this prospectus is a part, is not declared effective on or before October 12, 2001;

      A breach by us of any material covenant or term or condition of the notes;

      A breach by us of any material representation or warranty made in the Subscription Agreement, or in any agreements made in connection therewith;

      We make an assignment for the benefit of our creditors, or a receiver or trustee is appointed for us;

      Any form of bankruptcy or insolvency proceeding is instituted by or against us; and

      Our common stock is delisted from, or we do not comply with the conditions for listing on, a principal market.
The Warrant
      We issued a Warrant to purchase up to 1,000,000 shares of our common stock.

      The April 12, 2001 Warrant is exercisable at an exercise price equal to $.19 per share of our common stock.

      The Warrant has a term of four years, expiring April 11, 2005.

      The Warrant has adjustment provisions for standard dilution events including stock splits, stock dividends and similar transactions.
<page 16>
Registration Rights
Under the terms of the Subscription Agreement, we are required to file a registration statement registering for resale at least 200% of the shares of our common stock which would be issuable upon conversion of the note, and such shares must be reserved and set aside solely for the benefit of the note holder.
Restriction On Future Financing
Until the passage of the later of (a) 180 days after the effectiveness of the registration statement of which this prospectus is a part, or (b) April 12, 2003, we are restricted from issuing any equity, convertible debt or other securities which are or could be, by conversion or registration, free-trading securities, except for the following issuances, among others:

      Equity or debt issued in connection with us acquiring a business or assets;

      Stock issued in connection with us establishing a joint venture, a partnership or creating a licensing arrangement; or

      Stock or stock options granted to our employees or directors pursuant to a plan, which has been approved by our shareholders.
Limitation On The Investors' Ownership Of Our Shares
We cannot require the selling stockholder to convert the note, in full or in part, into shares of our common stock, or exercise its Warrant, in full or in part, if it would result in it owning more than 9.99% of all of our common stock, as would be outstanding on that purchase date, conversion date or exercise date, when aggregated with all other shares of common stock then owned by the selling stockholder beneficially or deemed beneficially owned by such selling stockholder, including shares of common stock into which such note is convertible or into which such Warrant is exercisable, as determined in accordance with Section 16 of the Exchange Act.

However, the selling stockholder may waive the conversion and/or exercise limitations. Additionally, this restriction does not prevent the selling stockholder from converting its note in whole or in part, or exercising its warrant in whole or in part, and selling some of its holdings, and then converting such note or exercising such warrant into additional shares. In this manner, the selling stockholder could sell more than 9.99% of our common stock, while never holding more than this limit.
Fund Manager's Fees
On April 12, 2001, at the closing of the sale of the Convertible note, we paid the following fund manager's fees: $30,000, which is 10% of the aggregate purchase amount of the note. This fund manager's fee was paid to Laurus Capital Management, L.L.C., which is the fund manager of the investor. In addition, we agreed to pay fund manager's fees of 10% of actual cash proceeds from the exercise of the April 2001 warrant.

Failure to pay the fund manager's fees constitutes an event of default under the notes. This default would result in all principal and interest due on the outstanding notes becoming immediately due and payable.

Reasons For Our Accepting The Financing
At the time our Board of Directors approved the April 12, 2001 financing, these were the most attractive terms for viable funding that we could find. We carefully reviewed several different proposals before accepting funding from the Investors. The stock market's significant volatility over the preceding months and lacking any other acceptable sources of funding, our Board accepted the financing in spite of some of the potentially adverse effects of the financing.
Dilution
As of August 7, 2001, we had issued and outstanding 30,507,601 shares of common stock and had 50,000,000 shares of common stock reserved for possible future issuances upon conversion of the note, Sale of Stock pursuant to the Private Equity Credit Line Agreement, and the warrants issuable with respect to the note and the Private Equity Credit Line Agreement. In addition, we have reserved an aggregate of 16,805,469 shares of common stock for issuance pursuant to warrants and options outstanding.

The existence of the note and Warrant issued to the selling stockholder pursuant to the Subscription Agreement signed on April 12, 2001, may adversely affect the terms on which we may obtain additional equity financing. Moreover, the holders are likely to exercise their rights to acquire common stock at a time when we would otherwise be able to obtain capital with more favorable terms than we could obtain through the exercise of such securities.
Dilution Effects Of The Securities Underlying The Subscription Agreements
The following table represents the number of shares of our common stock issuable upon conversion of the note issued and the percentage of our outstanding shares such number of shares would represent, assuming the $300,000 note plus interest of $6,720 is fully converted, and assuming the purchase price is 0%, 25%, 50% and 75% respectively, discounted from the current trading price of our common stock. The conversion of note and/or exercise of warrant may result in a change of control of Conectisys.

                                                              Percentage of
                     Conversion Price                       Company's Common
     Market Price   80% of Market Price)  Number of Shares       Stock
         $0.18          $.136 (1)             2,255,294           6.9%
         $0.16          $.128                 2,396,250           7.3%
         $0.12          $.096                 3,195,000           9.5%
         $0.08          $.064                 4,792,500          13.6%  (2)
         $0.04          $.032                 9,585,000          23.9%  (2)

1. The conversion price is the lower of 80% of the average of the three (3) lowest closing prices of the common stock during the thirty (30) days immediately preceding the (a) Subscription Date and (b) conversion date. Any market price above $.17 would allow conversion price to be based upon the Subscription Date market price of $.17, which is a $.136 conversion price.

2. Even though the selling shareholder may not convert the note into more than 9.99% of the then outstanding common stock, the selling security holders can waive the 9.99% limitation and thus allowing the conversion of the note into common stock with no upper limit on the number of shares that may be issued.

Private Equity Credit Line Agreement
On May 1, 2001, we entered into a New Private Equity Credit Line Agreement with a group of private investors ("Investors", see chart below) to provide financing to the Company in an aggregate amount of $15.0 million through the sale of restricted common stock for a period of thirty-six (36) months. This New Agreement replaces the previous Agreement signed on February 1, 2001. The new Agreement entitles us to sell restricted common stock with registration rights, referred to as a "Put". The amount of the Put may not exceed the lesser of $500,000 or ten percent (10%) of the daily volume weighted average price of the common stock for the twenty-two (22) Trading Days after the Put date ("Valuation Period"), multiplied by the reported daily trading volume of the common stock for each such day. Notwithstanding the maximum amount limits, the minimum Put amount is $250,000. There must be at least 30 days between each Put and seven (7) days since the last closing of Put. The Purchase Price per Put share of common stock shall be based on the Average Daily Price (the daily volume weighted average price of the common stock) on each separate Trading Day during the Valuation Period. The number of Put shares to be purchased by the Investors shall be determined on a daily basis during each Valuation Period and settled on two Closing Dates defined as the thirteenth (13th) Trading Day following the Put date and the second Trading Day following the Valuation Period. The sale price of the stock is 84% of each Average Daily Price during the Valuation Period. If the daily volume of shares of common stock traded on any Trading Day during the Valuation Period is fewer than 100,000 shares of common stock ("Low Volume Day), the Investor shall not be required to purchase the Put shares otherwise to be purchased for such Low Volume Day. In such case, one-twenty-second (1/22nd) of the Investment Amount shall be withdrawn from the Investment Amount for each such Low Volume Day, the Valuation Period will be extended one additional Trading Day for each such Low Volume Day and the withdrawn Investment Amount shall be applied to the corresponding extended day. The maximum number of Low Volume Days for which such extensions shall be permitted is five days. The Investors may elect not to have such amount withdrawn from the Investment Amount and instead purchase Put Shares corresponding to any Low Volume Day. We have 45 days after close of the Put sale to file and have effective a registration statement in place for the Put shares purchased.

<u>Warrants</u> - The investors are also entitled to purchase common stock from us through Warrants. The investors have the right to purchase one (1) share common stock for every $2.00 in common stock purchased pursuant to a Put by the Company. The exercise price of the Warrants are equal to 120% of the lowest closing bid price during the Valuation Period of the Put. The Warrants are exercisable for four (4) years from the date of issuance.

The following chart discloses the principal(s) of the "Investors" in the Private Equity Credit Line Agreement and the person(s) with investment and dispositive power:

                                                        Investment/dispositive
          Investor                 Principal             Authority
      -------------------------  --------------       -------------------------
      Laurus Master Fund, Ltd.     Eugene Grin           Eugene Grin
                                   & David Grin          & David Grin

      The Keshet Fund, L.P.        Abraham Grin          John Clark

      Keshet L.P.                  Abraham Grin          John Clark

Laurus Master Fund, Ltd., Keshet Fund LP and Keshet LP are under common control and all shares registered hereunder may be deemed to be beneficially owned by such control person.
Results of Operations
We realized a net loss from operations of $710,402 for the six (6) months ending March 31, 2001 as compared to a net loss of $3,011,472 for the same six-month period in 2000. This 93% reduction was due to a reduction of $2,786,524 (from $2,786,524 in the first six months of fiscal 2000 to $134,888 in first six months of fiscal year 2001) of common stock issued in connection with the performance of various services to the Company. We had no revenue for the six
(6) months of the both fiscal years 2001 and 2000.

We realized a net loss from operations of $3,576,910 for the fiscal year end September 30, 2000, a 270% increase from the fiscal year end 1999, which had a net loss from operations of $1,323,831. The increase was again to due to the amount of stock issued in connection with the performance of various services for the Company. $990,949 in common stock was issued for services in fiscal year 2000 and only $,349,354 in the fiscal year 1999. We had no revenue for the fiscal year end September 30, 2000 and $25,655 for the fiscal year 1999.

Our net losses will continue for through the fiscal year 2001 and into the fiscal year 2002 until the acceptance of the H-Net product as a viable automated meter reading system. However, due to our Private Equity Credit Line Agreement we will be able to fund our future development of the H-Net product without issuing common stock for services thus saving us substantial money.
Plan of Operation
We had losses from operations for the six (6) month period ending March 31, 2001 decreased from the same period last year. Our loss on operations for the fiscal year end September 30, 2000 increased 170% from the prior year for the same period. These losses are attributed to our continued research and development associated with our H-Net Wireless Network, marketing and general expenses. We will over the next 12 months, rely on additional funding through the sale of common stock

Liquidity and Capital Resources
To date, we have been unable to generate any significant cash flows from our business operations. As a result, we have funded our operations through investor financing, including sales of common stock and the exercise of warrants and options. During the fiscal year 2000 and the six months ended March 31, 2001 we raised a total of $933,646 through these means. We also issued stock for services amounting to $1,125,837. We have also used debt to fund our operations. Until such time as we are able to generate significant cash flow from operations through increased sales of our products, we will be required to continue our reliance on investor financing and debt to fund our operations. At March 31, 2001, cash and cash equivalents totaled a negative balance of $10,902. Current liabilities at March 31, 2001, consisting primarily of accounts payable, accrued compensation, and short-term debt, exceeded current assets by $1,349,485.

As of fiscal year end September 30, 2000, we had a working capital deficit of $888,172 consisting of $192,234 in current assets and $1,080,406 in current liabilities. We had a working capital deficit of $2,070,074 at fiscal year end 1999.

We had total assets of $158,546 as of March 31, 2001, and total liabilities of $1,508, 031. Shareholder deficit is $1,349,485, as compared to a deficit of $1,631,362 as of March 31, 2000.

We had total assets of $285,538 as of the fiscal year end September 30, 2000 and total liabilities of $1,155,406. Shareholder deficit is $869,868 as compared to a deficit of $1,935,002 fiscal year end 1999. We issued 9,539,376 shares of common stock for cash, reduction of debt and services during the fiscal year ending September 30, 2000.

As of March 31, 2001, we have no capital expenditure obligations.

We can sell up to $500,000 worth of our common stock through the Private Equity Credit Line Agreement we entered into on May 1, 2001. The maximum amount we can sell is $15 million worth in the next 34 months.

We anticipate that that we will need $125,000 per month from now until the end of this calendar year to complete the final development of the H-Net product. We will then need additional funding as outlined above in the amount of $3.25 million in 2002.

We used the initial funding received from the April 12, 2001 Convertible note as follows:

        $50,000   H-Net Hardware Redesign for cost reduction
        $25,000   H-Net Network Operating Center Upgrades
       $193,000   General Operating Expenses

Even with the Private Equity Credit Line Agreement for $15 million there can be no assurance that the market for our stock will be such that adequate funding will be available to us. The report of our independent auditors on our financial statements for the years ended September 30, 2000 and 1999 contains an explanatory paragraph, which indicates that we have incurred losses and have a working capital deficiency. This report raises substantial doubt about our ability to continue as a going concern. This report is not viewed favorably by analysts or investors and may make it more difficult for us to raise additional debt or equity financing needed to run our business, and may have a negative effect on the market for our common stock.

Cash Flows
We had a net loss for the six (6) month period ending March 31, 2001, of $710,402. The cash used in operations toward this loss was $197,909.

We had a net loss for the fiscal year ended September 30, 2000 of $3,576,910. The cash used in operations toward this loss was $933,861. The largest area of loss was the result of non-cash transactions to the Company. Services to the Company that were not paid with cash totaled $2,136,459. We issued shares for $823,975 of stock restricted under Rule 144 and incurred $182,000 in debt to finance the operating losses for the fiscal year ended September 30, 2000.
Effect of Inflation
Inflation did not have any significant effect on the operations of the Company during the fiscal year ending September 30, 2000. Further, inflation is not expected to have any significant effect on future operations of the Company.
The Financial Accounting Standards Board (FASB) Impact
Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income," (SFAS No. 130) issued by the FASB is effective for financial statements with fiscal years beginning after December 15, 1997. Earlier adoption is permitted. SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The Company does not expect adoption of SFAS No. 130 to have an effect, if any, on its financial position or its results of operations.

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

Item 7.   Financial Statements
See pages F-1 through F-39 for this information.


INDEX TO CONSOLIDATED FINANCIAL STATEMENTS SEPTEMBER 30, 2000
CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)

                                                            Page No.

INDEPENDENT AUDITORS' REPORT                                  F-1

CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Balance Sheet                                    F-3
Consolidated Statements of Operations                         F-5
Consolidated Statements of Changes in
 Shareholders' Equity (Deficit)                               F-6
Consolidated Statements of Cash Flows                         F-11
Notes to Consolidated Financial Statements                    F-14

Financial statements are audited and included herein beginning on page F-1 and are incorporated herein by this reference.
Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
PART III

Item 9.   Directors, Executive Officers, Promoters and Control Persons.

MANAGEMENT
	The officers and directors of the Company are as follows:

Name	               Age	Position

Robert A. Spigno       45	Chairman of the Board of Directors,
                                & CEO

Rodney W. Lighthipe    52	President

Lawrence Muirhead      40	Chief Technical Officer and Director

Patricia Spigno        42	Chief Financial Officer, Treasurer and Secretary

Melissa Weger          24	Corporate Administrator and
                                Director

The term of office of each director of the Company ends at the next annual meeting of the Company's stockholders or when such director's successor is elected and qualifies.

The following is a brief description of the business background of the directors/key employees of the Company.
Robert A. Spigno, Chairman of the Board of Directors & Chief Executive Officer
Robert A. Spigno, age 45, has been Chief Executive Officer, President and Chairman of the Board of the Company since August 1995. Prior thereto, Mr. Spigno received his general contractors license from the State of California in 1978, and then ventured out to the home building industries as a sole proprietor. In 1989, he formed a California corporation named S.W. Carver Corporation, for which Mr. Spigno served as President and Chairman of the Board since 1989. Mr. Spigno brings over 25 years of experience in executive management and majority ownership of several privately held companies. He has been instrumental from concept to profitability in each of his companies, and offers ConectiSys the vision needed for the years ahead.
Rodney W. Lighthipe, President
Mr. Lighthipe, age 52, is the newly appointed President of the Company. Mr. Lighthipe was formerly the Power Contracts Manager from 1974-1980 for Southern California Edison in which he opened new transmission paths throughout the Western United States and Canada for the purchase and sale of bulk electrical power. He was also Research Manager from 1980-1987 and organized an International Consortium of Companies for the design, construction and operation of the world's largest Coal Gasification plant.

Mr. Lighthipe also served as the Director of Research from 1992-1996 for San Diego Gas & Electric and was responsible for the development and deployment of new technologies. Major projects included the installation of photovoltaics in remote areas and the launch of a "smart card" project employing residential telephone systems.

Mr. Lighthipe also acted as a Consulting Engineer in the energy and telecommunications fields as well as serving two tours of duty in Vietnam as a Lieutenant in the United States Navy.
Lawrence P. Muirhead, Member of the Board of Directors and Chief Technology Officer
Mr. Muirhead, age 40, has been with the Company for over a year and he combines his excellent record of academic achievement with 18 years of engineering and research experience in the aerospace industry to help lead the Company in new product development and deployment.
Melissa Weger, Member of the Board of Directors and Corporate Administrator
Ms. Weger, age 24 was appointed as a Director in November 1999 and she was elected as a Director by the shareholders on March 15, 2000. Ms. Weger has been a great asset to the Company since her arrival in 1998. Along with her public relations responsibilities, Ms. Weger manages the daily office activities of the Company. Her efforts include the drafting and publishing of the Company's press releases as well as responding to inquires of the Company's shareholders.
Patricia A. Spigno, Chief Financial Officer, Secretary and Treasurer
Ms. Spigno has been an officer of the Company since 1995. She has served in the past as a Director until 1997. Ms. Spigno brings 22 years experience in accounting and asset management. This multi-talented individual adds professional stability and is the cornerstone of the Company's corporate staff. Ms. Spigno is the former spouse of Robert A. Spigno, the Company's CEO.

Committees of the Board of Directors
The Company has a Stock Option Committee, which currently is composed of Robert
A. Spigno, Lawrence Muirhead and Melissa Weger. The Committee reviews all option grants under the Company's Non-Qualified Stock Option and Stock Bonus Plan.
Item 10. Executive Compensation
Remuneration for services in all capacities rendered to the Company for 1998 through September 30, 2000 with anticipated fiscal year 2001 compensation to all directors and officers, and as a total group as follows:

Compensation for services in all capacities rendered to the Company for the fiscal years ending September 30, 1999,
2000 and with anticipated fiscal year 2001 compensation to all directors and officers, and as a total group as follows:

                                                    Long Term Compensation
                                                                                  ----------------------------------------
                                            Annual Compensation                     Awards                 Payouts
                             ---------------------------------------------------  ------------- --------------------------
                                                                                   Securities
     Name and                Fiscal   Salary          Other Annual   Restricted    Underlying   LTIP       All Other
     Principal Position      Year (1) Cash      Bonus Compensation  Stock Awards    Options     Payouts   Compensation (2)
     -------------------     -------  --------- ----- ------------  ------------   ----------   -------   ----------------
     Robert A. Spigno,       1999     $133,333    -0-      -0-        $80,000                                $12,500
     CEO & Director          2000     $160,000    -0-      -0-        $80,000                     -0-        $13,750
                             2001     $160,000    -0-      -0-        $80,000       6,453,634     -0-            -0-

     Rodney W. Lighthipe,    2000     $ 10,000    -0-      -0-        $25,000                     -0-            -0-
     President               2001     $120,000    -0-      -0-       $100,000 (3)     100,000     -0-            -0-

     Patricia A. Spigno,     1999     $ 66,000    -0-      -0-        $40,000                     -0-        $12,500
     Secretary & Treasurer   2000     $ 80,000    -0-      -0-        $40,000                     -0-        $13,750
                             2001     $ 80,000    -0-      -0-        $40,000         500,000     -0-            -0-

     Lawrence Muirhead,      1999     $125,000    -0-      -0-          -0-                       -0-            -0-
     CTO & Director          2000     $150,000    -0-      -0-          -0-                       -0-            -0-
                             2001     $150,000    -0-      -0-          -0-         2,000,000(4)  -0-            -0-

     Melissa Weger,Corp.     1999     $ 30,000    -0-      -0-        $14,000                     -0-            -0-
     Administrator& Director 2000     $ 36,000    -0-      -0-          -0-                       -0-            -0-
                             2001     $ 36,400    -0-      -0-         $5,290         100,000     -0-            -0-

     All Executive Officers  1999     $365,109    -0-      -0-        $134,000                    -0-        $25,000
     and Directors as a      2000     $436,400    -0-      -0-        $134,000                    -0-        $27,500
     group                   2001     $546,400    -0-      -0-        $225,290      9,153,634     -0-            -0-


                        (1)     1999 was a shortened fiscal year because we changed our fiscal year end from November 30 to September 30.

                        (2)     Represents compensation from the rental of office space to the Company in 1999 and 2000.


                        (3)     Project bonuses based upon milestones achieved of up to 650,000 shares of restricted common stock.

                        (4)     Lawrence Muirhead, of 2,000,000 common stock options exercisable at $0.50 per share and expiring December 31, 2002. These common stock options will not vest until certain milestones have been attained.

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

In September 2000, the Company amended its Non-Qualified Stock Option and Stock Bonus Plan for independent consultants to the Company. The Amended Plan authorized the issuance of up to one (1) million shares of common stock. In furtherance of the Amended Plan the Company filed an S-8 Registration Statement in September 2000. The purpose of the Amended Plan is to further compensate independent consultants of the Company through the granting of non-qualified stock options (as described in Sections 83 and 421 of the Internal Revenue
Code). Shares of stock covered by stock options and stock bonuses consist of 1,000,000 shares of the common stock of the Company. 100,000 shares were issued to consultants under the Amended Plan for services and 500,000 shares represented retainers on ongoing consulting contracts.
Employment Agreements
1.	The CEO of the Company, Mr. Spigno, entered into an agreement dated
October 2, 1995 (which was amended September 1, 1997 and 1999, and on March 27,
2000) for a period of five years through April 1, 2005, and he is entitled to receive a base salary of $160,000 per year. He shall further receive a bonus, paid at year-end, equal to 50% of the employee's salary, for continued employment. The staying bonus will be compensated for with the Company's restricted common stock. He is also granted an option to purchase up to 2,000,000 shares of the Company's restricted common stock at a price $.3864 per share.

2.	The President of the Company, Mr. Lighthipe, entered into an agreement dated September 1. 2000 for a period of six months through March 1, 2001, and he is entitled to receive a base salary of $120,000 per year. Mr. Lighthipe was issued 100,000 shares of restricted common stock as a hiring bonus. He shall further receive performance bonuses (paid in restricted common stock) upon successful completion of specific milestones pertaining to the implementation and deployment of the HNET System. The incentive package could net Mr. Lighthipe up to 650,000 shares of restricted common stock. He is also granted an option to purchase up to 100,000 shares of the Company's restricted common stock at a price $.38 per share.

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

4. 	The Chief Technical Officer of the Company, Mr. Muirhead, entered into an Agreement dated August 1, 1998 for an initial term of three years, and he is entitled to receive a base salary of $150,000 per year, with a minimum of $90,000 to be paid annually in cash and the balance paid (at the option of the Company) in cash or restricted common stock under rule 144. He shall receive a hire-on bonus of $75,000 worth of the Company's restricted common stock under rule 144, at one-half market price. Mr. Muirhead shall further receive performance bonuses (paid in restricted common stock, as above) upon successful completion of specific milestones pertaining to the implementation and deployment of certain software (up to $862,500). If substantially all performance milestones are met, he is also granted an option to purchase up to 500,000 shares of the Company's restricted common stock at a price equal to 60% of the average market value for the prior 180 days of trading from the date of purchase.
Item 11.  Security Ownership of Certain Beneficial Owners and Management

PRINCIPAL SHREHOLDERS
As of September 30, 2000, we had 23,527,738 outstanding shares of common stock.

As of August 3, 2001, we had 30,507,601 outstanding shares of common stock. Each common share entitles the holder to one vote on any matter submitted to shareholders for approval. We authorized 1,000,000 shares of Class A Preferred Stock, $1.00 par value per share, of which 140,020 shares currently are issued and outstanding. Class A Preferred stock has 100 to 1 voting rights. Also authorized are 1,000,000 shares of Class B Preferred Stock, $1.00 par value per share. Class B Preferred stock has conversion rights of 10 common stock shares for each share Class B Preferred stock, of which there is no stock outstanding.

The following table sets forth information, as of the date hereof with respect to the beneficial ownership of shares of Common Stock by (i) each person known by the Company to be owner of more than 5% of the outstanding shares of Common Stock; (ii) each director and officer; and (iii) all officers and directors as a group. The number and percentage of shares beneficially owned is determined in accordance with Rule 13d-3 of the Securities Exchange Act of 1934, and the information is not necessarily indicative of beneficial ownership for any other purpose. The first column of the following chart represents the total number of actual outstanding shares owned by the named individual, including options and warrants exercisable within 60 days of August 3, 2001. The second column titled "Portion Represented by Options and Warrants" shows the portion of the column one figure represented by options and warrants exercisable within 60 days of August 3, 2001.
       27
      Common Stock
                                                           Number of Shares
                                                           Represented by
                                    Total Beneficial       Options or           Percentage of
      Beneficial Owner              Ownership              Warrants             Common Stock
      ---------------------         ----------------       ----------------     -------------
      Laurus Master Fund, Ltd.        3,205,883 (4)           1,000,000            5.8%
      C/o Onshore Corporate
      Services Ltd., P.O. Box
      1234 G.T., Queensgate
      House, South Church Street,
      Grand Cayman, Cayman Islands

      Security Ownership of
      Management
      Robert A. Spigno               26,436,210 (5)           7,441,654            47.3%
      Rodney W. Lighthipe               533,343                 100,000              * %
      Patricia A. Spigno              2,423,863                 500,000            4.33
      Lawrence P. Muirhead              971,393                    0               1.74%
      Melissa Weger                     204,138                 100,000              * %

      Total Directors and Officers
      as a whole                     30,568,947               8,141,654            54.7%

           *    Less than 1%.

          (1)   Unless otherwise indicated, the address of each beneficial owner is  24730 Avenue Tibbitts, Suite 130,
                Valencia, California 91355.

          (2)   Under the rules of the SEC, a person is deemed to be the beneficial owner of a security if such person has or shares the power to vote or direct the voting of such security or the power to dispose or direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities if that person has the right to acquire beneficial ownership within 60 days of the date hereof. Unless otherwise indicated by footnote, the named entities or individuals have sole voting and investment power with respect to the shares of common stock beneficially owned.

         (3)    David Grin is the fund manager of Laurus Master Fund, Ltd., and has investment control of Laurus Master Fund's shares.

         (4)    Represents shares of common stock issuable upon conversion of note by selling shareholder, at an assumed conversion price of $0.136 per share. Because the number of shares of common stock issuable upon conversion of the note is dependent in part upon the market price of the common stock prior to a conversion, the actual number of shares of common stock that will be issued upon conversion will fluctuate daily and cannot be determined at this time. In any event it will not be less then 2,205,883. Plus an additional 1,000,000 pursuant to their Warrant rights.

         (5)    Mr. Spigno's owns 4,992,556 shares of Common Stock and 140,020 shares of Class A Preferred Stock, as well as on Option to purchase 1,443,654 shares of Common Stock; an Option to Purchase 500,0000 shares of Class B
                Preferred Stock; and an option to purchase 9,980 shares of Class A Preferred stock.

Shares Eligible For Future Sale
There are options outstanding to purchase 4,805,459 shares of restricted stock and 1,000,000 shares of Class B Preferred Stock, which is convertible at a rate of 10 to 1 into restricted Common Stock or 10,000,000 shares of restricted
Common Stock. We have a total of 14,805,459 in Options for restricted common stock including the Options for Class B Preferred Stock.

There are 1,561,805 warrants to purchase one (1) share of restricted Common
Stock each at $2.00 per share; 506,500 are exercisable until November 1, 2001, 446,305 are exercisable until September 1, 2002 and the remainder 609,000 are exercisable until March 3, 2003.

Laurus Master Fund, Ltd. has 1,000,000 warrants to purchase one (1) share of restricted Common Stock each at $0.192 per share exercisable until April 11, 2005.

Various Consultants have 100,000 shares of common stock options at a 15% discount from the market price that are exercisable until September 1, 2001.

There are 1,000,000 shares of Class B Preferred Stock Options to purchase one
(1) share of Class B Preferred Stock, which is convertible to ten (10) shares of restricted Common Stock, at a price of $5.00 per share of Class B Preferred
Stock or if converted $.50 per share of restricted common stock; These Options are exercisable until November 1, 2002.

There are 9,980 shares of Class A Preferred Stock Options to purchase one (1) share of Class A Preferred Stock, at a price of $1.00 per share; These Options are exercisable until December 1, 2001 and are vested with the Company's CEO, Robert A. Spigno.

There are an additional 2,143,654 options to purchase one (1) share of restricted Common Stock held by various Directors and Officers of the Company.

Option Grants
The following table provides summary information regarding stock options and warrants granted to our executive officers during the fiscal year ended 2000.
The table excludes a contingent issuance to the Company's Chief Technical
Officer, Lawrence Muirhead, of 2,000,000 common stock options exercisable at $0.50 per share and expiring December 31, 2002. These common stock options will not vest until certain milestones have been attained.

                              Options Granted in 2000
                                 Individual Grants
 -------------------------------------------------------------------------------
                      Number of       Percent of Total
                      Securities      Options Granted
                      Underlying      in Fiscal Year  Exercise Price  Expiration
Name                  Options Granted 2000 (%)        ($/Share)        Date
-------------------   --------------- --------------- --------------   --------
Robert A. Spigno      1,453,634           ---            $0.3864       12-2-05
                      5,000,000 (1)       ---            $0.50         11-1-02
                          9,980 (2)       ---            $1.00         12-1-01
Rodney W. Lighthipe     100,000           ---            $0.38         3-11-02
Patricia Spigno         500,000           ---            $0.38         12-2-05
Melissa Weger           100,000           ---            $0.38        12-31-02

     1. Option to Purchase 500,000 shares of Class B Preferred Stock convertible to 5,000,000 shares of Common Stock.
     2.    Option to Purchase 9,980 shares of Class A preferred Stock </table>

Option Exercises and Holdings
The following table provides summary information concerning the shares of common stock represented by outstanding stock options and warrants held by our executive officers as of September 30, 2000.

                                                                        Year-End Option Values
                                 -----------------------------------------------------------------------------------------------
                                              Number of Securities Underlying
                                                                                                   Value of Unexercised ($)
                                Shares                               Unexercised Options             In-the-Money Options
                                Acquired on     Value                September 30, 2000             September 30, 2000 (1)
     Name                       Exercise (#)    Realized ($)   Exercisable(#) Unexercisable(#)  Exercisable($)  Unexercisable($)
     ---------------------      ------------    ------------   -------------- ----------------  --------------  ----------------
     Robert A. Spigno           2,056,346       805,525 (2)     6,453,634          ---               ---             ---
     Rodney W. Lighthipe           ---             ---            100,000          ---               ---             ---
     Patricia Spigno               ---             ---            500,000          ---               ---             ---
     Melissa Weger                 ---             ---            100,000          ---               ---             ---
     Lawrence Muirhead             ---             ---              ---          2,000,000           ---             ---

          1.    The value of the unexercised  "in-the-money" options and warrants is based on the fair market value of $.38 per share as of September 30, 2000 minus the exercise price, multiplied by the numbers of shares underlying the option or warrant, as the case may be.

          2.    Realized value for Mr. Spigno calculated based a fair market value of $.63 per share on the issue date May 22,
                2000 as follows: 1 million shares at $.20 per share pursuant to a 1 million share Option with an expiration date 10-31-00; 500,000 shares for $.15 per share pursuant to a 500,000 share Option with an expiration date of 12-31-02; and 556,346 shares for $.3864 per share pursuant to a 2 million share Option granted in Mr.
                Spigno's employment agreement with an expiration date of 12-2-00. All 2,056,346 shares issued were restricted common stock, however no discount from the fair market value of free trading has been calculated into the
                "Value Realized" column in this table.

Item 12.  Certain Relationships and Related Transactions
The Company previously leased office space from S.W. Carver Corporation, a company owned by Robert A. Spigno (President and CEO of the Company) and Patricia A. Spigno (Secretary and Treasurer of the Company). The lease was for a period of twelve months, renewable annually each April at the option of the lessee. Effective April 1998, the monthly rent was increased from $2,000 to $2,500. The lease was terminated in September 2000. Lease expense for the fiscal year ending September 30, 2000 and the ten-month period ended September 30, 1999 was $27,500 and $25,000, respectively.
Item 13.  Exhibits and Reports on Form 8-K
(a)  Exhibits

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


                             CONECTISYS CORPORATION

Date: August 7, 2001			     By  /S/ Robert A. Spigno
                                                 Robert A. Spigno, CEO


Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant and in the capacities and on the dates indicated have signed this Report below.

Signature               Title                                       Date

/s/Robert A. Spigno
Robert A. Spigno        Chairman & Chief Executive Officer      August 7, 2001

/s/Rodney W. Lighthipe
Rodney W. Lighthipe     President                               August 7, 2001

/s/Lawrence Muirhead
Lawrence Muirhead       Chief Technical Officer                 August 7, 2001

/s/Melissa Weger
Melissa Weger           Director                                August 7, 2001

/s/Patricia A. Spigno
Patricia A. Spigno      Chief Financial Officer, Secretary,     August 7, 2001
                        Treasurer & Controller

 <pre>
INDEPENDENT AUDITORS' REPORT



Board of Directors
Conectisys Corporation and Subsidiaries
Valencia, California



We have audited the accompanying consolidated balance sheet of Conectisys Corporation and Subsidiaries (a development stage company) (the "Company") as of September 30, 2000, and the related consolidated statements of operations, changes in shareholders' equity (deficit), and cash flows for the year ended September 30, 2000, the ten month period beginning December 1, 1998 and ending September 30, 1999, and the cumulative period from December 1, 1990 (inception of development stage) through September 30, 2000, except that we did not audit these financial statements for the period December 1, 1990 (inception of development stage) through November 30, 1997; these financial statements were audited by other auditors, whose reports dated March 6, 1998 (for the period December 1, 1994 through November 30, 1997) and January 9, 1995 (for the period December 1, 1990 (inception of development stage) through November 30, 1994), respectively, expressed a going concern uncertainty. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) CONSOLIDATED BALANCE SHEET (continued)
September 30, 2000


LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
  Accounts payable                                   $     97,827
  Accrued compensation                                    438,647
  Due to officer                                           75,000
  Other current liabilities                               152,995
  Notes payable and
    current portion of long-term debt                     315,937
                                                     ------------
Total current liabilities                               1,080,406

Long-term debt, net of current portion                     75,000

Commitments and contingencies                                 -

SHAREHOLDERS' DEFICIT:

Preferred stock - Class A, $1.00 par value;
  1,000,000 shares authorized, 140,020
  shares issued and outstanding                           140,020
Convertible preferred stock - Class B,
  $1.00 par value; 1,000,000 shares
  authorized, -0- shares issued and outstanding               -
Common stock, no par value; 250,000,000
  shares authorized, 23,527,738
  shares issued and outstanding                        16,187,421
Stock options exercisable, convertible preferred
  stock - Class B, 1,000,000 stock options
  issued and outstanding, common stock -
  3,207,154 stock options issued and outstanding        1,235,005
Stock subscriptions receivable (61,800 common shares)     (15,450)
Deficit accumulated during the development stage      (18,416,864)
                                                     ------------
Total shareholders' deficit                              (869,868)
                                                      ------------
Total liabilities and
 shareholders' deficit                               $    285,538
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

                               Year      Ten Months    Dec. 1, 1990
                              Ended         Ended       (Inception)
                          September 30, September 30,     Through
                               2000          1999     Sept. 30, 2000
                           -----------   -----------  --------------
Net revenues               $       -     $    25,655    $    517,460

Cost of sales                  110,466        94,434         529,791
                           -----------   -----------  --------------
Gross loss                    (110,466)      (68,779)        (12,331)

Operating expenses:
 General and administrative  3,622,561       928,186      13,581,053
 Bad debt expense                  -             -         1,680,522
                           -----------   -----------  --------------
Loss from operations        (3,733,027)     (996,965)    (15,273,906)

Other income (expense):
 Settled damages                   -          25,000          25,000
 Other income                   12,072           -            12,072
 Interest income                     3           227         102,918
 Interest expense              (91,188)      (68,960)       (967,845)
 Write-off of
  intangible assets                -        (283,133)     (1,299,861)
 Minority interest                 -             -            62,500
                           -----------   -----------  --------------
Net loss                   $(3,812,140)  $(1,323,831) $  (17,339,122)
                           ===========   ===========  ==============


Weighted average number
 of shares outstanding -
 basic and diluted          17,948,218    12,244,646

Net loss per share -
 basic and diluted         $      (.21)  $      (.11)
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

                                                                           Common                  Deficit
                                                                             and                 Accumulated       Total
                                  Preferred Stock      Common Stock        Pref. B      Stock     During the  Shareholders'
                                     Class A           No Par Value         Stock     Subscript. Development      Equity
                                  Shares    Value    Shares       Value    Options    Receivable    Stage        (Deficit)
                               --------- ---------- ---------- ----------- ---------- ---------- ------------ -----------
Shares re-acquired and
  canceled, October, 1999            -   $      -      (17,500)$   (12,000)$      -   $      -   $        -   $   (12,000)
Shares issued in exchange for:
 Services, October, 1999 through
  September, 2000, valued from
  $0.25 to $0.80 per share           -          -    2,405,469     990,949        -          -            -       990,949
 Retainers, debt and accrued
  liabilities, October, 1999
  through September, 2000, valued
  from $0.25 to $1.57 per share      -          -    2,799,579   1,171,638        -          -            -     1,171,638
 Cash, October, 1999 through
  September, 2000, with subscription
  prices ranging from $0.25 to
  $0.66 per share                    -          -    2,295,482     839,425        -      (15,450)         -       823,975
Issuance of 563,500 consultant
  stock options, March, 2000,
  at an exercise price of $2.00
  per share                          -          -          -           -      214,130        -            -       214,130
Reduction of exercise prices
  on 2,600,000 officer and employee
  common stock options, March, 2000,
  to $0.38 and approximately $0.39
  per share                          -          -          -           -    1,113,610        -                  1,113,610
Exercise of 2,056,346 common and
  20,000 preferred officer stock
  options, May, 2000, with
  common stock strike prices
  ranging from $0.15 to approx.
  $0.39 per share, in exchange
  for officer debt                20,000     20,000  2,056,346     897,707   (407,735)       -            -       509,972
Issuance of 500,000 consultant
  stock options, September, 2000,
  with floating exercise prices
  set at 15% below current market    -          -          -           -       65,000        -            -        65,000
Net loss for the year                -          -          -           -          -          -     (3,812,140) (3,812,140)
                               --------- ---------- ---------- ----------- ---------- ---------- ------------ -----------
Balance,
 September 30, 2000              140,020 $  140,020 23,527,738 $16,187,421 $1,235,005 $  (15,450)$(18,416,864)$(  869,868)
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


                                Year     Ten Months      Dec. 1, 1990
                                Ended       Ended         (Inception)
                           September 30, September 30,       Through
                                2000         1999        Sept. 30, 2000
                            -----------  ------------    -------------
Cash flows from operating
 activities:
  Net loss                  $(3,812,140) $ (1,323,831)    $(17,339,122)

Adjustments to reconcile
 net loss to net cash used
 in operating activities:
  Stock issued for services   2,371,689      (315,082)       6,519,067
  Stock issued for interest         -             -            535,591
  Provision for bad debt
   write-offs                       -             -          1,422,401
  Minority interest                 -             -            (62,500)
  Settled damages                   -         (25,000)         (25,000)
  Write-off of intangible
    assets                          -         283,133        1,299,861
  Depreciation and
    amortization                 86,701       121,413        1,610,588
  Changes in:
   Accounts receivable              -             -             (4,201)
   Accrued interest
    receivable                      -             -            (95,700)
   Prepaid exp. and deposits    (18,000)       (7,000)         (25,000)
   Accounts payable             (16,305)      (13,096)         246,036
   Accrued compensation         286,835       478,440        1,236,740
   Due to officer               154,683       555,193          709,876
   Other current liabilities     12,676       161,088          371,566
                            -----------  ------------    -------------
Total adjustments             2,878,279     1,239,089       13,739,325
                            -----------  ------------    -------------
Net cash used in
 operating activities         (933,861)      (84,742)      (3,599,797)
                            -----------  ------------    -------------

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

                                Year      Ten Months      Dec. 1, 1990
                               Ended        Ended          (Inception)
                           September 30, September 30,        Through
                                2000         1999        Sept. 30, 2000
                            -----------  ------------    -------------
Cash flows from investing
 activities:
  Issuance of
   notes receivable         $       -    $        -      $  (1,322,500)
  Costs of license rights
   and technology                   -             -            (94,057)
  Purchase of equipment         (44,933)      (12,255)        (181,109)
                            -----------   -----------    -------------
Net cash used in
 investing activities          (44,933)      (12,255)      (1,597,666)
                            -----------   -----------    -------------
Cash flows from financing
 activities:
  Common stock issuance         823,975       129,537        2,953,385
  Preferred stock issuance          -             -             16,345
  Proceeds from debt, other     182,000           -          1,852,691
  Proceeds from debt, related       -             -            206,544
  Proceeds from stock purchase      -             -            281,250
  Payments on debt, other       (20,497)      (11,270)         (46,407)
  Payments on debt, related         -             -            (53,172)
  Decrease in stock
   subscription receivable          -             -             20,000
  Contributed capital               -             -                515
                            -----------   -----------    -------------
Net cash provided by
  financing activities          985,478       118,267        5,231,151
                            -----------   -----------    -------------
Net increase in
  cash and cash equivalents       6,684        21,270           33,688

Cash and cash equivalents
  at beginning of period         27,004         5,734              -
                           ------------   -----------    -------------
Cash and cash equivalents
  at end of period         $     33,688   $    27,004    $      33,688
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

Basis of presentation and going concern uncertainty

The accompanying consolidated financial statements include the accounts and transactions of Conectisys Corporation, its wholly-owned subsidiaries TechniLink, Inc. and United Telemetry Company, Inc., and its 80% owned subsidiary PrimeLink, Inc. All material intercompany transactions and balances have been eliminated in the accompanying consolidated financial statements. Certain prior period balances in the accompanying consolidated financial statements have been reclassified to conform to the current year's presentation.

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

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2000

Fiscal year

Effective December 1, 1998, the Company changed its fiscal year-end from November 30 to September 30.

Research and development costs

The Company has been engaged in researching, engineering, and developing its HNet technologies since August 1995, and has recently begun deployment of a pilot project, which did not generate any revenue during the past fiscal year. Although still a development stage company, the Company plans to engage large-scale cost reduction runs for the production and subsequent sale of the HNet System in 2001.

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

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTESTO CONSOLIDATED FINANCIAL STATEMENTS September 30, 2000

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
                                                    -----------
	Net book value                             $       -
                                                    ===========


NOTE 6.    DUE TO OFFICER

During the ten month period ended September 30, 1999, the Company received cash advances from its CEO totaling $555,193. At September 30, 1999, $197,500 of these advances were exchanged for the assumption of a promissory note to S.W. Carver, due on demand (and in no event later than October 1, 2000) at an annual interest rate of 10%, and another $287,020 of these advances were exchanged for equity. Also at September 30, 1999, $62,522 in accrued compensation was transferred to the officer advance account,resulting in a balance of $133,195 at that date. This balance was converted into a promissory note due on demand (and in no event later than October 1, 2000) at an annual interest rate of 10%.

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

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2000

NOTE 7.    NOTES PAYABLE

Notes payable at September 30, 2000 consisted of the following:


      Note payable to Devon Investment Advisors,
      unsecured, due on demand, interest payable
      at an annual rate of 10%                      $ 241,824

     Note payable to Black Dog Ranch LLC,
      unsecured, semi-monthly payments of $2,500,
      including interest at an annual rate
      of 18%, with remaining balance due and
      payable on June 1, 2001                          74,113

	Note payable to Deauville (now MMDS)
      Capital Partners, unsecured,
      convertible into common stock at
      $1.00 per share through March 6, 2002,
      at which time interest at an annual
      rate of 10% begins to accrue                     75,000
	                                            ---------
	Total notes pale                              390,937
	Current portio                               (315,937)
                                                     ---------
       Long-term portio                             $  75,000
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

In March, 2000, the Company issued 563,500 common stock options to a consultant valued at $214,130.

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

In September, 2000, the Company issued 500,000 common stock options to a consultant valued at $65,000 (representing a floating exercise price that was 15% below the current market price of the Company's common stock).

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

During the fiscal year ended September 30, 1999, the Company issued to a note
holder options to purchase 500,000 shares of the   Company's Class B preferred
stock at an exercise price of $5.00 per share. As consideration, the Company reduced its debt to the note holder by $50,000 and received an extension of time to pay-off its promissory note. The Company also issued to its CEO options to purchase another 500,000 shares of the Company's Class B preferred stock at an exercise price of $5.00 per share in exchange for a reduction in debt of $50,000. Total consideration received on the above issued options, as evidenced by debt reduction, was $100,000. These options can be exercised through November 1, 2002 and can also be converted into common stock at the rate of 10 common shares for each Class B preferred share.

The Company's CEO currently owns 140,020 shares of the Company's Class A preferred stock, of which 20,000 shares were purchased during the year ended September 30, 2000, and has options to purchase another 9,980 shares for $1.00 per share through June 16, 2001.

The Company accounts for stock-based compensation under the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25. Had compensation cost for stock options granted during the year ended September 30, 2000 been determined based on the fair value at the grant dates consistent with the method of FASB Statement No. 123 (utilizing the Black-Scholes model, assuming a risk-free annual rate of return of 6% and a volatility factor of 50%), the Company's net loss would have increased by $25,000, attributable to 100,000 common stock options issued to the Company's acting president at an exercise price of $0.38 per share, exercisable over an approximate six-month period.

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS September 30, 2000


NOTE 12.	STOCK OPTIONS (continued)

The pro forma effect on the net loss for the year ended September 30, 2000 is indicated below:

                               As Reported          Pro Forma
                               -----------         -----------
Net loss                       $(3,812,140)        $(3,837,140)

Net loss per share -
 basic and diluted                   $(.21)              $(.21)

In February, 2000, the Company's Board of Directors approved the issuance of a performance bonus award option of 250,000 shares of common stock to a consultant under the Company's Non-qualified Stock Option Plan at an exercise price of $0.50 per share (the approximate market value of the common stock). These options were all exercised by March, 2000. For services rendered during the year ended September 30, 2000, the Company issued 563,500 common stock options to a consultant at an exercise price of $2.00 per share, exercisable over an approximate three-year period. As a retainer, the Company also issued another 500,000 common stock options to a consultant at an exercise price set at 15% below the current market value of the Company's common stock, exercisable over a twelve-month period. Under the Black-Scholes model (assuming the same risk-free interest and volatility factors as noted above), the above stock options were recorded at a value of $214,130 and $65,000, respectively.

During the ten month period ended September 30, 1999, 500,000 common stock options were issued to the Company's CEO and another 100,000 common stock options were issued to an employee. These options were valued at $150,000 in aggregate. No pro forma information required by SFAS No. 123 is included, as the disclosure would not be materially different from the amounts and disclosures already presented. On March 27, 2000, the Company fixed the exercise prices of 2,600,000 common stock options previously issued at (higher) floating exercise prices to the Company's CEO, the Company's secretary, and the employee, resulting in an additional compensation cost of approximately $1,113,610, increasing the total common stock options exercisable by the same amount. In May, 2000, the Company's CEO exercised 2,056,346 common stock options, resulting in the transfer of

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2000


NOTE 12.	STOCK OPTIONS (continued)

$407,735 of common stock options exercisable to common stock. Adding in the value of 1,163,500 common stock options corresponding to consultant issuances in March, 2000 and September, 2000 in the amount of $279,130 (as noted above) brought the balance of common stock options exercisable at September 30, 2000 to $1,135,005. The total balance of stock options exercisable at September 30, 2000 was $1,235,005, including $100,000 attributable to the Company's Class B preferred stock.

The Company has granted various common stock options and warrants to employees and consultants. Generally, the options and warrants were granted at approximately the fair market value of the Company's common stock at the date of grant and vested immediately, except that when restricted rule 144 common stock was issued, the options and warrants were granted at an average market discount of 50% (ranging from between 20% to 75%). Compensation expense for options and warrants issued to employees for services were recorded as the difference between the intrinsic value of those services as measured by the (discounted) market value of the common stock at the date of grant and the exercise price in accordance with APB Opinion No. 25, with pro forma disclosure of the excess market value as required by FASB No. 123. All options and warrants issued to consultants and other non-employees were recorded at the fair value of the services rendered and equivalent to the market value (as discounted, if applicable) of the equity instruments received as per FASB No.
123. The market value was determined by utilizing an averaging convention of between 5 to 30 days of the closing price of the Company's common shares as traded on the over-the-counter bulletin board (stock symbol CNES) through the grant date and applying certain mathematical assumptions as required under the Black-Scholes model. Such assumptions, pertaining to the risk-free annual rate of return and stock volatility, were the same as those mentioned above when making fair value disclosures for the issuance of officer and employee stock options.

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

In September 2000, the Company filed another S-8 registration statement, amending its Non-Qualified Stock Option and stock Bonus Plan for independent consultants to the Company. The Amended Plan authorizes the issuance of up to 1,000,000 shares of common stock. The purpose of the Amended Plan is to further compensate independent consultants of the Company through the granting of non-qualified stock options (as described in Sections 83 and 421 of the Internal Revenue Code). Through September 30, 2000, 500,000 shares under the Amended Plan had been issued as retainers on ongoing consulting contracts, valued at $142,075. Subsequent to September 30, 2000, an additional 100,000 shares were issued to consultants for services.

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