Form 10QSB/A
period 2001-03-31
CONECTISYS CORP
filed 2001-08-08
CIK 790273

<pre>
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

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(b) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2)has been subject to such filing requirements for the past 90 days.[X]Yes[ ]No

Common Stock, issued and outstanding as of Auguat 7, 2001: 30,507,601

PART I

Item 1.   Financial Statement
A financial statement, unaudited and included herein beginning on page F-1 (Exhibit 99.0), is incorporated herein by this reference.
Item 2.   Management's Discussion and Analysis or Plan of Operation

General
The following is our plan of operation for the following 12 months.

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

There can be no assurance, however, that such funds will be available. If we are not successful in raising additional funds, we might be forced to delay, scale back or eliminate certain product and service development programs or cease operations altogether.
The April 2001 Convertible Note
On April 12, 2001, under the terms of a subscription agreement between Laurus Master Fund, Ltd., and us, we sold an 8% convertible note with a face value of $300,000. David Grin and Eugene Grin are the principals of Laurus Master Fund. Its principal offices are located at c/o Onshore Corporate Services Ltd., P.O. Box 1234 G.T., Queensgate House, South Church Street, Grand Cayman, Cayman Islands.
The Terms Of The Notes Include:
      Maturity date of six (6) months from the date of issuance;

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

      All principal and interest due on the outstanding April 12, 2001 note become immediately due and payable on October 12, 2001, or earlier in the event of a default;
Events Of Default Include:
      The registration statement, of which this prospectus is a part, is not declared effective on or before June 12, 2001;

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

We had a net loss for the fiscal year ended September 30, 2000 of $3,576,910. The cash used in operations toward this loss was $933,861. The largest area of loss was the result of non-cash transactions to the Company. Services to the Company that were not paid with cash totaled $2,136,459. We issued shares for $823,975 of stock restricted under Rule 144 and incurred $182,000 in debt to finance the operating losses for the fiscal year ended September 30, 2000.
Effect Of Inflation
Inflation did not have any significant effect on the operations of the Company during the quarter ended March 31, 2001. Further, inflation is not expected to have any significant effect on future operations of the Company.
The Financial Accounting Standards Board (FASB) Impact
Statement of Financial Accounting Standard No. 130, Reporting Comprehensive Income, (SFAS No. 130) issued by the FASB is effective for financial statements with fiscal years beginning after December 15, 1997. Earlier adoption is permitted. SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The Company does not expect adoption of SFAS No. 130 to have an effect, if any, on its financial position or its results of operations.

Statement of Financial Accounting Standard No. 131, Disclosure About Segments Of An Enterprise And Related Information, (SFAS 131) issued by the FASB is effective for financial statements with fiscal years beginning after December 15, 1997. Earlier application is permitted. SFAS No. 131 requires that public companies report certain information about operating segments, products, services and geographical areas in which they operate and their major customers. The Company does not expect adoption of SFAS No. 131 to have an effect on its financial position or results of operations; however, additional disclosures may be made relating to the above items.
PART II
Other Information

Item 1.   Legal Proceedings
          None.
Item 2.  Changes in Securities and Use of Proceeds

Stock Subscriptions
In October, 2000, the Company issued 141,777 share of common stock valued at $30,907 to the officers for compensation.

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

The Company believes the shares issued in these transactions did not involve a public offering and were made in reliance upon an exemption from registration provided by Regulation D and Section 4(2) of the Securities Act of 1933, as amended.
Item 4. Submission of Matters to a Vote of Security Holders

Shareholders Meeting
The 2001 annual stockholders meeting was held on May 30, 2001. Record holders of the Common stock as of April 16, 2001 (the "Record Date") were entitled to vote at the Meeting. As of the Record date, there were 25,796,938 shares of Common Stock issued and outstanding. Holders of the Common Stock on the Record Date were entitled to one vote for each share held as of the Record Date. The nominees for the Board of Directors were Robert Spigno, Lawrence Muirhead and Melissa Weger. The nominees received 75.4% of the possible votes and were retained as the current Board of Directors until the next annual meeting of shareholders.

Item 5. Other Information

New Advisory Board Formed
The Company has an Advisory Committee to advise the Board of Directors, its executive officers and its technical staff, from time to time on various industry related issues. The Advisory Committee is headed by the Companys President, Rod Lighthipe and presently consists of the following energy industry experts:
Dr. Hugo Pomrehn
Dr. Pomrehn was nominated by former President Bush on June 28, 1992 to serve as the Under Secretary of Energy, and was confirmed by the United States Senate for that position on September 29, 1992. As Under Secretary to Admiral James Watkins, Dr. Pomrehn was the third-ranking official at the U.S. Department of Energy, which employed approximately 170,000 federal and contractor personnel and had an annual budget of $20 billion. Dr. Pomrehn's professional career covers a broad spectrum of energy and environmental technologies. He has been engaged in engineering and management consulting in the energy and nuclear fields for more than 30 years. He also was Vice president of the Bechtel Corporation.
Aaron R. Sokol
Mr. Sokol is a Vice President at Deutsche Bank Alex Brown. Mr. Sokol's responsibilities include providing innovative and customized solutions in order to preserve and enhance ones wealth. He is also responsible for new business development as well as global financial advisory services for existing and prospective clients.

Mr. Sokol joined Deutsche Bank Alex Brown from Los Angeles-based Scudder Kemper Investments, Inc. Mr. Sokol has also served as an Assistant Vice President at First Chicago Capital Markets, Inc., and prior to that, worked in Corporate Finance at Nations Bank Capital Markets, Inc. Mr. Sokol earned a J.D. from Boston University School of Law and a M.B.A. in Finance and New Venture Management from the University of Southern California.
Larry W. Siler
Mr. Siler is currently Manager of Fuel Transportation for Edison Mission Energy in Chicago, Illinois. Mr. Siler was the Coal Supply Superintendent for Commonwealth Edison Company in Chicago from 1988 to 1999. From 1986 to 1988 he was a Management & Engineering Consultant in Austin, Texas. He also held positions as the Fuels Manager, Engineering Supervisor, Staff Engineer and Fuels Engineer for the Lower Colorado River Authority from 1973 to 1986. Mr. Siler graduated with a Bachelors of Science degree from the University of Texas at Austin in 1970.
Tod O'Connor
Mr. O'Connor acted as Director of Government Relations for two Edison International Inc. subsidiaries, Southern California Edison RD&D Department and Edison Technology Solutions from 1993 to 1999. He also worked with Pacific Enterprises and its subsidiary, Southern California Gas Co. from 1989 to 1993, and MARC Associates' Status Group in Washington DC, 1988-1989. He was a Legislative Aide in the United States House of Representatives where he advised House Speaker Thomas P. (Tip) O'Neill on pending legislation and proposed federal regulations, as well as the Democratic Steering and Policy Committee from 1980 to 1981. Mr. O'Connor is currently President of O'Connor Consulting Services, Inc. in Woodland Hills, California. Mr. O'Connor has Masters of Law degree in Labor Law from Georgetown University Law Center, Washington, DC, 1983 and a Juris Doctor from Suffolk University Law School in 1980.


The Advisory Board members received 100,000 shares of restricted common stock as compensation for their service.

SB-2 Registration Statement Filed with The Securities & Exchange Commission

On March 19, 2001 the Company filed a Form SB-2 Registration Statement with the Securities & Exchange Commission. On August 7, 2001 an Amended SB-2 was filed.
Item 13.  Exhibits and Reports on Form 8-K
     (a) Exhibit

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