Form 10QSB
period 2001-06-30
CONECTISYS CORP
filed 2001-08-15
CIK 790273

<pre>
U.S. SECURITIES AND EXCHANGE COMMISSION
Washington D.C.  20549

FORM 10-QSB

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended June 30, 2001.

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

Common Stock, issued and outstanding as of Auguat 14, 2001: 30,507,601

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

We have other notes payable with balances of $332,361 as of June 30, 2001. The notes bear interest at rates ranging between 0% to 18%, and are payable on demand.

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

      As of August 14, 2001, the conversion price for the note was $0.12 which is below the market price of our common stock;

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

Failure to pay the fund manager's fees constitutes an event of default under the notes. This default would result in all principal and interest due on the outstanding notes becoming immediately due and payable.
Reasons For Our Accepting The Financing
At the time our Board of Directors approved the April 12, 2001 financing, these were the most attractive terms for viable funding that we could find. We carefully reviewed several different proposals before accepting funding from the Investors. The stock market's significant volatility over the preceding months and lacking any other acceptable sources of funding, our Board accepted the financing in spite of some of the potentially adverse effects of the financing.
Dilution
As of August 14, 2001, we had issued and outstanding 30,507,601 shares of common stock and had 50,000,000 shares of common stock reserved for possible future issuances upon conversion of the note, Sale of Stock pursuant to the Private Equity Credit Line Agreement, and the warrants issuable with respect to the note and the Private Equity Credit Line Agreement. In addition, we have reserved an aggregate of 16,805,469 shares of common stock for issuance pursuant to warrants and options outstanding.

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

The following chart discloses the principal(s) of the "Investors" in the Private Equity Credit Line Agreement and the person(s) with investment and dispositive power:

                                                        Investment/dispositive
          Investor                 Principal             Authority
      -------------------------  --------------       -------------------------
      Laurus Master Fund, Ltd.     Eugene Grin           Eugene Grin
                                   & David Grin          & David Grin

      The Keshet Fund, L.P.        Abraham Grin          John Clark

      Keshet L.P.                  Abraham Grin          John Clark

Laurus Master Fund, Ltd., Keshet Fund LP and Keshet LP are under common control and all shares registered hereunder may be deemed to be beneficially owned by such control person.
Results of Operations
We realized a net loss of $1,387,737 for the nine (9) months ending June 30, 2001 as compared to a net loss of $3,325,872 for the same nine month period in 2000. This 89% reduction was largely due to a reduction of $2,400,939 (from $2,682,623 in the first nine months of fiscal 2000 to $281,684 in the first nine months of fiscal year 2001) of common stock issued in connection with the performance of various services to the Company. We had no revenue for the first nine (9) months of the both fiscal years 2001 and 2000.

We realized a net loss of $3,812,140 for the fiscal year ending September 30, 2000, a 188% increase from the fiscal year ending 1999, which had a net loss of $1,323,831. The increase was again to due to the amount of stock issued in connection with the performance of various services for the Company.
$2,371,689 in common stock was issued for services in fiscal year 2000 and only $315,082 in the fiscal year 1999. We had no revenue for the fiscal year end September 30, 2000 and $25,655 for the fiscal year 1999.

Our net losses will continue for through the fiscal year 2001 and into the fiscal year 2002 until the acceptance of the H-Net product as a viable automated meter reading system. However, due to our Private Equity Credit Line Agreement we will be able to fund our future development of the H-Net product without issuing common stock for services thus saving us substantial money.
Plan of Operation
We had losses for the nine (9) month period ending June 30, 2001 decreased by 58% from the same period last year. Our losses on operations for the fiscal year ending September 30, 2000 increased 170% from the prior year for the same period. These losses are attributed to our continued research and development associated with our H-Net Wireless Network, marketing and general expenses. We will over the next 12 months, rely on additional funding through the sale of common stock
Liquidity and Capital Resources
To date, we have been unable to generate any significant cash flows from our business operations. As a result, we have funded our operations through investor financing, including sales of common stock and the exercise of warrants and options. During the nine months ended June 30, 2001 we raised a total of $90,450 through these means. We also issued stock for repayment of debt amounting to $530,604. We have also used debt to fund our operations in the amount of $499,537. Until such time as we are able to generate significant cash flow from operations through increased sales of our products, we will be required to continue our reliance on investor financing and debt to fund our operations. At June 30, 2001, cash and cash equivalents totaled $52,787. Current liabilities at June 30, 2001, consisting primarily of accounts payable, accrued compensation, and short-term debt, exceeded current assets by $1,413,747.

As of fiscal year end September 30, 2000, we had a working capital deficit of $888,172 consisting of $192,234 in current assets and $1,080,406 in current liabilities. We had a working capital deficit of $2,070,074 at fiscal year end 1999.

We had total assets of $115,438 as of June 30, 2001, and total liabilities of $1,470,305. Shareholder deficit was $1,354,867, as compared to a deficit of $1,250,990 as of June 30, 2000.

We had total assets of $285,538 as of the fiscal year end September 30, 2000 and total liabilities of $1,155,406. Shareholder deficit was $869,868 as compared to a deficit of $1,935,002 fiscal year end 1999. We issued 9,539,376 shares of common stock for cash, reduction of debt and services during the fiscal year ending September 30, 2000.

As of June 30, 2001 we have no capital expenditure obligations.

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

We used the initial funding received from the April 12, 2001 Convertible note as follows:

        $50,000   H-Net Hardware Redesign for cost reduction
        $25,000   H-Net Network Operating Center Upgrades
       $193,000   General Operating Expenses

Even with the Private Equity Credit Line Agreement for $15 million there can be no assurance that the market for our stock will be such that adequate funding will be available to us. The report of our independent auditors on our financial statements for the years ended September 30, 2000 and 1999 contains an explanatory paragraph, which indicates that we have incurred losses and have a working capital deficiency. This report raises substantial doubt about our ability to continue as a going concern. This report is not viewed favorably by analysts or investors and may make it more difficult for us to raise additional debt or equity financing needed to run our business, and may have a negative effect on the market for our common stock.
Cash Flows
We had a net loss for the nine (9) month period ending June 30, 2001 of $1,387,737. The cash used in operations toward this loss was $421,775.

We had a net loss for the fiscal year ended September 30, 2000 of $3,812,9140. The cash used in operations toward this loss was $933,861. The largest area of loss was the result of non-cash transactions to the Company. Services to the Company that were not paid with cash totaled $2,371,689. We issued shares for $823,975 of stock restricted under Rule 144 and incurred $182,000 in debt to finance the operating losses for the fiscal year ended September 30, 2000.
Effect Of Inflation
Inflation did not have any significant effect on the operations of the Company during the quarter ended June 30, 2001. Further, inflation is not expected to have any significant effect on future operations of the Company.
The Financial Accounting Standards Board (FASB) Impact
Statement of Financial Accounting Standard No. 130, Reporting Comprehensive Income, (SFAS No. 130) issued by the FASB is effective for financial statements with fiscal years beginning after December 15, 1997. Earlier adoption is permitted. SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The Company does not expect adoption of SFAS No. 130 to have an effect, if any, on its financial position or its results of operations.

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

In January 2001, the Company issued 1,000,000 share of common stock for $75,000 cash.

In January 2001, the Company issued 300,000 share of common stock to convert $75,000 of debt outstanding.

In March 2001, the Company issued 100,000 shares of common stock valued at $18,776 to a consultant for services rendered.

In April 2001, the Company issued 450,000 shares of common stock valued at $52,711 to members of the Advisory Board.

In April 2001, the Company issued 3,356,270 shares of common stock valued at $377,353 as accrued compensation to officers of the Company for the 1st and 2nd quarters of the fiscal year 2001.

In April 2001, the Company issued 261,974 shares of common stock valued at $39,648 for services.

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

Item 5. Other Information

Agreement With University of California at Irvine
We have reached an agreement for the evaluation of H-Net in the Advanced Power and Energy Program at University of California in Irvine, California. The program is a three level program of extensive laboratory and field-testing, and evaluation consisting of the following:

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

SB-2 Registration Statement Filed with The Securities & Exchange Commission
On August 8, 2001 the Company filed an Amended Form SB-2/A Registration Statement with the Securities & Exchange Commission to register an offering of up to 4,411,765 common shares owned by an existing shareholder.
Item 13.  Exhibits and Reports on Form 8-K
     (a) Exhibit

         99.0   Financial Statement (Unaudited)

     (b) During the Registrant's fiscal quarter ending June 30, 2001, the registrant filed the following current reports on Form 8-K:

	None.

	Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.



						CONECTISYS CORPORATION

Date: August 14, 2001	  			By  /S/ Robert A. Spigno
						Robert A. Spigno, CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature               Title                                       Date

/s/Robert A. Spigno
Robert A. Spigno        Chairman & Chief Executive Officer      August 14, 2001