Form 10QSB/A
period 2001-06-30
CONECTISYS CORP
filed 2001-10-19
CIK 790273

<pre>
U.S. SECURITIES AND EXCHANGE COMMISSION
Washington D.C.  20549

FORM 10-QSB/A

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

Common Stock, issued and outstanding as of October 1, 2001: 32,188,743

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

The April 2001 Convertible Note

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

The Terms Of The Notes Include:

      Maturity date of six (6) months from the date of issuance which has been extended to November 1, 2001;

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

Events Of Default Include:

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

The Warrant

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

Registration Rights

Under the terms of the Subscription Agreement, we are required to file a registration statement registering for resale at least 200% of the shares of our common stock which would be issuable upon conversion of the note, and such shares must be reserved and set aside solely for the benefit of the note holder.

Restriction On Future Financing

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

Limitation On The Investors' Ownership Of Our Shares

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

Fund Manager's Fees

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

Reasons For Our Accepting The Financing

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

Dilution

As of October 1, 2001, we had issued and outstanding 32,188,743 shares of common stock and had 50,000,000 shares of common stock reserved for possible future issuances upon conversion of the note, Sale of Stock pursuant to the Private Equity Credit Line Agreement, and the warrants issuable with respect to the note and the Private Equity Credit Line Agreement. In addition, we have reserved an aggregate of 19,021,759 shares of common stock for issuance pursuant to warrants and options outstanding.

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

Dilution Effects Of The Securities Underlying The Subscription Agreements

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

Private Equity Credit Line Agreement

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

Warrants - The investors are also entitled to purchase common stock from us through Warrants. The investors have the right to purchase one (1) share common stock for every $2.00 in common stock purchased pursuant to a Put by the Company. The exercise price of the Warrants are equal to 120% of the lowest closing bid price during the Valuation Period of the Put. The Warrants are exercisable for four (4) years from the date of issuance.

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

Results of Operations

We realized a net loss of $1,654,625 for the nine (9) months ending June 30, 2001 as compared to a net loss of $3,325,872 for the same nine month period in 2000. This 89% reduction was largely due to a reduction of $2,400,939 (from $2,682,623 in the first nine months of fiscal 2000 to $281,684 in the first nine months of fiscal year 2001) of common stock issued in connection with the performance of various services to the Company. We had no revenue for the first nine (9) months of the both fiscal years 2001 and 2000.

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

Plan of Operation

We had losses for the nine (9) month period ending June 30, 2001 decreased by 58% from the same period last year. Our losses on operations for the fiscal year ending September 30, 2000 increased 170% from the prior year for the same period. These losses are attributed to our continued research and development associated with our H-Net Wireless Network, marketing and general expenses. We will over the next 12 months, rely on additional funding through the sale of common stock

Liquidity and Capital Resources

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

We had total assets of $115,438 as of June 30, 2001, and total liabilities of $1,470,305. Shareholder deficit was $1,491,755, as compared to a deficit of $1,250,990 as of June 30, 2000.

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

Cash Flows

We had a net loss for the nine (9) month period ending June 30, 2001 of $1,654,625. The cash used in operations toward this loss was $459,744.

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

Item 5. Other Information

Agreement With University of California at Irvine

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

SB-2 Registration Statement Filed with The Securities & Exchange Commission

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



						CONECTISYS CORPORATION

Date: October 18, 2001	  			By  /S/ Robert A. Spigno
						Robert A. Spigno, CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature               Title                                       Date

/s/Robert A. Spigno
Robert A. Spigno        Chairman & Chief Executive Officer      October 18, 2001