Form 10KSB
period 2001-09-30
CONECTISYS CORP
filed 2002-01-11
CIK 790273

<pre>
        U.S. SECURITIES AND EXCHANGE COMMISSION Washington D.C.  20549

                            FORM 10-KSB
(Mark One)

[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934. For the year ended September 30, 2001.

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

The aggregate number of shares of the voting stock held by non-affiliates on January 11, 2002 was 27,488,460. The market value of these shares, computed by reference to the market closing price on January 7, 2002 was $2,748,846. For the purpose of the foregoing calculation only, all directors and executive officers of the registrant have been deemed affiliates. The number of shares outstanding of issuer's classes of equities as of January 11, 2002 was 74,659,769.

PART I

Item 1.     Description of Business

General

What is H-Net?

H-Net is a system to remotely read electric meters without the necessity of someone going out and physically seeing the meter, as has been the traditional method of reading meters in the past.

H-Net hardware becomes an integral part of new electric meters put into service. Once installed, the new electric meters can then send the electric meter usage readings by H-Net's wireless radio system to a central computer for storage and retrieval.

H-Net's deployment costs are minimal since there are no towers to put up and no expensive infrastructure to erect. The data collected by H-Net is transmitted over the undesignated and unlicensed 900MhZ radio bandwidth for transmission. The H-Net system allows for high density of transmissions, which makes it ideal for metropolitan areas as well as suburban or rural communities. With every H-Net equipped electric meter that is installed the H-Net meters begin to self-configure by sending transmission data between H-Net meters. The H-Net meters can communicate to a distance of approximately .25 miles. For every H-Net meter area a small relay station called a Base Station is installed. A Base Station can operate with up to 20,000 H-Net meters transmitting to it. The Base Station continually receives H-Net electric meter reading data every second with information being exchanged and verified for accuracy. Every 15 minutes the Base Station transmits the accumulated electric meter readings by telephone via modem to our central storage computer at our facility called the Network Operating Center. Once the readings from the H-Net meters arrive, the data can be assembled into various formats for billing customers as well as for electric power purchasing and conservation programs.

H-Net Pilot Program

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

The H-Net Wireless Network Vision

H-Net will provide an electric or utility company with the ability to provide its customers with information through the Internet. The site could provide electric usage data that would show when electricity is used every 15 minutes of every day and the related costs to each of its customers, allowing its customers to analysis, identify and capture cost savings opportunities.

The H-Net System will open both educational and sales opportunities for the customer and energy companies alike. The purchasing power produced by accurate historical and real time data facilitates efficiency and cost saving advanced electricity purchasing. The H-Net System will allow the monitoring of energy levels of its customers and will ensure that the utility companies are aware of any delivery problems including power outages and energy thefts. When a regional area suffers a heavy storm, the H-Net System will provide a power company with the ability to determine which of its customers do not have electric power, without the aid of a customers' service phone calls allowing the service crews to be dispatched more efficiently. Using H-Net, the utility company knows precisely when each customer's service is restored and the exact duration of the outage.

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

Electric companies will be able to implement innovative sales offerings of electricity such as pre-payment plans, and provide customers with detailed usage and pricing information, allowing them to utilize the ability to purchase additional electricity via the Internet.

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

Electric Meter Market

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

Government Regulation

The restructuring of the utility market in the United States has required reading meters much more frequently than the current practice of once a month, thus making the manual meter reading techniques currently in use inadequate. The market needs a new technology, which can simultaneously meet performance and price requirements of this market.

The utility industry in California is desperately preparing to comply with the mandates set by energy deregulation. California has responded by preparing plans to increase production of energy within the state and increase the conservation of electricity, specifically that of residential users, in the future. The economic boom of the last eight years has created a tremendous increase in demand for electric power in California and throughout the country dictating that usually abundant surpluses of electric power are no longer available to states like California. Local utility companies have been searching for products to meet the requirements of conservation and deregulation, both of which require that an electric meter be read at least once an hour with real time readings. Less than 1/10 of one percent of all domestic electric meters are connected to an automated meter-reading device. So far government regulations have spawned the need for H-Net type technology. We do not anticipate any government regulations to hamper our efforts to sell H-Net systems.

H-Net System Research & Development  Progress

      Alpha prototype units have been designed and tested.

      We expect to begin its full-scale beta test pilots in the first quarter of fiscal year 2002.

      Patents for the H-Net product lines have been filed with the U.S. Patent office. Current status is patent pending.

      H-Net hardware is in cost reduction development and completion is expected by the end of the first quarter 2002.

      H-Net has been operating in a pilot program since February 2000.

      Our Network Operation Center is fully functional and ready to receive field data.

      We anticipate deployment of large-scale networks (1,000 units) in the 3rd quarter of fiscal 2002.

      We have spent nearly $3 million in the last two fiscal years and through September 2001 on research and development of the H-Net System.

Operations

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

Our Strategy

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

Anticipated Revenues

And Marketing Once we are in the deployment stage of our H-Net system we anticipate the following gross revenues per meter per month:

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

H-Net provides meter readings every 15 minutes. Considering that this corresponds to 96 reads per day or almost 3000 reads per month, even at a cost of one cent per read this would lead to an unacceptable monthly surcharge of thirty dollars ($30.00) per month. Manual monthly meter reads cost about one dollar ($1.00) per month. H-Net is designed to meet the low cost of the manual meter reading while providing 3000 times as many readings per month. The cost of running H-Net is roughly $.20 per meter per month or $.000066 per reading.

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

We will be providing licenses to meter manufactures so that they incorporate our H-Net technology into their electric meters. We will derive a small royalty per meter sold with H-Net integrated inside. The true revenues for us are through the reoccurring monthly service charges revenues of reading and archiving the data from the meters in the field. Since we are the only ones that can gather the data from the H-Net meters in the field, the more meters out in the field the larger the reoccurring monthly service charge there is for us.

Competition

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

     METRICOM Metricom is a provider of wireless communication networks with fixed-wireless networks are installed in the San Francisco Bay Area, Seattle, Washington D.C., and 10 universities. Metricom and Whisper Communications, Inc., in Sunnyvale, California, have formed an alliance to provide Automated Meter Reading systems. Systems are installed at KN Energy and Pacific Gas & Electric Company. Recently they have also been acquired by Schlumberger.

Employees

We have four full time employees and a four person advisory board. These employees are involved in executive, corporate administration, operations, and sales and marketing functions. We also use the services of outside consultants and experts on many of our projects to help reduce costs.

Item 2. Description of Property

The Company's principal operation center is located at 24370 Avenue Tibbitts, Suit 130, Valencia, California 91355. This 1000 sq. ft. space is leased for $1,245.00 per month.

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

PART II

Item 5.   Market for Common Equity and Related Stockholder Matters

The Company is authorized to issue 250,000,000 shares of no par value Common Stock. As of January 11, 2002 the Company had 35,480,410 shares of Common Stock issued.

ConectiSys Corporation's holders of Common Stock are each entitled to cast one vote for each Share held of record on all matters presented to shareholders. Cumulative voting is not allowed; hence, the holders of a majority of the outstanding Common Stock can elect all directors. There are, however, 240,020 shares of Class A Preferred Stock, $1.00 par value, outstanding and up to One
(1) million shares are authorized that can be issued with super voting rights of 100 to 1 (100 votes for each share of Class A Preferred Stock).

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

As of January 11,2002, there were over 3500 shareholders of record of the Company's common stock.

Price Range Of Common Stock

Our Common Stock is listed on the electronic bulletin board under the symbol "CNES". The following table sets forth the range of high and low sales prices for the Common Stock as reported by the electronic bulletin board for each period since 1999 (calendar years):

            Year    Quarter          Avg. Close     High    Low
            1999
                    First Quarter      0.644       0.712   0.589
                    Second Quarter     0.434       0.455   0.406
                    Third Quarter      0.782       0.833   0.743
                    Fourth Quarter     0.688       0.748   0.631
            2000
                    First Quarter       1.70       1.85    1.619
                    Second Quarter     0.746       1.11    0.468
                    Third Quarter      0.579       0.624   0.546
                    Fourth Quarter     0.219       0.251   0.199
            2001
                    First Quarter      0.188       0.740   0.090
                    Second Quarter     0.243       0.380   0.140
                    Third Quarter      0.160       0.240   0.110
                    Fourth Quarter     0.123	   0.210   0.100

The Preferred Stock

The Company's Board of Directors is currently authorized to issue 50,000,000 shares of Preferred Stock; the Board of Directors has authorized the issuance of 1,000,000 shares of Class A Preferred Stock with 100 to 1 voting rights. At the present time there is 240,020 shares of Class A Preferred Stock issued and outstanding, all of which is owned by the CEO and President of the Company, Robert A. Spigno.

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

Stock Issuances

In October 2000 through April 2001, the Company issued 250,000 common shares to two consultants for investor relations services valued at $67,500.

In October 2000 and April 2001, the Company issued 229,388 restricted common shares to a consultant for prior year's services of $19,200 and current year's services of $22,080.

During the months of October 2000, April 2001, and July 2001, officers of the Company were issued a total of 3,764,249 restricted common shares for accrued compensation of $300,291 and current year's compensation of $160,927.

In November 2000, the Company issued 50,000 restricted common shares valued at $20,000 to its outside accountant for services rendered.

In December 2000, the Company issued 10,000 shares of common stock to a consultant for prior year's accrued services of $4,330.

In January 2001, a consultant exercised 400,000 common stock options at $0.085 each; the $34,000 in exercise proceeds were applied against an outstanding note payable due the consultant. In connection with this transaction, $52,000 of additional paid-in capital (recorded as stock options exercisable) was reclassified to common stock.

In January 2001, an investor purchased 1,000,000 shares of the Company's restricted common stock for $75,000.

In January 2001, a note holder converted $75,000 principal value of debt for 300,000 restricted shares of the Company's common stock.

In March 2001, 45,500 shares of the Company's common stock were issued to investors in a private placement for $3,787 in cash. The shareholders also received 45,500 common stock warrants, exercisable through March 3, 2003 at $2.00 per share.

In April 2001, the Company issued 1,000,000 common stock warrants, along with $300,000 principal value 8% convertible debt. Of the $300,000 in proceeds, $77,228 was allocated to the cost of the warrants, which are exercisable at $0.192 per share over a four-year period. The balance of the proceeds ($222,772) was allocated to the cost of the debt instrument.

In April 2001, the Company recognized the conversion benefit option on the $300,000 principal value 8% convertible debt noted above. The conversion benefit option was recorded at its intrinsic value of $152,228, representing the difference between the fair market value of the debt instrument ($375,000) and the recorded initial cost ($222,772). At the date of issuance, the conversion benefit option was based on the conversion of the debt into 2,181,500 common shares.

In April 2001, the Company issued 50,000 restricted shares each (a total of 150,000 shares) as bonuses to a director and two consultants, valued at $16,982.

In April 2001, the Company issued 50,000 restricted shares of the Company's common stock to a consultant for services valued at $5,846.

In April 2001, the Company issued in aggregate 400,000 restricted shares of the Company's common stock (100,000 shares each) to four members of its advisory board for consulting services rendered totaling $46,772.

In June 2001 through September 2001, the Company issued 1,177,012 common shares to a consultant for services totaling $232,683.

In September 2001, the Company issued the above consultant another 779,347 shares of the Company's common stock valued at $$88,300, of which $44,500 pertained to vendor payables advanced by the consultant, with the balance of $43,800 being a retainer. The consultant was also issued 2,000,000 common stock options, exercisable at $0.13 each over four years and valued at $115,000.

In September 2001, the Company recognized an additional conversion benefit option of $2,799, corresponding to a 25% premium on $11,194 in accrued interest on $300,000 principal value 8% convertible debt.

The Company believes the shares issued in these transactions did not involve a public offering and were made in reliance upon an exemption from registration provided by Regulation D and Section 4(2) of the Securities Act of 1933, as amended.

Item 6.   Management's Discussion and Analysis or Plan of Operation

The following is our plan of operation for the following 12 months.

We are in the process of the final development of an Automated Meter Reading Network called H-Net. We have not begun to generate revenues, and the report of our independent auditors on our financial statements as of September 30, 2001 and 1999 contains an explanatory paragraph which raises substantial doubt about our ability to continue as a going concern. This going concern exception to the auditors' report highlights our need to actively pursue new debt and/or equity financing in order to continue operations and achieve our goals.

During the next 12 months, we expect to spend an estimated:

      $100,000 for the final hardware development and cost reduction of our H-Net product design;

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

We have notes payable with balances of $695,564 as of September 30, 2001. The notes bear interest at rates ranging between 10% to 18%, and are payable on demand.

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

      We may not pay off the note prior to the maturity date without the consent of the note holder;

      The note has adjustment provisions for standard dilution events including stock splits, stock dividends and similar transactions; and

      All principal and interest due on the outstanding April 12, 2001 note become immediately due and payable on October 12, 2001, or earlier in the event of a default.

Events Of Default Include:

      The registration statement, of which this prospectus is a part, is not declared effective on or before January 15, 2002;

      A breach by us of any material covenant or term or condition of the note;

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

Failure to pay the fund manager's fees constitutes an event of default under the note. This default would result in all principal and interest due on the outstanding note becoming immediately due and payable.

Reasons For Our Accepting The Financing

At the time our Board of Directors approved the April 12, 2001 financing, these were the most attractive terms for viable funding that we could find. We carefully reviewed several different proposals before accepting funding from the Investors. The stock market's significant volatility over the preceding months and lacking any other acceptable sources of funding, we accepted the financing in spite of some of the potentially adverse effects of the financing.

Dilution

As of January 11, 2002, we had issued and outstanding 35,480,410 shares of common stock and had 50,000,000 shares of common stock reserved for possible future issuances upon conversion of the note, Sale of Stock pursuant to the Private Equity Credit Line Agreement, and the warrants issuable with respect to the note and the Private Equity Credit Line Agreement. In addition, we have reserved an aggregate of 19,159,359 shares of common stock for issuance pursuant to warrants and options outstanding.

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

Results of Operations

Our net loss for the fiscal year ended September 30, 2001 decreased from the fiscal year 2000. We realized a net loss of $2,154,567 for the fiscal year 2001 as compared to a net loss of $3,812,140 fiscal year 2000. This 43% reduction was largely due to a reduction of $1,883,141 (from $3,662,561 in the fiscal year 2000 to $1,779,420 in the fiscal year 2001) of general and administrative expenses. The greatest portion of the reduction (approximately 90%) occurred in a decrease in the amount of common stock issued in connection with the performance of various services to the Company. The Company reduced these service costs by $1,683,899, from $2,371,689 in the fiscal year 2000 to $687,790 in the fiscal year 2001. The losses in general are attributed to our continued research and development associated with our H-Net Wireless Network, marketing and general expenses. We will over the next 12 months, rely on additional funding through the sale of common stock. We had no revenue for the fiscal years ending September 30, 2001 and 2000.

Our net losses will continue for through the fiscal year 2002 until the acceptance of the H-Net product as a viable automated meter reading system. However, due to our Private Equity Credit Line Agreement we will be able to fund our future development of the H-Net product without issuing common stock for services thus saving us substantial money.

Liquidity and Capital Resources

To date, we have been unable to generate any significant cash flows from our business operations. As a result, we have funded our operations through investor financing, including sales of common stock and the issuance and exercise of warrants and options. During the fiscal year 2001 we raised a total of $687,790 through these means. We also issued stock for services amounting to $572,790. We have also used debt to fund our operations in the aggregate amount of $386,399 for the fiscal year 2001. Until such time as we are able to generate significant cash flow from operations through increased sales of our products, we will be required to continue our reliance on investor financing and debt to fund our operations. At fiscal year end 2001, cash and cash equivalents totaled $6,111 with current liabilities consisting primarily of accounts payable, accrued compensation, and short-term debt, exceeding current assets for a working capital deficit of $1,249,799.

As of fiscal year end September 30, 2000, we had a working capital deficit of $888,172 consisting of $192,234 in current assets and $1,080,406 in current liabilities. We had a working capital deficit of $2,070,074 at fiscal year end 1999.

We had total assets of $126,872 as of the fiscal year end September 30, 2001 and total liabilities of $1,304,710. Shareholder deficit was $1,489,032 as compared to a deficit of $869,868 at the fiscal year end 2000. We issued 8,605,496 shares of common stock for cash, reduction of debt and services during the fiscal year ending September 30, 2001.

As of fiscal year ended September 30, 2001, we have no capital expenditure obligations.

We can sell up to $500,000 worth of our common stock through the Private Equity Credit Line Agreement we entered into on May 1, 2001. The maximum amount we can sell is $15 million worth in the next 28 months.

We anticipate that that we will need $125,000 per month from now until the end of this calendar year to complete the final development of the H-Net product. We will then need additional funding as outlined above in the amount of $3.25 million in 2002.

We used the net proceeds of the initial funding received from the April 12, 2001 convertible note as follows:

	     $ 50,000   H-Net Hardware Redesign for cost reduction
	     $ 25,000   H-Net Network Operating Center Upgrades
             $192,225   General Operating Expenses
             --------
             $267,225

Even with the Private Equity Credit Line Agreement for $15 million there can be no assurance that the market for our stock will be such that adequate funding will be available to us. The report of our independent auditors on our financial statements for the years ended September 30, 2001 and 2000 contains an explanatory paragraph, which indicates that we have incurred losses and have a working capital deficiency. This report raises substantial doubt about our ability to continue as a going concern. This report is not viewed favorably by analysts or investors and may make it more difficult for us to raise additional debt or equity financing needed to run our business, and may have a negative effect on the market for our common stock.

Cash Flows

We had a net loss for the fiscal year ended September 30, 2001 of $2,154,567. The cash used in operations toward this loss was $491,932. The largest area of loss was the result of non-cash transactions to the Company. Services to the Company that were not paid with cash totaled $687,790. We issued 1,045,500 shares of stock restricted under Rule 144 for $78,787 and incurred approximately $300,000 in additional debt to finance the operating losses for the fiscal year ended September 30, 2001.

Effect of Inflation

Inflation did not have any significant effect on the operations of the Company during the fiscal year ending September 30, 2001. Further, inflation is not expected to have any significant effect on future operations of the Company.

The Financial Accounting Standards Board (FASB) Impact
Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments", requires that the Company disclose estimated fair values for its financial instruments. The following summary presents a description of the methodologies and assumptions used to determine such amounts. Fair value estimates are made at a specific point in time and are based on relevant market information and information about the financial instrument; they are subjective in nature and involve uncertainties, matters of judgment and, therefore, cannot be determined with precision. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular instrument. Changes in assumptions could significantly affect the estimates.

Since the fair value is estimated at September 30, 2001, the amounts that will actually be realized or paid at settlement of the instruments could be significantly different. The carrying amount of cash and cash equivalents is assumed to be the fair value because of the liquidity of these instruments. Accounts payable, accrued compensation, due to officer, other current
liabilities, and notes payable approximate fair value because of	 the
short maturity of these instruments. Long-term debt is recorded at face value because the principal amount is convertible into common stock.

Item 7.   Financial Statements

See pages F-1 through F-41 for this information.


INDEX TO CONSOLIDATED FINANCIAL STATEMENTS SEPTEMBER 30, 2001
CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)

                                                            Page No.

INDEPENDENT AUDITORS' REPORT                                  F-1

CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Balance Sheet                                    F-3
Consolidated Statements of Operations                         F-5
Consolidated Statements of Changes in
 Shareholders' Equity (Deficit)                               F-6
Consolidated Statements of Cash Flows                         F-12
Notes to Consolidated Financial Statements                    F-15

Financial statements are audited and included herein beginning on page F-1 and are incorporated herein by this reference.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

Item 9.   Directors, Executive Officers, Promoters and Control Persons.

MANAGEMENT

	The officers and directors of the Company are as follows:

Name			       Age		 Position

Mr. Robert A. Spigno 		46		Chairman of the Board of Directors,
                                                and CEO

Mr. Lawrence Muirhead		41		Chief Technical Officer and Director

Ms.. Patricia A. Spigno		43		Chief Financial Officer, Treasurer
	             				And Secretary

Ms. Melissa Weger 		24		Corporate Administrator and Director

The term of office of each director of the Company ends at the next annual meeting of the Company's stockholders or when such director's successor is elected and qualifies. The next annual meeting of stockholders has not been set for 2002.

The following is a brief description of the business background of the directors/key employees of the Company.

Robert A. Spigno, Chairman of the Board of Directors & Chief Executive Officer

Mr. Spigno has been our Chief Executive Officer and Chairman of the Board since August 1995. Mr. Spigno brings over 25 years of experience in executive management and majority ownership of several privately held companies. Mr. Spigno was President of S.W. Carver Corp. (a commercial builder of residential homes) for more than a decade. He has been instrumental from concept to profitability in each of his companies, and offers ConectiSys the vision needed for the years ahead.

Lawrence P. Muirhead, Member of the Board of Directors and Chief Technology Officer

Mr. Muirhead, with his background in the high tech engineering , and is the inventor of H-Net. He has been with us for three years and he combines his excellent record of academic achievement with 18 years of engineering and research experience in the aerospace industry including over 13 years of experience of work with TRW to help lead the Company in new product development and deployment.

Melissa Weger, Member of the Board of Directors and Corporate Administrator

Ms. Weger was appointed as a Director in November 1999 and she was elected as a Director by the shareholders on March 15, 2000. Ms. Weger has been a great asset to the Company since her arrival in 1998 directly out school. Along with her public relations responsibilities, Ms. Weger manages the daily office activities of the Company. Her efforts include the drafting and publishing of the Company's press releases as well as responding to inquires of the our shareholders.

Patricia A. Spigno, Chief Financial Officer, Secretary and Treasurer

Ms. Spigno has been an officer of the Company since 1995. She has served in past as a Director until 1997. She brings 22 years experience in accounting and asset management. This multi-talented individual adds professional stability and is the cornerstone of our corporate staff. She and her former husband, Robert Spigno, our CEO, started S.W Carver Corp. together, where Ms. Spigno served as the CFO and head of administration for over 10 years.

Committees of the Board of Directors

We have a Stock Option Committee, which currently is composed of Robert A. Spigno, Lawrence Muirhead and Melissa Weger. The Committee reviews all option grants under the Company's Non-Qualified Stock Option and Stock Bonus Plan.

We have an Advisory Committee to advise the Board of Directors, its executive officers and its technical staff, from time to time on various industry-related issues. Rodney Lighthipe heads the Advisory Committee.

Rodney W. Lighthipe

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

The Advisory Committee presently consists of the following energy industry experts:

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

Larry W. Siler

 Mr. Siler is currently Manager of Fuel Transportation for Edison Mission Energy in Chicago, Illinois. Mr. Siler was the Coal Supply Superintendent for Commonwealth Edison Company in Chicago from 1988 to 1999. From 1986 to 1988 he was a Management & Engineering Consultant in Austin, Texas. He also held positions as the Fuels Manager, Engineering Supervisor, Staff Engineer and Fuels Engineer for the Lower Colorado River Authority from 1973 to 1986. Mr. Siler graduated with a Bachelor of Science degree from the University of Texas at Austin in 1970.

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

The Advisory Board members each received 100,000 shares of restricted common stock as compensation for their service.

Item 10. Executive Compensation

Compensation for services in all capacities rendered to the Company for the fiscal years ending September 30, 2000, 2001 and with anticipated fiscal year 2002 compensation to all directors and officers, and as a total group as follows:

                                                                                           Long Term Compensation
                                                                                  ----------------------------------------
                                            Annual Compensation                     Awards                 Payouts
                             ---------------------------------------------------  ------------- --------------------------
                                                                                   Securities
     Name and                Fiscal   Salary          Other Annual   Restricted    Underlying   LTIP       All Other
     Principal Position      Year     Cash      Bonus Compensation  Stock Awards    Options     Payouts   Compensation (1)
     -------------------     -------  --------- ----- ------------  ------------   ----------   -------   ----------------
     Robert A. Spigno,       2000     $160,000    -0-      -0-        $80,000                                $13,750
     CEO & Director          2001     $160,000    -0-      -0-        $80,000                     -0-            -0-
                             2002     $160,000    -0-      -0-        $80,000       6,453,634     -0-            -0-

     Rodney W. Lighthipe,    2000     $ 10,000    -0-      -0-          -0-                       -0-            -0-
     President               2001     $120,000    -0-      -0-          -0-                       -0-            -0-

     Patricia A. Spigno,     2000     $ 80,000    -0-      -0-        $40,000                     -0-        $13,750
     Secretary & Treasurer   2001     $ 80,000    -0-      -0-        $40,000                     -0-            -0-
                             2002     $ 80,000    -0-      -0-        $40,000         500,000     -0-            -0-

     Lawrence Muirhead,      2000     $150,000    -0-      -0-          -0-                       -0-            -0-
     CTO & Director          2001     $150,000    -0-      -0-          -0-                       -0-            -0-
                             2002     $150,000    -0-      -0-          -0-         2,000,000(2)  -0-            -0-

     Melissa Weger,Corp.     2000     $ 36,000    -0-      -0-          -0-                       -0-            -0-
     Administrator& Director 2001     $ 36,400    -0-      -0-         $5,290                     -0-            -0-
                             2002     $ 36,400    -0-      -0-          -0-           100,000     -0-            -0-

     All Executive Officers  2000     $436,400    -0-      -0-        $134,000                    -0-        $27,000
     and Directors as a      2001     $536,400    -0-      -0-        $125,290                    -0-            -0-
     group                   2002     $426,400    -0-      -0-        $120,000      9,053,634     -0-            -0-


(1) Represents compensation from the rental of office space to the Company in 2000.

(2) Lawrence Muirhead, of 2,000,000 common stock options exercisable at $0.50 per share and expiring December 31, 2002.
    These common stock options will not vest until certain milestones have been attained.

As of fiscal year 2001, the Directors of the Company do not receive compensation for their services as directors but may be reimbursed for their reasonable expenses for attending board meetings.

We have plans for profit sharing, insurance, and stock option plans for the benefit of its officers, directors or other employees for fiscal year 2002, but has not yet adopted any such programs.

In November 1999, we established a Non-Qualified Stock Option and Stock Bonus Plan for independent consultants to the Company. The plan was amended in September 2000 and in 2001.

In September 2001, the Amended Plan authorized the issuance of up to three (3) million shares of common stock. In furtherance of the Amended Plan we filed an S-8 Registration Statement on September 21, 2001. The purpose of the Amended Plan is to further compensate independent consultants of the Company through the granting of non-qualified stock options (as described in Sections 83 and 421 of the Internal Revenue Code). Shares of stock covered by stock options and stock bonuses consist of 3,000,000 shares of the common stock of the Company. The principal vendor was Radio Design Group.

Employment Agreements

1. The CEO of the Company, Mr. Spigno, entered into an agreement dated October 2, 1995 (which was amended in July 24, 1996, August 11, 1997, September 1, 1999, and March 27, 2000) for a period of five years through April 1, 2005, and he is entitled to receive a base salary of $160,000 per year. He shall further receive a bonus, paid at year-end, equal to 50% of the employee's salary, for continued employment. The staying bonus will be compensated for with our restricted common stock. He is also granted an option to purchase up to 2,000,000 shares of our restricted common stock at a price of $.3864 per share.

2. The former President of the Company, Mr. Lighthipe, entered into an agreement dated September 11, 2000 for an initial period of six months that has been extended through September 30, 2001, and he is entitled to receive a base
salary  of $120,000  per year.   Mr. Lighthipe  was issued  100,000 shares  of
restricted common stock as hiring bonus. He shall further receive performance bonuses (paid in restricted common stock) upon successful completion of specific milestones pertaining to the implementation and deployment of H-Net. The incentive package could net Mr. Lighthipe up to 650,000 shares of restricted common stock. He is also granted an option to purchase up to 100,000 shares of our restricted common stock at a price $.38 per share. Mr. Lighthipe's employment contract has not extended as President, however, he will continue to serve as head of the Company's Advisory Board.

3. The Secretary and Treasurer of the Company, Ms. Spigno, entered into an Agreement dated October 2, 1995 (which was amended July 24, 1996, September 1, 1999 and on March 27, 2000) for a period of five years through April 1, 2005, and she is entitled to receive a base salary of $80,000 per year. She shall further receive a bonus, paid at year-end, equal to 50% of the employee's salary, for continued employment. The staying bonus shall be compensated for with our restricted common stock. She is also granted an option to purchase up to 500,000 shares of our restricted common stock at a price of $.38 per share.

4. The Chief Technical Officer of the Company, Mr. Muirhead, entered into an Agreement dated August 1, 1998 for an initial term of three years, and he is entitled to receive a base salary of $150,000 per year, with a minimum of $90,000 to be paid annually in cash and the balance paid (at the option of the Company) in cash or restricted common stock under rule 144. He shall receive a hire-on bonus of $75,000 worth of our restricted common stock under rule 144, at one-half market price. Mr. Muirhead shall further receive performance bonuses (paid in restricted common stock, as above) upon successful completion of specific milestones pertaining to the implementation and deployment of certain software (up to $862,500). If substantially all performance milestones are met, he is also granted an option to purchase up to 500,000 shares of our restricted common stock at a price equal to 60% of the average market value for the prior 180 days of trading from the date of purchase.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

PRINCIPAL SHAREHOLDERS


As of January 11, 2002, we had 35,480,410 outstanding shares of common stock. Each common share entitles the holder to one vote on any matter submitted to shareholders for approval. We authorized 1,000,000 shares of Class A Preferred Stock, $1.00 par value per share, of which 240,020 shares currently are issued and outstanding. Class A Preferred stock has 100 to 1 voting rights. Also authorized are 1,000,000 shares of Class B Preferred Stock, $1.00 par value per share. Class B Preferred stock has conversion rights of 10 common stock shares for each share Class B Preferred stock, of which there is no stock outstanding.

The following table sets forth information, as of the date hereof with respect to the beneficial ownership of shares of common stock by (i) each person known by the Company to be owner of more than 5% of the outstanding shares of common stock; (ii) the Laurus Master Fund; (iii) each director and officer; and (iv) all officers and directors as a group. The number and percentage of shares beneficially owned is determined in accordance with Rule 13d-3 of the Securities Exchange Act of 1934, and the information is not necessarily indicative of beneficial ownership for any other purpose. The first column of the following chart represents the total number of actual outstanding shares owned by the named individual, including options and warrants exercisable within 60 days of January 11, 2002. The second column titled "Portion Represented by Options and Warrants" shows the portion of the column one figure represented by options and warrants exercisable within 60 days of January 11, 2002.

      Common Stock

                                    Total Beneficial       Percentage of
      Beneficial Owner              Ownership              Common Stock
      ---------------------         ----------------       -------------
      Laurus Master Fund, Ltd.        3,205,883 (4)        4.3%
      C/o Onshore Corporate
      Services Ltd., P.O. Box
      1234 G.T., Queensgate
      House, South Church Street,
      Grand Cayman, Cayman Islands

      Security Ownership of
      Management
      Robert A. Spigno               31,438,210 (5)        42.1%
      Patricia A. Spigno              2,423,863            3.3%
      Lawrence P. Muirhead              971,393            1.3%
      Melissa Weger                     204,138            * %

      Total Directors and Officers
      as a whole                     35,037,604            46.9%

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

         (5)    Mr. Spigno's owns 4,992,556 shares of Common Stock and 200,020 shares of Class A Preferred Stock, as well as on Option to purchase 1,443,654 shares of Common Stock; and an Option to Purchase 500,0000 shares of Class B
                Preferred Stock.

         (6) 500,000 shares of the 2,423,863 are represented by warrants.

         (7) 100,000 shares of the 204,138 shares are represented by warrants.
                                       27 </table>

Shares Eligible For Future Sale

Prior to this Offering, 35,480,410 shares of common stock were outstanding. Upon completion of the Offering, we will have outstanding 42,892,175 shares of common stock. All of the shares of common stock sold in this Offering will be freely tradeable without restriction or limitation under the Securities Act, except any shares purchased by any of our "affiliates," as the term is defined under the Securities Act. Of the remaining 35,480,410 shares, approximately 13,000,000 will be "restricted" shares within the meaning of Rule 144 adopted under the Act (the "Restricted Shares"). The Restricted Shares outstanding on the date hereof were issued and sold by us in a private transactions in reliance upon exemptions from registration under the Securities Act and may only be sold if they are registered under the Securities Act or unless an exemption from registration, such as an exemption provided by Rule 144 under the Securities Act, is available.

Generally, Rule 144 provides that a holder of restricted shares of an issuer which maintains certain available public information, where such shares are held for a minimum of one year or more, may sell in "brokers' transactions" every three months the greater of: (a) an amount equal to one percent of our outstanding shares (42,892,175 after giving effect to the Offering) or (b) an amount equal to the average weekly volume of trading in such securities during the preceding four calendar weeks prior to the sale. A Form 144 must also be filed with SEC notifying that agency of the shares being sold pursuant to Rule
144. Persons who are not affiliates of the Company may sell shares beneficially owned for at least two years at the time of the proposed sale without regard to volume or manner of sale restrictions.

There are options outstanding to purchase 9,159,359 shares of restricted stock and 1,000,000 shares of Class B Preferred Stock, which is convertible at a rate of 10 to 1 into restricted common stock or 10,000,000 shares of restricted common stock. We have a total of 19,159,359 in Options for restricted common stock including the Options for Class B Preferred Stock.

There are 2,215,705 warrants to purchase one (1) share of restricted common stock each at $2.00 per share; 506,500 are exercisable until November 1, 2003, 446,305 are exercisable until September 1, 2002, 605,750 are exercisable until March 3, 2003, and the remainder 657,150 are exercisable until September 1, 2003.

Laurus Master Fund, Ltd. has 1,000,000 warrants to purchase one (1) share of restricted common stock each at $0.192 per share exercisable until April 11, 2005.

A Consultant has an option to purchase 1,700,000 shares of common stock at $.13 per share exercisable until September 1, 2005.

There are 1,000,000 shares of Class B Preferred Stock Options to purchase one
(1) share of Class B Preferred Stock, which is convertible to ten (10) shares of restricted common stock, at a price of $5.00 per share of Class B Preferred Stock or if converted $.50 per share of restricted common stock; These Options are exercisable until November 1, 2004.

There are an additional 4,043,654 options to purchase one (1) share of restricted common stock held by various Directors and Officers of the Company.

Option Grants

                              Options Granted in 2001
                                 Individual Grants
 -------------------------------------------------------------------------------
                      Number of       Percent of Total
                      Securities      Options Granted
                      Underlying      in Fiscal Year  Exercise Price  Expiration
Name                  Options Granted 2001 (%)        ($/Share)        Date
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

Option Exercises and Holdings

The following table provides summary information concerning the shares of common stock represented by outstanding stock options and warrants held by our executive officers as of September 30, 2001.

                                                                        Year-End Option Values
                                 -----------------------------------------------------------------------------------------------
                                              Number of Securities Underlying
                                                                                                   Value of Unexercised ($)
                                Shares                               Unexercised Options             In-the-Money Options
                                Acquired on     Value                September 30, 2001             September 30, 2001 (1)
     Name                       Exercise (#)    Realized ($)   Exercisable(#) Unexercisable(#)  Exercisable($)  Unexercisable($)
     ---------------------      ------------    ------------   -------------- ----------------  --------------  ----------------
     Robert A. Spigno              ---             ---          6,453,634          ---               ---             ---
     Rodney W. Lighthipe           ---             ---            100,000          ---               ---             ---
     Patricia Spigno               ---             ---            500,000          ---               ---             ---
     Melissa Weger                 ---             ---            100,000          ---               ---             ---
     Lawrence Muirhead             ---             ---              ---          2,000,000           ---             ---

          1.    The value of the unexercised  "in-the-money" options and warrants is based on the fair market value of $.38 per share as of September 30, 2001 minus the exercise price, multiplied by the numbers of shares underlying the option or warrant, as the case may be.
                                       31 </table>
Item 12.  Certain Relationships and Related Transactions

At September 30, 2000, the Company's CEO had made cumulative advances to the Company of $75,000. On October 1, 2000, these advances were rolled into a revolving promissory note, due on demand, at an annual interest rate of 18%. During the year ended September 30, 2001, additional advances were made in the amount of $20,000 and note repayments totaled $50,000. Accrued interest was determined to be $11,880, bringing the loan balance at September 30, 2001 to $56,880. A new promissory note agreement for this amount was drawn up at the close of business on September 30, 2001, expiring September 1, 2002. Interest expense (at 10%) on advances made to the Company by the CEO for the year ended September 30, 2000 amounted to $21,766, including $10,583 associated with the assumption of a promissory note due S.W. Carver, which was paid-off in May 2000.

The Company's Secretary/Treasurer advanced the Company approximately $61,945 during the year ended September 30, 2001, under a separate revolving promissory note agreement effective October 1, 2000. The note is a demand note, which accrues interest at an annual rate of 18%. Total repayments of the note amounted to $40,681. Accrued interest was $4,610 during the year ended September 30, 2001, bringing the loan balance at year-end to $25,874. A new promissory note agreement for this amount was drawn up at the close of business on September 30, 2001, expiring September 1, 2002. The Secretary/Treasurer also borrowed on a personal credit card for the Company's behalf in the amount of $18,455, bringing the total obligation due the Secretary/Treasurer at September 30, 2001 to $44,329.

The total amount due both officers at September 30, 2001 was $101,209.

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

(b) Since October 1, 2000 the Registrant filed the following current reports on Form 8-K:

	None.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.


                             CONECTISYS CORPORATION

Date: January 11, 2002			     By  /S/ Robert A. Spigno
                                                 Robert A. Spigno, CEO


Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant and in the capacities and on the dates indicated have signed this Report below.

Signature               Title                                       Date

/s/Robert A. Spigno
Robert A. Spigno        Chairman & Chief Executive Officer     January 11, 2002

/s/Lawrence Muirhead
Lawrence Muirhead       Chief Technical Officer                January 11, 2002

/s/Melissa Weger
Melissa Weger           Director                               January 11, 2002

/s/Patricia A. Spigno
Patricia A. Spigno      Chief Financial Officer, Secretary,    January 11, 2002
                        Treasurer & Controller

</pre>