Form 10QSB
period 2001-12-31
CONECTISYS CORP
filed 2002-02-25
CIK 790273

<pre>
U.S. SECURITIES AND EXCHANGE COMMISSION
Washington D.C.  20549

FORM 10-QSB

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended December 31, 2001.

[ ] Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934 [no fee required]

Commission File Number 33-3560D

CONECTISYS CORP.
(Name of small business issuer in its charter)

Colorado                                        84-1017107
(state or other jurisdiction                  (I.R.S. Employer
Incorporation or Organization)                Identification No.)

24730 Avenue Tibbitts
Suit 130
Valencia, California 91355
(Address of principal executive offices)

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

Common Stock, issued and outstanding as of February 25, 2002: 36,696,568

PART I

Item 1.   Financial Statement

A financial statement, unaudited and included herein beginning on page F-1 (Exhibit 99.0), is incorporated herein by this reference.

Item 2.   Management's Discussion and Analysis or Plan of Operation

General

The following is our plan of operation for the following 12 months.

We are in the process of the final development of an Automated Meter Reading Network called H-Net. We have not begun to generate revenues, and the report of our independent auditors on our financial statements as of September 30, 2001 and 2000 contain an explanatory paragraph, which raises substantial doubt about our ability to continue as a going concern. This going concern exception to the auditors' report highlights our need to actively pursue new debt and/or equity financing in order to continue operations and achieve our goals.

During the next 12 months, we expect to spend an estimated:

       $110,000 for the final hardware development and cost reduction of our H-Net product design;

       $20,000 for the initial beta testing and deployment of approximately 30 units and the operating network to manage them; this initial beta testing includes Advanced Power and Energy Program at University of California in Irvine and SMUD, the Sacramento Municipal District, a testing area for evaluation of various energy products for the State of California.

       An estimated $250,000 to secure the further large scale testing (1000 units each) in various parts of the country; and

       Approximately $200,000 to manage, operate, and implement these field tests.

As we develop our business, we expect to employ a yet undetermined number of additional people in accordance with our business plan. Additionally, we will be seeking to be qualified as a Meter Data Management Agent through various utilities in the State of California, as well as a Meter Service Provider.

We barrowed $340,000 in February 2002, in order to partially repay Laurus Master Fund, Ltd.'s Convertible Promissory Note in the face amount of $300,000 and used the rest of the procceds for the completion of the H-Net-4 product.

We have additional notes payable with balances of approximately $524,058 as of February 25, 2002. The notes bear interest at rates ranging between 10% to 18%, and are payable on demand.

We have at times issued shares of our common stock to creditors in lieu of monies, both principal and interest, owing to such creditors, and as compensation for expenses incurred.

During April 2001, we issued a Convertible note in the amount of $300,000. The note bears interest at the rate of 8% and maybe converted into our shares of common stock at a rate of the lower of 80% of the average of the three (3) lowest closing prices of the common stock during the thirty (30) days immediately preceding the (a) Subscription Date and (b) conversion date.

We have come to settlement terms for the satisfaction of the April 12, 2001 Promissory Note with Laurus Master Fund, Ltd. as follows:

(1) We paid Laurus Master Fund, Ltd. $100,000 on February 19, 2002;

(2) The Promissory Note majurity date was extended to March 22, 2002; and

(3) Within 35 days we shall file a Registration Statement for the remaining balance of $200,000 plus interest and fees on the original Note date 4-12-01.

(4) Within 30 days we shall pay Laurus Master Fund, Ltd. $200,000 and issue a New Promissory Note replacing the existing Note. The new Note shall have a due date of December 31, 2002 in the principal amount of $75,000 and shall bear interest at 14% per annum; Terms of the new Note shall require us beginning on April 1, 2002 minimum monthly payments of $7,500 until the remaining principal and interest under the new Note have been paid in full.

Upon of payment of $200,000 and issuance of the new Promissory Note:

a.      The Registration Rights Agreement is immediately be canceled;

b.      1,000,000 Warrants of our common stock are immediately canceled;
        and

c. Laurus Master Fund, Ltd. shall return to us all common stock held as security for the previous original Note with the except that Laurus Master Fund, Ltd. shall retain our common stock in the aggregate amount of 811,770 shares as security for remaining $75,000 principal amount due on new Note and to ensure timely monthly payments of $7,500 per month.

If we are able to make the $200,000 payment due to Laurus Master Fund, Ltd. by March 18, 2002 then we will not have any obligation to file a registration statement for the remaining balance on April 12, 2001 convertible promissory note. There can be no assurance, however, that such funds will be available. If we are not successful in raising additional funds, we will be required to file a registration statement to satisfy the Laurus Master Fund, Ltd. Promissory Note.

Registration Rights

Under the terms of the current Subscription Agreement, if we are required to file a registration statement registering for resale at least 200% of the shares of our common stock which would be issuable upon conversion of the note, and such shares must be reserved and set aside solely for the benefit of the note holder.

Dilution

As of February 20, 2002, we had issued and outstanding 36,696,568 shares of common stock and had 50,000,000 shares of common stock reserved for possible future issuances upon conversion of the note and the warrants.

The existence of the Promissory Note and Warrant issued to the selling stockholder pursuant to the Subscription Agreement signed on April 12, 2001, may, if we are required to file a registartion statement, adversely affect the terms on which we may obtain additional equity financing. Moreover, the holders are likely to exercise their rights to acquire common stock at a time when we would otherwise be able to obtain capital with more favorable terms than we could obtain through the exercise of such securities.

Dilution Effects Of The Securities Underlying The Subscription Agreement

The following table represents the number of shares of our common stock issuable upon conversion of the note issued and the percentage of our outstanding shares such number of shares would represent, assuming the $200,000 note plus interest is fully converted, and assuming the purchase price is 0%, 25%, 50% and 75% respectively, discounted from the current trading price of our common stock. The conversion of note and/or exercise of warrant may result in a change of control of Conectisys.

                                                              Percentage of
                     Conversion Price                       Company's Common
     Market Price   80% of Market Price)  Number of Shares       Stock
         $0.18          $.136 (1)             1,470,589           4.0%
         $0.16          $.128                 1,562,500           4.3%
         $0.12          $.096                 2,083,334           5.6%
         $0.08          $.064                 3,125,000           8.5%
         $0.04          $.032                 6,250,000          17.0%  (2)

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

Private Equity Credit Line Agreement Canceled

On May 1, 2001, we entered into a Private Equity Credit Line Agreement to provide financing to the Company in an aggregate amount of $15.0 million through the sale of restricted common stock for a period of thirty-six (36) months.

In conjunction with the settlement of the Convertible Promissory Note with Laurus Master Fund, Ltd. we have decided to cancel any future funding from a previously approved Private Equity Line with Laurus Master Fund, Ltd.

We are now actively searching for new financing sources for the Company's future H-Net deployment plans. We are currently reviewing proposals from several funding groups.

Results of Operations

We realized a net loss of $706,930 for the three (3) months ending December 31, 2001 as compared to a net loss of $373,369 for the same three-month period in 2000. This increase was largely due to an increase of $168,088 (from $82,112 in the first three months of fiscal 2000 to $250,200 in the first three months of fiscal year 2001) of common stock issued in connection with the performance of various services to the Company. We had no revenue for the first three (3) months of the both fiscal years 2001 and 2000.

We realized a net loss of $2,154,567 for the fiscal year 2001 the losses in general are attributed to our continued research and development associated with our H-Net Wireless Network, marketing and general expenses. We will over the next 12 months, rely on additional funding through the sale of common stock. We had no revenue for the fiscal years ending September 30, 2001 and 2000.

Our net losses will continue for through the fiscal year 2002 until the acceptance of the H-Net product as a viable automated meter reading system. However, we expect beta testing to begin in the 2nd and 3rd quarters of this year.

Plan of Operation

We had losses for the three (3) month period ending December 31, 2001 increased by 89% from the same period last year. Our losses on operations for the three-month period ending December 31, 2001 increased 86% from the prior year for the same period. These losses are attributed to our continued research and development associated with our H-Net Wireless Network, marketing and general expenses. We will over the next 12 months, rely on additional funding through the sale of common stock.

Liquidity and Capital Resources

To date, we have been unable to generate any significant cash flows from our business operations. As a result, we have funded our operations through investor financing. During the three months ended December 31, 2001 we used debt to fund our operations in the amount of $254,688. Until such time as we are able to generate significant cash flow from operations through increased sales of our products, we will be required to continue our reliance on investor financing and debt to fund our operations. At December 31, 2001, cash and cash equivalents totaled $9,673. Current liabilities at December 31, 2001, consisting primarily of accounts payable, accrued compensation, and short-term debt, exceeded current assets by $1,706,679.

At fiscal year end 2001, cash and cash equivalents totaled $6,111 with current liabilities consisting primarily of accounts payable, accrued compensation, and short-term debt, exceeding current assets for a working capital deficit of $1,249,799.

We had total assets of $123,784 as of December 31, 2001, and total liabilities of $2,072,546. Shareholder deficit was $1,948,762, as compared to a deficit of $1,145,675 as of December 31, 2000.

We had total assets of $126,872 as of the fiscal year end September 30, 2001 and total liabilities of $1,615,904. Shareholder deficit was $1,489,032 as compared to a deficit of $869,868 at the fiscal year end 2000. We issued 8,605,496 shares of common stock for cash, reduction of debt and services during the fiscal year ending September 30, 2001.

As of December 31,2001 we have no capital expenditure obligations.

We anticipate that that we will need $100,000 per month from now until the end of this calendar year to complete the final development of the H-Net product.

Even if we are able to enter into a funding agreement for the future there can be no assurance that the market for our stock will be such that adequate funding will be available to us. The report of our independent auditors on our financial statements for the years ended September 30, 2001 and 2000 contains an explanatory paragraph, which indicates that we have incurred losses and have a working capital deficiency. This report raises substantial doubt about our ability to continue as a going concern. This report is not viewed favorably by analysts or investors and may make it more difficult for us to raise additional debt or equity financing needed to run our business, and may have a negative effect on the market for our common stock.

Cash Flows

We had a net loss for the three (3) month period ending December 31, 2001 of $706,930. The cash used in operations toward this loss was $199,047.

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

Effect Of Inflation

Inflation did not have any significant effect on the operations of the Company during the quarter ended December 31, 2001. Further, inflation is not expected to have any significant effect on future operations of the Company.

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

Since the fair value is estimated at December 31, 2001, the amounts that will actually be realized or paid at settlement of the instruments could be significantly different. The carrying amount of cash and cash equivalents is assumed to be the fair value because of the liquidity of these instruments. Accounts payable, accrued compensation, due to officer, other current liabilities, and notes payable approximate fair value because of the short maturity of these instruments. Long-term debt is recorded at face value because the principal amount is convertible into common stock.

PART II

Other Information

Item 1.   Legal Proceedings

        None.

Item 2.  Changes in Securities and Use of Proceeds

Stock Subscriptions

In October 2001, the Company issued 1,200,000 shares of common stock valued at $187,200 to consultants for services rendered.

In December 2001, the Company issued 60,000 shares of Class A Preferred Stock valued at $60,000 to the Company's CEO for debt reduction.

In December 2001, the Company issued 300,000 shares of common stock for $39,000 in cash to a consultant for exercise of an option.

In January 2001, the Company issued 200,000 shares of common stock for $26,000 cash to a consultant for exercise of an option.

In January 2001, the Company issued 250,000 share of common stock valued at $25,000 to a consultant for services rendered.

In February 2001, the Company issued 2,613,334 shares of common stock for $209,000 in debt reduction.

The Company believes the shares issued in these transactions did not involve a public offering and were made in reliance upon an exemption from registration provided by Regulation D and Section 4(2) of the Securities Act of 1933, as amended or a previously filed S-8 Registration Statement.

Item 4. Submission of Matters to a Vote of Security Holders

        None.

Item 5. Other Information

Agreement With University of California at Irvine

In accordance our agreement for the evaluation of H-Net in the Advanced Power and Energy Program at University of California in Irvine, California, we will be providing the program with our cost reduced H-Net-4 product for evaluation and testing. The evaluation program is a three level program of extensive laboratory and field-testing consisting of the following:

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

In addition to University of California and the Advanced Power and Energy Program, we plan to do beta field-testing with various utilities and energy service providers across the country. Generally, we plan to begin in California starting with SMUD, the Sacramento Municipal District, a testing area for evaluation of various energy products for the State of California and then moving on to other cities across the country.

SB-2 Registration Statement withdrawn with The Securities & Exchange
Commission

On January 29, 2002 the Company withdrew it previously filed SB-2
Registration Statement with the Securities & Exchange Commission to register an offering of up to 4,411,765 common shares owned by an existing shareholder. This withdrawal was none in conjunction with the settlement reached concerning of our debt owed with Laurus Master Fund, Ltd. and our cancelation of the Private Equity Credit Line.

Item 13.  Exhibits and Reports on Form 8-K

     (a) Exhibit

         99.0   Financial Statement (Unaudited)

     (b) During the Registrant's fiscal quarter ending December 31, 2001, the registrant filed the following current reports on Form 8-K:

         None.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.

                                                     CONECTISYS CORPORATION

Date: February 25, 2002                              By  /S/ Robert A. Spigno
                                                     Robert A. Spigno, CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                      Title                 Date
/S/ Robert A. Spigno
(Robert A. Spigno)      Chairman of the Board   February 25, 2002
                        and CEO