Form 10QSB/A
period 2001-12-31
CONECTISYS CORP
filed 2002-03-14
CIK 790273

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

24307 Avenue Tibbitts
Suit 130
Valencia, California 91355
(Address of principal executive offices)

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

Common Stock, issued and outstanding as of March 12, 2002: 36,696,568

PART I

Item 1.   Financial Statement

A financial statement, unaudited and included herein beginning on page F-1 (Exhibit 99.0), is incorporated herein by this reference.

Item 2.   Management's Discussion and Analysis or Plan of Operation

General

The following is our plan of operation for the following 12 months.

We are in the process of the final development of an Automated Meter Reading Network called H-Net. We have not begun to generate revenues, and the report of our independent auditors on our financial statements as of September 30, 2001 and 2000 contains an explanatory paragraph, which raises substantial doubt about our ability to continue as a going concern. This going concern exception to the auditors' report highlights our need to actively pursue new debt and/or equity financing in order to continue operations and achieve our goals.

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

Recent Financing Activities

We barrowed $340,000 in February 2002, from Mercator Momentum Fund in order to partially repay a Laurus Master Fund, Ltd. Convertible Promissory Note in the face amount of $300,000 and for the completion of the H-Net product. The loan is a short-term loan with a majority date of May 15, 2002 at an interest rate of 18%.

We have additional notes payable with balances of $527,058 as of March 12, 2002. The notes bear interest at rates ranging between 10% to 18%, and are payable on demand.

We have at times issued shares of our common stock to creditors in lieu of monies, both principal and interest, owing to such creditors, and as compensation for expenses incurred.

Laurus Master Fund, Ltd Convertible Note

In April 2001, we issued a Convertible note in the amount of $300,000 to Laurus Master Fund, Ltd.. The note bears interest at the rate of 8% and may be converted into our shares of common stock at a rate of the lower of 80% of the average of the three (3) lowest closing prices of the common stock during the thirty (30) days immediately preceding the (a) subscription date and (b) conversion date.

On February 15, 2002 we came to settlement terms for the satisfaction of the April 12, 2001 Promissory Convertible Note with Laurus Master Fund, Ltd. as follows:

(1)	Conectisys paid Laurus Master Fund, Ltd. $100,000 on February 20, 2002;

(2)	Within 30 days Conectisys shall pay Laurus Master Fund, Ltd.
$200,000 and issue a New Promissory Note replacing the existing Note. The new Note shall have a due date of December 31, 2002 in the principal amount of $75,000 and shall bear interest at 14% per annum; The Note will not be convertible; Terms of the new Note shall require Conectisys beginning on April 1, 2002 minimum monthly payments of $7,500 until the remaining principal and interest under the new Note have been paid in full. Upon of payment of $200,000 and issuance of the new Promissory Note:
        a.	The Registration Rights Agreement is immediately be canceled;
        b.	1,000,000 Warrants of Conectisys common stock are immediately canceled; and
        c.	Laurus shall return to Conectisys all common stock held as
        security for the previous, original Note with the exception that Laurus shall retain ConectiSys common stock in the aggregate amount of 951,939 shares as security for the remaining $75,000 principal amount due on the new non-convertible Promissory Note and to ensure timely monthly payments of $7,500 per month.
Or

(3) If we do not pay Laurus Master Fund, Ltd. $200,000, then we will file a registration statement for the remaining balance of $200,000 plus interest and fees on the Convertible Note

Private Equity Credit Line Agreement With Laurus Master Fund, Ltd. Canceled

On May 1, 2001, we entered into a Private Equity Credit Line Agreement with a group of private investors including Laurus Master Fund, Ltd. to provide financing to the Company in an aggregate amount of $15.0 million through the sale of common stock for a period of thirty-six (36) months.

In conjunction with the settlement of the Convertible Promissory Note with Laurus Master Fund, Ltd. we have decided to cancel any future funding from a previously approved Private Equity Line with Laurus Master Fund, Ltd..

We are now actively searching for new financing sources for the Company's future H-Net deployment plans. We are currently reviewing proposals from several funding groups.

If we are able to make the $200,000 payment due to Laurus Master Fund, Ltd. by March 18, 2002 then we will not have any obligation to file a registration statement for the remaining balance on the Convertible Note. There can be no assurance, however, that such funds will be available. If we are not successful in raising additional funds, we will be required to file a registration statement to satisfy the Laurus Master Fund, Ltd. Convertible Note.

Registration Rights with Laurus Master Fund, Ltd.

If we are required to file a registration statement on the Laurus Master Fund, Ltd Convertible Note, it requires us to register for resale at least 200% of the shares of our common stock which would be issuable upon conversion of the note, and such shares must be reserved and set aside solely for the benefit of the note holder.

Dilution Effects of Registering Laurus Master Fund, Ltd. Convertible Note

As of March 12, 2002, we had issued and outstanding 36,696,568 shares of common stock and had 50,000,000 shares of common stock reserved for possible future issuances upon conversion of the note and the warrants.

The existence of the Convertible Note and Warrant issued to Laurus Master Fund, Ltd. may adversely affect the terms on which we may obtain additional equity financing. They will likely exercise their rights to acquire common stock at a time when we would otherwise be able to obtain capital with more favorable terms than we could obtain through the exercise of such securities.

The following table represents the number of shares of our common stock issuable upon conversion of the note issued and the percentage of our outstanding shares such number of shares would represent, assuming the $200,000 note plus interest is fully converted, and assuming the purchase price is 0%, 25%, 50% and 75% respectively, discounted from the current trading price of our common stock. The conversion of the note and/or exercise of the warrants may result in a change of control of Conectisys.

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

2. Even though the selling shareholder may not convert the note into more than 9.99% of the then outstanding common stock, the selling security holders can waive the 9.99% limitation, thus allowing the conversion of the note into common stock with no upper limit on the number of shares that may be issued.

Results of Operations

We realized a net loss of $755,730 for the three (3) months ending December 31, 2001 as compared to a net loss of $373,369 for the same three-month period in 2000. This increase of 102% was partially due to an increase of $105,088 (from $82,112 in the first three months of fiscal 2000 to $187,200 in the first three months of fiscal year 2001) of common stock issued in connection with the performance of various services to the Company. Our losses on operations for the three-month period ending December 31, 2001 increased 99% from the prior year for the same period. These losses are attributed to our continued research and development associated with our H-Net Wireless Network, marketing and general expenses. We will over the next 12 months, rely on additional funding through the sale of common stock. We had no revenue for the first three (3) months of the both fiscal years 2001 and 2000.

Other areas of change include an increase of $30,801 in accounts payable compared to the same three-month period in 2000. We accrued interest payable of $12,046 compared with no interest accrued during the same period last year. Additionally, the management has forgone certain salary due and our accruing compensation, which caused an increase of accrued compensation of $62,906 as compared to the same period a year ago.

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

We had total assets of $74,984 as of December 31, 2001, and total liabilities of $2,033,546. Shareholder deficit was $1,958,562, as compared to a deficit of $1,145,675 as of December 31, 2000.

We had total assets of $126,872 as of the fiscal year end September 30, 2001 and total liabilities of $1,615,904. Shareholder deficit was $1,489,032 as compared to a deficit of $869,868 at the fiscal year end 2000. We issued 8,605,496 shares of common stock for cash, reduction of debt and services during the fiscal year ending September 30, 2001.

As of December 31, 2001 we have no capital expenditure obligations.

We anticipate that that we will need $125,000 per month from now until the end of this calendar year to complete the final development of the H-Net product. We expect to secure new financing for final H-Net development. This will undoubtedly require us to file a new registration statement with the Securities and Exchange Commission. We believe that the new source of funding will satisfy our cash demands for the near future.

In the interim, we expect to be able to secure additional short term funding as needed through loans from various sources including the management of the Company.

We also anticipate that with the completion of H-Net will begin negotiations with various meter manufacturers for licensing and production of H-Net to be integrated into new electric meters sometime during the current year. This is anticipated to be our first source of revenues, with fees from the retrieval and archiving of data from H-Net meters put into service to follow shortly thereafter.

Even if new financing is secured, there can be no assurance that the market for our stock will be such that adequate funding will be available to us.

Cash Flows

We had a net loss for the three (3) month period ending December 31, 2001 of $755,730. The cash used in operations toward this loss was $199,047.

We had a net loss for the fiscal year ended September 30, 2001 of $2,154,567. The cash used in operations toward this loss was $491,932. The largest area of loss was the result of non-cash transactions to the Company. Services to the Company that were not paid with cash totaled $687,790. We issued 1,045,500 shares of stock restricted under Rule 144 for $78,787 and incurred approximately $300,000 in additional debt to finance the operating losses for the fiscal year ended September 30, 2001. We issued 3,000,000 options to purchase common stock in the future valued at $192,228. Beneficial conversion option pertaining to $300,000 convertible debt and accrued interest, April, 2001 through September 2001was valued at $155,027.

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

In December 2001, the Company issued 60,000 shares of Class A Preferred Stock valued at $60,000 to the Company's CEO for debt reduction.

In December 2001, the Company issued 300,000 shares of common stock for $39,000 in debt reduction to a consultant for exercise of an option.

In January 2002, the Company issued 200,000 shares of common stock for $26,000 cash to a consultant for exercise of an option.

In January 2002, the Company issued 250,000 share of common stock valued at $25,000 to a consultant for services rendered.

In February 2002, the Company issued 2,613,334 shares of common stock for $209,000 in debt reduction.

The Company believes the shares issued in the transactions without a registration statement, did not involve a public offering and were made in reliance upon an exemption from registration provided by Regulation D and
Section 4(2) of the Securities Act of 1933, as amended.

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

SB-2 Registration Statement withdrawn with The Securities & Exchange
Commission

On January 29, 2002 the Company withdrew a previously filed SB-2
Registration Statement with the Securities & Exchange Commission to register an offering of up to 4,411,765 common shares owned by an existing shareholder. This withdrawal was none in conjunction with the settlement reached concerning of our debt owed with Laurus Master Fund, Ltd. and our cancelation of the Private Equity Credit Line.

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

                                                     CONECTISYS CORPORATION

Date: March 12, 2002                                 By  /S/ Robert A. Spigno
                                                     Robert A. Spigno, CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                      Title                 Date
/S/ Robert A. Spigno
(Robert A. Spigno)      Chairman of the Board   March 12, 2002
                        and CEO