Form 10QSB
period 2002-03-31
CONECTISYS CORP
filed 2002-05-20
CIK 790273

<pre>
                      U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C.  20549

                                  FORM 10-QSB

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended March 31, 2002.

[ ] Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934 [no fee required]

                            Commission File Number 33-3560D

                               CONECTISYS CORPORATION
                 (Name of small business issuer in its charter)

            COLORADO                                             84-1017107
-------------------------------                               ----------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

                        24730 AVENUE TIBBITTS, SUITE 130
                            VALENCIA, CALIFORNIA 91355
                    (Address of principal executive offices)

         Issuer's telephone number (including area code): (661) 295-6763

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         The number of shares outstanding of the registrant's only class of common stock, no par value per share, was 37,476,568 on May 14, 2002.

================================================================================

                         PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                          INDEX TO FINANCIAL STATEMENTS
                            CONECTISYS CORPORATION

Condensed Consolidated Balance Sheet at March 31, 2002.....................F-1

Condensed Consolidated Statement of Operations for the Three
     Months and Six Months Ended March 31, 2002 and 2001 and
     the Cumulative Period From December 31, 1990 (Inception)
     Through March 31, 2002................................................F-3

Condensed Consolidated Statements of Changes in Shareholders'
     Equity (Deficit) for the Cumulative Period From
     December 31, 1990 (Inception) Through March 31, 2002..................F-4

Condensed Consolidated Statement of Cash Flow for the Six
     Months Ended March 31, 2002 and 2001 and the Cumulative
     Period From December 31, 2002 (Inception) Through
     March 31, 2002........................................................F-9

Notes to Condensed Consolidated Financial Statements.......................F-12

CONECTISYS CORPORATION AND SUBSUDIARIES ( A Development Stage Company) CONDENSED CONSOLIDATED BALANCE SHEET
March 31, 2002

                                                            Mar. 31          Sep. 30
                                                             2002             2001
                                                           Unaudited         Audited
Assets
Current assets
  Cash                                                            3,811        6,111
  Prepaid expenses and deposits                                       0       48,800

Total current assets                                              3,811       54,911

Property and equipment, net                                      58,671       71,961

License and technology, net                                           0            0

  Debt issuance cost, net                                             0            0

Total assets                                                     62,482      126,872

	See accompanying notes to condensed consolidated financial statements.


CONECTISYS CORPORATION AND SUBSUDIARIES ( A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEET
March 31, 2002

                                                            Mar. 31          Sep. 30
                                                             2002             2001
                                                           Unaudited         Audited

Liabilities and shareholders' equity
Current liabilities
  Bank overdraft                                                      0            0
  Accounts payable                                               65,872      100,758
  Accrued compensation                                          812,044      541,179
  Due to officers                                                48,586      101,209
  Accrued interest payable                                            0            0
  Other current liabilities                                     194,175      177,194
  Notes payable
    Related                                                           0            0
    Other                                                       958,374      384,370
Total current liabilities                                     2,079,051    1,304,710

Long-term debt, net of current                                        0      311,194

Total liabilities                                             2,079,051    1,615,904

Shareholders' equity
Preferred stock - Class A 1,000,000 shares authorized
    $1.00 par value, 200,020 issued and outstanding             200,020       140,020
Convertible preferred stock - Class B 1,000,000 shared
    authorized $1.00 par value, no shares issued and
    outstanding
Stock options exercisable, convertible preferred stock -
   Class B 1,000,000 stock options issued and outstanding,
   common stock - 5,107,154 and 5,607,154 options
   issued and outstanding respectively                        1,246,483     1,275,233
Common stock - 250,000,000 shares authorized,
  no par value, 36,746,568 and 32,133,234
  issued and outstanding, respectively                       17,928,069    17,412,119
Convertible preferred stock - Class B 1,000,000 shares
    authorized, $1.00 par value,                                100,000       100,000
Beneficial conversion option                                    155,027       155,027

Accumulated gain (deficit) during development stage         (21,646,168)  (20,571,431)

Total shareholders' equity (deficit)                         (2,016,569)   (1,489,032)

Total liabilities and shareholders' equity                       62,482       126,872

	See accompanying notes to condensed consolidated financial statements.

CONECTISYS CORPORATION AND SUBSUDIARIES (A Development Stage Company) CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
For the Three Months and Six Months Ended March 31, 2002 and 2001
And the Cumulative Period
From December 31, 1990 (Inception) Through March 31, 2002

                                                                                                Dec. 1, 1990
                                     3 Months     3 Months    6 Months        6 Months          (Inception)
                                     Ended        Ended       Ended           Ended             Through
                                     Mar. 31      Mar. 31     Mar. 31         Mar. 31           Mar. 31
                                     2002         2001        2002            2001              2002
                                    Unaudited    Unaudited    Unaudited       Unaudited        Unaudited
Revenues                                0            0                0                0          517,460

Cost of goods sold                      0            0                0                0          567,721

Gross profit                            0            0                0                0          (50,261)

General and administrative         289,048       329,323      1,018,124          694,982       16,378,597
Bad debt write-offs                      0             0              0                0        1,680,522

Loss from operations              (289,048)     (329,323)    (1,018,124)        (694,982)     (18,109,380)

Non-operating income (expense)           0             0              0                0       (1,097,368)

Interest Expense                   (29,959)       (7,710)       (56,613)         (15,420)      (1,361,678)

Net loss                          (319,007)     (337,033)    (1,074,737)        (710,402)     (20,568,426)

Weighted average shares
outstanding                     35,701,769     25,241,707    35,003,564       25,154,170

Net loss per share                   (0.01)         (0.01)        (0.03)           (0.03)

	See accompanying notes to condensed consolidated financial statements.

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT) For the Cumulative Period From December 1, 1990 (Inception) Through March 31, 2002

                                                                                                   Deficit
                                                                                                 Accumulated
                                  Preferred Stock   Common Stock          Additional   Stock     During the
                                  Class A             No Par               Paid-in  Subscription Development
                                   Shares    Value    Shares      Value    Capital   Receivable     Stage       Total
Balance, December 1, 1990 (re-entry
  development stage)                                    10,609  1,042,140                         (1,042,140)         0

Shares issued in exchange for
  Cash, May 31, 1993                                     1,000      1,000                                         1,000
  Capital contribution, May 31, 1993                     2,000        515                                           515
  Services, March 26, 1993                               2,000        500                                           500
  Services, March 26, 1993                               1,200        600                                           600

Net loss for the year ended
  November 30, 1993                                                                                   (5,459)    (5,459)

Balance, November 30, 1993                              16,809  1,044,755                         (1,047,599)    (2,844)


Shares issued in exchange for
  Services, May 1, 1994                                  2,400      3,000                                         3,000
  Cash, September 1, 1994                               17,771     23,655                                        23,655
  Services, September 15, 1994                           8,700     11,614                                        11,614
  Cash, September 26, 1994                               3,000     15,000                                        15,000
  Cash, October 6, 1994            16,345 A  16,345                                                              16,345
  Cash, September and October, 1994                      1,320     33,000                                        33,000

Net loss for the year                                                                                (32,544)   (32,544)

Balance, November 30, 1994         16,345    16,345     50,000  1,131,024                         (1,080,143)    67,226


	See accompanying notes to condensed consolidated financial statements.


CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
For the Cumulative Period From December 1, 1990 (Inception) Through March 31, 2002


                                                                                                   Deficit
                                                                                                 Accumulated
                                  Preferred Stock   Common Stock          Additional   Stock     During the
                                  Class A             No Par               Paid-in  Subscription Development
                                   Shares    Value    Shares      Value    Capital   Receivable     Stage       Total

Share issued in exchange for
  Cash, February 13, 1995                                1,160    232,000                                       232,000
  Debt repayment, February 13, 1995                      2,040    408,000                                       408,000
  Debt repayment, February 20, 1995                      4,778    477,810                                       477,810
  Acquisition of assets, CIPI February 1995             28,750  1,950,000                                     1,950,000
  Acquisition of assets, April 5, 1995                  15,000                                                        0
  Cash and services, April and May, 1995                16,000    800,000                                       800,000
  Cash, June 1, 1995                                       500     30,000                                        30,000
  Acquisition of assets and services, September 26,      4,000    200,000                                       200,000
  Cash, September 28, 1995                                  41      3,000                                         3,000
  Acquisition of assets, September 1995                 35,000  1,750,000                                     1,750,000
  Return of assets, CIPI September 1995                (27,700)(1,950,000)                                   (1,950,000)

Net loss for the year                                                                             (2,293,867)(2,293,867)

Balance, November 30, 1995         16,345    16,345    129,569  5,031,834                         (3,374,010) 1,674,169


Shares issued in exchange for
  Cash, February, 1996                                   1,389    125,000                                       125,000
  Debt repayment, February, 1996                        10,000    639,779                                       639,779
  Services, February, 1996                               3,160    205,892                                       205,892
  Cash, March, 1996                                        179     25,000                                        25,000
  Shares returned and canceled, March, 1996            (15,000)                                                       0
  Services, April 1996                                      13      2,069                                         2,069
  Services, September, 1996         4,155 A   4,155        586     36,317                                        40,472
  Services, October, 1996                                6,540    327,000                                       327,000
  Debt repayment, November, 1996                         2,350     64,330                                        64,330

Net loss for the year                                                                             (2,238,933)(2,238,933)

Balance, November 30, 1996         20,500    20,500    138,786  6,457,221                         (5,612,943)   864,778

	See accompanying notes to condensed consolidated financial statements.

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT) For the Cumulative Period From December 1, 1990 (Inception) Through March 31, 2002

                                                                                                   Deficit
                                                                                                 Accumulated
                                  Preferred Stock   Common Stock          Additional   Stock     During the
                                  Class A             No Par               Paid-in  Subscription Development
                                   Shares    Value    Shares      Value    Capital   Receivable     Stage       Total
Shares issued in exchange for
  Services, March, 1997                                    228      6,879                                         6,879
  Debt, April, 1997                                        800     13,120                                        13,120
  Services, July, 1997                                   1,500     16,200                                        16,200
  Cash, July, 1997                                      15,000    300,000                                       300,000
  Services, August 1997                                  5,958     56,000                                        56,000
Adjustment for partial shares                              113
  Services, October, 1997                            1,469,666    587,865                                       587,865
  Debt, October, 1997                                1,540,267    620,507                                       620,507
  Note Receivable                                    1,500,000    281,250                                       281,250
  Services, November, 1997                               4,950     10,538                                        10,538

Net loss for the year                                                                             (2,739,268)(2,739,268)

Balance, November 30, 1997         20,500    20,500  4,677,268  8,349,580                         (8,352,211)    17,869


Shares issued in exchange for
  Services, December, 1997
    Through Nov. 1998                                2,551,610  2,338,264                                     2,338,264
  Cash, January, 1998
    Through November, 1998                           4,833,334  1,139,218                                     1,139,218
  Debt repayment, April, 1998
    Through November, 1998                             250,000    129,960                                       129,960
  Acquisition of assets, July, 1998                    300,000    421,478                                       421,478
  Acquisition of 20% minority
    Interest in subsidiary                              50,000     59,247                                        59,247
Services, November, 1998           60,000 A  60,000                                                              60,000

Net loss for the year                                                                             (4,928,682)(4,928,682)

Balance, November 30, 1998         80,500    80,500 12,662,212 12,437,747                        (13,280,893)  (762,646)

	See accompanying notes to condensed consolidated financial statements.


CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
For the Cumulative Period From December 1, 1990 (Inception) Through March 31, 2002


                                                                                                   Deficit
                                                                                                 Accumulated
                                  Preferred Stock   Common Stock          Additional   Stock     During the
                                  Class A             No Par               Paid-in  Subscription Development
                                   Shares    Value    Shares      Value    Capital   Receivable     Stage       Total

Shares issued in exchange for
  Returned and canceled, December, 1998             (1,350,000)  (814,536)                                     (814,536)
  Services, December, 1998
    Through September 1999                             560,029    349,454   150,000                             499,454
  Cash, December, 1998
    Through September 1999                           1,155,800    129,537                                       129,537
  Debt repayment, September, 1999  39,520 A  39,520    960,321    197,500   100,000                             337,020

Net loss for the year                                                                             (1,323,831)(1,323,831)

Balance, September 1999           120,020   120,020 13,988,362 12,299,702   250,000           0  (14,604,724)(1,935,002)


Shares issued in exchange for
  Reacquired and canceled, October, 1999               (17,500)   (12,000)                                      (12,000)
  Services, October, 1999
    Through September 2000                           2,405,469    990,949                                       990,949
  Cash, October 1999
    Through September 2000                           2,295,482    839,425               (15,450)                823,975
  Retainers, debt and accrued liabilities,
    October 1999 through September, 2000             2,799,579  1,171,638                                     1,171,638
  Issuance of stock option, March, 2000                                     214,130                             214,130
  Reduction of exercise prices on 2,600,000
    officer and employee common stock options,
    March, 2000                                                           1,113,610                           1,113,610
  Exercise of 2,056,346 common and
    20,000 preferred officer stock option,
    May, 2000                      20,000    20,000  2,056,346    897,707  (407,735)                            509,972
  Issuance of 500,000 consultant stock option
     September, 2000                                                         65,000                              65,000

Net loss for the year                                                                             (3,812,140)(3,812,140)

Balance, September 2000           140,020   140,020 23,527,738 16,187,421 1,235,005     (15,450) (18,416,864)  (869,868)

	See accompanying notes to condensed consolidated financial statements.


CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
For the Cumulative Period From December 1, 1990 (Inception) Through March 31, 2002


                                                                                                   Deficit
                                                                                                 Accumulated
                                  Preferred Stock   Common Stock          Additional   Stock     During the
                                  Class A             No Par               Paid-in  Subscription Development
                                   Shares    Value    Shares      Value    Capital   Receivable     Stage       Total

Shares issued in exchange for
  Services, October, 2000
    Through September 2001                           3,471,007    572,790                                       572,790
  Cash, October 2000
    Through September 2001                           1,045,500     78,787                                        78,787
  Retainers, debt and accrued liabilities,
    October 2000 through September, 2001             3,688,989    487,121                                       487,121
  Collection of stock subscription                                                       15,450                  15,450
  Exercise of 400,000 common stock
    options, January, 2001                             400,000     86,000   (52,000)                             34,000
  Issuance of 1,000,000 consultant stock option
     in conjunction with $300,000 principal
    value of 8% convertible debt, April, 2001                                77,228                              77,228
  Issuance of 2,000,000 consultant stock option
     September, 2001                                                        115,000                             115,000
  Beneficial conversion option pertaining to $300,000
    convertible debt and accrued interest, April, 2001
    through September 2001                                                  155,027                             155,027

Net loss for the period                                                                           (2,154,567)(2,154,567)

Balance, September 2001           140,020   140,020 32,133,234 17,412,119 1,530,260           0  (20,571,431)(1,489,032)

Shares issued in exchange for
  Retainers, debt and accrued liabilities,
   October 2001 through March 2002 60,000 A  60,000  4,113,334    422,200                                       482,200
  Exercise of 500,000 common stock
    options, March, 2002                               500,000     93,750   (28,750)                             65,000

Net loss for the year                                                                             (1,074,737)(1,074,737)

Balance, March 2002               200,020   200,020 36,746,568 17,928,069 1,501,510           0  (21,646,168)(2,016,569)

	See accompanying notes to condensed consolidated financial statements.

CONECTISYS CORPORATION AND SUBSUDIARIES (A Development Stage Company) CONDENSED CONSOLIDATED STATEMENT OF CASHFLOW
For the Six Months Ended March 31, 2002 and 2001
And the Cumulative Period
From December 31, 1990 (Inception) Through March 31, 2002

                                                                                           Dec. 1, 1990
                                                                                            (Inception)
                                                                                              Through
                                                            Mar. 31          Mar. 31          Mar. 31
                                                             2002             2001             2002
                                                           Unaudited        Unaudited        Unaudited

Operating activities
  Net income (loss)                                          (1,074,737)        (710,402)     (20,568,426)
    Adjustments to reconcile net income (loss)
      to net cash provided by (used by)
      operating activities:
        Provision for bad debt                                                                  1,422,401
        Depreciation and amortization                            13,290           19,980        3,220,846
        Stock issued for services                               214,700           50,781        7,421,557
        Stock issued for interest                                     0                0          535,591
        Settlements                                                   0                0          (25,000)
        Minority interest                                             0                0          (62,500)

Changes in operating assets and liabilities
  (Increase) decrease in assets
    Accounts receivable                                               0                0           (4,201)
    Interest receivable                                               0                0          (95,700)
    Deposits                                                          0                0          133,546
  Increase (decrease) in liabilities
    Bank overdraft                                                    0           10,902                0
    Accounts payable                                            (34,886)          41,266          277,111
    Accrued interest payable                                                           0                0
    Accrued compensation                                        270,865          231,366        1,910,428
    Due to officers                                                               61,833          736,085
    Other current liabilities                                    16,981           62,365          412,746

Net cash used in operating activities                          (593,787)        (231,909)      (4,685,516)


	See accompanying notes to condensed consolidated financial statements.


CONECTISYS CORPORATION AND SUBSUDIARIES (A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENT OF CASHFLOW
For the Six Months Ended March 31, 2002 and 2001
And the Cumulative Period
From December 31, 1990 (Inception) Through March 31, 2002

                                                                                           Dec. 1, 1990
                                                                                            (Inception)
                                                                                              Through
                                                            Mar. 31          Mar. 31          Mar. 31
                                                             2002             2001             2002
                                                           Unaudited        Unaudited        Unaudited


Investing activities
  Collection of notes receivable                                      0                0                0
  Increase in notes receivable                                        0                0       (1,322,500)
  Cost of license & technology                                        0                0          (94,057)
  Purchase of equipment                                               0                0         (191,843)
Net Cash used in Investing Activity                                   0                0       (1,608,400)
Financing activities
  Common stock issued for cash                                        0           94,221        3,032,172
  Stock warrants                                                      0                0           77,228
  Preferred stock issued for cash                                     0                0           16,345
  Proceeds from stock purchase                                        0                0          281,250
  Debt issuance cost                                                  0                0          (32,775)
  Proceeds from debts
    Related party                                                                      0          206,544
    Other                                                       732,110          119,000        2,971,200
    Payments on debt
    Related party                                               (52,623)               0         (105,795)
    Other                                                       (88,000)         (15,000)        (184,407)
  Decrease in subscription receivable                                 0                0           35,450
  Contributed capital                                                                  0              515

Net cash from financing activities                              591,487          198,221        6,297,727

Net increase (decrease) in cash                                  (2,300)         (33,688)           3,811

Cash beginning of period                                          6,111           33,688                0

Cash end of period                                                3,811                0            3,811

	See accompanying notes to condensed consolidated financial statements.


CONECTISYS CORPORATION AND SUBSUDIARIES (A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENT OF CASHFLOW
For the Six Months Ended March 31, 2002 and 2001
And the Cumulative Period
From December 31, 1990 (Inception) Through March 31, 2002

                                                                                           Dec. 1, 1990
                                                                                            (Inception)
                                                                                              Through
                                                            Mar. 31          Mar. 31          Mar. 31
                                                             2002             2001             2002
                                                           Unaudited        Unaudited        Unaudited


Cash paid during the year for
  Interest                                                            0                0          209,801
  Taxes                                                               0                0            4,050

Non-cash activities
  Common stock issued for
    Purchase of stock                                                 0                0          281,250
    Prepaids                                                          0                0          182,346
    PP&E                                                              0                0          130,931
    Deposit                                                           0                0                0
    License & technology                                              0                0        2,191,478
    Minority interest                                                 0                0           59,247
    Repayment of debt                                           301,250                0        4,126,430
    Service & interest                                          214,700                0        5,163,892
  Preferred Stock issued for
    Services                                                          0                0           60,000
    Repayment of debt                                            60,000          159,107          119,250

	See accompanying notes to condensed consolidated financial statements.

CONECTISYS CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2002

NOTE 1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Organization and Activity

Conectisys Corporation (formerly Coastal Financial Corp.)(the "Company") was incorporated under the laws of Colorado on February 3, 1986, to analyze and invest in business opportunities as they may occur. The Company is a development-stage entity developing automatic meter reading technologies and products for remote reading of electronic energy meters located in residential structures.

Basis of Presentation and Going Concern Uncertainty

The condensed consolidated financial statements included herein have been prepared by Conectisys Corporation, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. Conectisys Corporation believes that the disclosures are adequate to make the information presented not misleading when read in conjunction with its financial statements for the year ended September 30, 2001. The financial information presented reflects all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The results of operations for the six months ended March 31, 2002 are not necessarily indicative of the results to be expected for the full year ending September 30, 2002, or any other period.

The accounting policies followed by Conectisys Corporation and other information are contained in the notes to the Conectisys Corporation financial statements filed as part of the Conectisys Corporation annual report on Form 10-KSB for the fiscal year ended September 30, 2001. This quarterly report should be read in conjunction with such annual report.

CONECTISYS CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2002

The accompanying consolidated financial statements include the accounts and transactions of Conectisys Corporation, its wholly-owned subsidiaries TechniLink, Inc., United Telemetry Company and eEnergyServices.com, Inc., and its 80% owned subsidiary PrimeLink, Inc. All material intercompany transactions and balances have been eliminated in the accompanying consolidated financial statements. Certain prior period balances in the accompanying consolidated financial statements have been reclassified to conform to the current year's presentation.

The Company returned to the development stage in accordance with SFAS No. 7 on December 1, 1990 and during the fiscal year ended November 30, 1995.
The Company has completed two mergers and is in the process of developing its technology and product lines.

As of March 31, 2002, the Company had a deficiency in working capital of approximately $2,075,000, and has incurred continual net losses since its return to the development stage in the approximate amounts of $2.2 million in 1996, $2.7 million in 1997, $4.9 million in 1998, $1.3 million in 1999
(ten months), $3.6 million in 2000, $2.2 million in 2001, and $1.1 million for the six months ended March 31, 2002, which raises substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of the recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

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

CONECTISYS CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2002

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

Since the fair value is estimated at March 31, 2002, the amounts that will actually be realized or paid at settlement of the instruments could be significantly different. The carrying amount of cash and cash equivalents is assumed to be the fair value because of the liquidity of these instruments. Accounts payable, accrued compensation, due to officer, other current liabilities, and notes payable approximate fair value because of the short maturity of these instruments.

Long-term debt is recorded at face value because the principal amount is convertible into common stock.

Fiscal Year

Effective December 1, 1998, the Company changed its fiscal year-end from November 30 to September 30.

Research and Development Costs

The Company has been engaged in research and development of its H-Net(TM) automated meter-reading technologies and products since August 1995, and has recently begun deployment of a pilot project. The Company's business activities did not generate any revenue during the past fiscal year. Although still a development stage company, the Company plans to commence large-scale cost reduction runs for the production and subsequent sale of its H-Net(TM) automated meter reading system in 2002.

CONECTISYS CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2002

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and on deposit and highly-liquid debt instruments with original maturities of three months or less. All funds on deposit are with one financial institution.

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed on property and equipment using the straight-line method over the expected useful lives of the assets, which are generally five years for vehicles and office equipment and seven years for furniture and fixtures.

Licensing Agreements

The costs of acquiring license rights are capitalized and amortized over the shorter of the estimated useful life of the license or the term of the license agreement. The licenses are being amortized over a period of five years. During the year ended November 30, 1998, the Company acquired additional license rights having a value of $421,478 from TechniLink. Although it remains viable, the Company currently lacks the resources to develop and market technologies and products utilizing those license rights.

Accordingly, during the ten month period ended September 30, 1999, the Company accelerated amortization on this asset by writing it down to its net realizable value of $40,000, incurring a charge of $283,133. The balance was fully amortized at September 30, 2000.

Technology

Deferred technology costs include capitalized product development and product improvement costs incurred after achieving technological feasibility and are amortized over a period of five years. For the three month period ended March 31, 2002, no deferred technology costs were recognized.

CONECTISYS CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2002

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

CONECTISYS CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2002

Stock Issued for Non-cash Consideration

Shares of the Company's no par value common stock issued in exchange for goods or services are valued at the cost of the goods or services received or at the market value of the shares issued, depending on the ability to estimate the value of the goods or services received.

Income Taxes

The Company files consolidated income tax returns. The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 109, which requires the Company to recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's consolidated financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and tax basis of assets using the enacted rates in effect in the years in which the differences are expected to reverse. The Company has recognized a valuation allowance covering 100% of the net deferred tax assets (primarily tax benefits from net operating loss carryforwards), because it is more likely than not that the tax benefits attributable to the deferred tax assets will not be realized in the future.

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

CONECTISYS CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2002

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

CONECTISYS CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2002

New Accounting Pronouncements

The Financial Accounting Standards Board has established the following new pronouncements, none of which have (will) materially affect the Company:
SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities (effective for years beginning after June 15, 2000)," SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise - an amendment of SFAS No. 65 (effective for fiscal quarters beginning after December 15, 1998)," SFAS No. 135, "Rescission of SFAS No. 75 and Technical Corrections (effective for fiscal years ending after December 15, 1999)," SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS No. 133 - an amendment of SFAS No. 133 (effective June 1999)," SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of SFAS No. 133 (effective for fiscal years beginning after June 15, 2000)," SFAS No. 139, "Rescission of SFAS No. 53 and amendments to SFAS No. 63, 89, and 121 (effective for fiscal years beginning after December 15, 2000)," SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a replacement of SFAS No. 125 (effective for certain disclosures for fiscal years ending after December 15, 2000)," SFAS No. 141, "Business Combinations," which eliminates the pooling-of-interests method for business combinations initiated after June 30, 2001, SFAS No. 142, "Goodwill and Other Intangible Assets" (effective for fiscal years beginning after March 15, 2001), which enhances disclosure for these assets subsequent to their acquisition, SFAS No. 143, "Accounting for Asset Retirement Obligations," which is effective for financial statements issued for fiscal years beginning after June 15, 2002, and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years), which supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" and provides guidance for estimating the recoverability of the carrying amount of these assets through a probability-weighted cash flow approach.

CONECTISYS CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2002

NOTE 2.	RELATED PARTY TRANSACTIONS

At September 30, 2000, Robert Spigno, the Company's Chief executive officer and a member of the Company's board of directors, had made cumulative cash advances to ConectiSys of $75,000. On October 1, 2000, these advances were memorialized in a revolving promissory note, executed by ConectiSys in favor of Mr. Spigno, due on demand, at an annual interest rate of 18%. During the year ended September 30, 2001, additional cash advances were made by Mr. Spigno under this note in the amount of $20,000 and the Company repaid an aggregate of $50,000 to Mr. Spigno on this note. As of September 30, 2001, total accrued and unpaid interest was $11,880, resulting in a $56,880 balance under the note. On September 30, 2001, the Company executed a new promissory note due September 1, 2002 initially in that amount. For the year ended September 30, 2000, the Company incurred interest expenses in the amount of $21,766, including $10,583 associated with the assumption by Mr. Spigno of a promissory note due S.W. Carver Corporation, which was repaid in May 2000. The amounts due Mr. Spigno under these arrangements as of March 31, 2002 totaled $99,992.

At September 30, 2000, Patricia Spigno, the Company's Chief Financial Officer and Secretary, had made cumulative cash advances to ConectiSys of $61,945, under a revolving promissory note effective October 1, 2000, executed by ConectiSys in favor of Ms. Spigno, due on demand, at an annual interest rate of 18%. During the year ended September 30, 2001, the Company repaid an aggregate of $40,681 to Ms. Spigno on this note. As of September 30, 2001, total accrued and unpaid interest was $4,610, resulting in a $25,874 balance under the note. On September 30, 2001, the Company executed a new promissory note due September 1, 2002 initially in that amount. Ms. Spigno also borrowed on a personal credit card for the Company's benefit in the amount of $18,455, bringing the Company's total obligation due Ms. Spigno at September 30, 2001 to $44,329. As of March 31, 2002, all amounts due Ms. Spigno under these arrangements had been paid.

In October 2001, an officer and director was granted a fully-vested option to purchase up to 310,000 shares of Class A Preferred Stock at an exercise price of $1.00 per share, which was the estimated value on that date. In December 2001, that officer and director exercised a portion of that option, purchasing 60,000 shares of Class A Preferred Stock for $1.00 per share, which was the estimated value on that date.

CONECTISYS CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2002

NOTE 3.	PREPAID EXPENSES AND DEPOSITS

During the year ended September 30, 2000, the Company issued 462,487 shares of its common stock as retainers for consulting services ($128,611) and accounting fees ($4,935). In addition, the Company recorded the unearned portion of an engineering contract ($25,000) as a prepaid asset, bringing the total prepaid expense balance at September 30, 2000 to $158,546. All these prepaid assets were expensed during the year ended September 30, 2001. Another 386,584 shares of common stock (valued at $43,800) were issued to a consultant as a retainer at September 30, 2001, for cash payments that were subsequently made by the consultant to other vendors in October 2001. An attorney was paid a retainer in September 2001 for services not yet rendered, bringing the total prepaid expense balance at September 30, 2001 to $48,800. The balance of $48,800 was expensed during the six month period ended March 31, 2002.

NOTE 4.	PROPERTY AND EQUIPMENT

Property and equipment at March 31, 2002 consisted of the following:

Office equipment                             $   273,054
Furniture and fixtures                            16,609
Vehicles                                          35,362
                                             -----------
Total cost                                       325,025
Accumulated depreciation                        (266,354)
                                             -----------
Net book value                               $    58,671
                                             ===========

CONECTISYS CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2002

NOTE 5.	NOTES PAYABLE

Notes payable at March 31, 2002 consisted of the following:

      Note payable to Devon Investment Advisors,
      unsecured, due on demand, interest payable
      at an annual rate of 10%                                $241,824
     Note payable to Black Dog Ranch LLC,
      unsecured, due on demand, including
      interest at an annual rate of 18%,
      expiring September 1, 2002                               153,356
     Note payable to Mercator Momentum Fund,
      Secured, short term note with an annual
      interest rate of 18% due on May 15, 2002                 340,000
     Note payable to Laurus Master Fund, Ltd.,
      secured by 4,773,208 shares of common
      stock beneficially owned by officers, with
      terms as described in more detail below                  200,000
     Accrued interest on note payable to Laurus
      Master Fund, Ltd., secured by 4,773,208
      shares of common stock beneficially owned by
      officers, convertible into approximately
      386,567 shares of common stock at the price
      of $0.06 at March 31, 2002                      23,194   223,194
	                                             -------- --------
	Total notes payable                                    958,374
	Current portion                                       (958,374)
                                                              --------
	Long-term portion                                     $      -
                                                              =========

CONECTISYS CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2002

NOTE 5.	NOTES PAYABLE (continued)

On April 12, 2001, the Company received $300,000 in proceeds from Laurus Master Fund, Ltd. ("Laurus") and issued a $300,000 principal value 8% convertible note due on October 12, 2001, along with 1,000,000 common stock warrants, exercisable at $0.192 per share over a four-year period. $77,228 of the proceeds was allocated to the cost of the warrants, with the remaining $222,772 allocated to the cost of the debt instrument, based on the relative fair market values of the note and the warrants at the date of issuance (in accordance with Accounting Principles Board Opinion No. 14).
A convertible note discount of $77,228 was also recognized, which was effectively fully amortized at March 31, 2002 as interest expense.

The note is convertible (at the option of the holder) into common stock at the lesser of 80% of the average of the 3-lowest closing bid prices during the 30 trading days prior to the closing date (April 12, 2001) or 80% of the average of the 3-lowest closing bid prices during the 30 trading days prior to the conversion date (assumed to be March 31, 2002). At April 12, 2001, the note was convertible into approximately 2,181,500 common shares at an exercise price of approximately $0.1021 per share, and at March 31, 2002, the note was convertible into approximately 3,717,900 common shares at an exercise price of approximately $0.06 per share. In either instance, the fair value of the debt instrument (due to the 80% pricing advantage) was $375,000 (a 25% premium on the principal value), resulting in a further convertible debt discount of $152,228, representing the difference between the note's fair value of $375,000 and the allocated proceeds at issuance of $222,772. This discount was fully amortized at March 31, 2002.

A corresponding $152,228 credit was made to additional paid-in capital for the conversion benefit option, i.e., the intrinsic value of the matured debt instrument. Interest accrued at 8% on the $300,000 note principal through March 31, 2002 was $23,194; for presentation purposes, this interest was added to the principal value of the note at the year-end balance sheet date. The holder can also convert the accrued interest into common stock at a 25% premium ($2,799), bringing the total conversion benefit option to $155,027. Total amortization of interest on the discounted convertible note during the year ended September 30, 2001 (including $32,775 in debt issuance costs associated with the transaction) amounted to $265,030.

CONECTISYS CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2002

NOTE 5.	NOTES PAYABLE (continued)

On February 15, 2002, and as amended on April 2, 2002, the Company agreed to settlement terms with Laurus regarding the Company's obligations under its promissory note issued in favor of Laurus. Under the terms of this settlement arrangement, the Company paid to Laurus $100,000 in cash on February 19, 2002 and $50,000 in cash on April 5, 2002. The Company also agreed with Laurus that the Company's obligations under a registration rights agreement would terminate, and that the Company would make payments in an aggregate of $75,000 by August 15, 2002. Further, the Company agreed with Laurus that the principal balance of the 8% Convertible Promissory Note would be reduced to $250,000, the interest rate would be increased to 14%, and that the $75,000 to be received by August 15, 2002 would further reduce the principal balance of this note. The Company also agreed with Laurus that under the note, the Company would make minimum monthly payments commencing September 1, 2002 of $14,583 plus accrued and unpaid interest until all amounts owed under the note have been repaid in full. Laurus also agreed to a modification of their agreements with the Company that limits the amount of the Company's common stock that Laurus may own at any time to 4.99%. In connection with the Company's arrangement with Laurus regarding the repayment of its note, Laurus agreed that 500,000 warrants of the 1,000,000 warrants originally issued in connection with the 8% Convertible Note, would be cancelled. Laurus further agreed that upon receipt of payments in the aggregate amount of $225,000, it would return all shares of common stock of the Company held as security with the exception of 2,335,885 shares which would remain outstanding as security for the full satisfaction of the Company's obligations to Laurus. Finally, the Company agreed to re-price 250,000 warrants held by Laurus from an exercise price of $0.192 per share to an exercise price of $0.10 per share and also agreed to re-price another 250,000 warrants held by Laurus from an exercise price of $0.192 per share to an exercise price of $0.15 per share.

CONECTISYS CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2002

NOTE 6.	SECURED CONVERTIBLE DEBENTURES

In order to provide working capital and financing for the Company's continued research and development efforts as of March 29, 2002, the Company entered into a securities purchase agreement and related agreements with four accredited investors (the "Purchasers") for the purchase of up to $750,000 of the Company's 12% Convertible Debentures due one year from their date of issuance. The Company granted the holders of the debentures a continuing security interest in all of the Company's assets to secure the Company's obligations under the debentures and related agreements. The debentures bear interest at a rate of 12% per annum, payable quarterly in common stock or cash at the option of the Purchasers. Initially, $300,000 of the Company's 12% Convertible Debentures were issued as of March 29, 2002. The net proceeds of the offering, after payment of some related expenses, were $225,000. Because the proceeds from the sale of these debentures were received after March 31, 2002, for accounting purposes, the debentures are considered issued after the end of the period ended March 31, 2002.

The debentures initially are convertible into shares of common stock at the lesser of $0.06 per share and 50% of the average of the lowest three intraday trading prices of a share of common stock during the days immediately preceding conversion.

Upon the issuance of the March 2002 debentures, the Purchasers received five-year term warrants to purchase five shares of the Company's common stock for each $1.00 invested. The initial exercise price of the warrants was equal to the lesser of $0.045 and the average of the lowest three intraday trading prices of a share of common stock during the 20 trading days immediately preceding exercise.

CONECTISYS CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2002

NOTE 6.	SECURED CONVERTIBLE DEBENTURES (continued)

Pursuant to the rules and regulations of the SEC regarding beneficial conversion features, the Company expensed as financing costs any excess of the fair market value of the common stock at the debenture issuance date over the fixed conversion price, which amounted to $0 for the six months ended March 31, 2002. There was no amortization period for these financing costs since the debentures were convertible immediately upon issuance.

The Company's convertible debentures and related warrants contain anti-dilution provisions whereby, if the Company issues common stock or securities convertible into or exercisable for common stock at a price less than the conversion or exercise prices of the debentures or warrants, the conversion and exercise prices of the debentures or shall be adjusted as stipulated in the agreements governing such debentures and warrants.

During the six months ended March 31, 2002, the Company issued no shares of common stock in connection with regular interest payments and upon conversion of an aggregate of $0 of principal plus related interest on the Company's convertible debentures.

As of March 31, 2002, the Company was indebted for an aggregate of $0 on these convertible debentures because the proceeds from these debentures were received after March 31, 2002, and therefore, for accounting purposes, the debentures are considered issued after the end of the period ended March 31, 2002. To the extent debentures issued by the Company are converted into shares of common stock, the Company will not be obligated to repay the converted amounts.

NOTE 7.	SHAREHOLDERS' EQUITY (DEFICIT) AND STOCK ISSUANCES

The Company's authorized capital stock consists of 250,000,000 shares of common stock, no par value per share, and 50,000,000 shares of preferred stock, $1.00 par value per share. Of the 50,000,000 authorized shares of preferred stock, 1,000,000 shares have been designated as Class A Preferred Stock and 1,000,000 shares have been designated as Class B Preferred Stock, and the remaining 48,000,000 shares are undesignated. As of March 31, 2002, there were 36,746,568 shares of the Company's common stock outstanding held by approximately 3,500 holders of record and 200,020 shares of the Company's Class A Preferred Stock outstanding held by one holder of record and no shares of Class B Preferred Stock outstanding.

CONECTISYS CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2002

NOTE 7.	SHAREHOLDERS' EQUITY (DEFICIT) AND STOCK ISSUANCES (continued)

Each share of Class A Preferred Stock is entitled to 100 votes per share on all matters presented to the Company's shareholders for action. The Class A Preferred Stock does not have any liquidation preference, additional voting rights, conversion rights, anti-dilution rights or any other preferential rights.

Each share of Class B Preferred Stock is convertible into 10 shares of the Company's common stock. The Class B Preferred Stock does not have any liquidation preference, voting rights, other conversion rights, anti-dilution rights or any other preferential rights.

In January 2002, the Company issued an aggregate of 450,000 shares of common stock valued at $51,000 to two consultants for services rendered.

In February 2002, the Company issued 2,613,334 shares of common stock to five note holders in exchange for the cancellation of $209,000 of debt.

In March 2002, the Company issued 50,000 shares of common stock valued at $2,000 to a consultant as compensation for services rendered.

NOTE 8.	INCOME TAXES

Deferred income taxes consisted of the following:

      Deferred tax asset, benefit
      of net operating loss carryforward          $ 6,400,000
      Valuation allowance                          (6,400,000)
                                                  -----------
	Net deferred taxes                        $       -
                                                  ===========

The valuation allowance offsets the net deferred tax asset, since it is more likely than not that it would not be recovered.

CONECTISYS CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2002

NOTE 8.	INCOME TAXES (continued)

The Company has approximately $16,100,000 in federal and $16,100,000 in California net operating loss carryforwards. The federal net operating loss carryforwards expire as follows: $2,700,000 in the year 2012, $5,300,000 in 2018, $1,200,000 in 2019, $3,500,000 in 2020, $2,400,000 in 2021 and
$1,000,000 in the year 2022. The California net operating loss carryforwards expire as follows: $2,700,000 in the year 2002, $5,300,000 in 2003, $1,200,000 in 2004, $3,500,000 in 2005, $2,400,000 in 2006 and
$1,000,000 in 2007.

NOTE 9.	COMMITMENTS AND CONTINGENCIES

Litigation

The Company, during its normal course of business, may be subject from time to time to disputes and to legal proceedings against it. Both counsel and management do not expect that the ultimate outcome of any current claims will have a material adverse effect on the Company's financial statements.

NOTE 10.	FORM S-8 FILINGS

In September 2001, the Company filed a registration statement on Form S-8 covering its amended Non-Qualified Stock Option and Stock Bonus Plan for independent consultants to the Company which authorizes the issuance of an additional 3,000,000 shares of common stock. 1,000,000 of these shares valued at $113,300 were issued to a consultant as a retainer in September 2001. Another 1,500,000 shares valued at $226,200 were issued to consultants during the three months ended December 31, 2002. During the three months ended March 31, 2002, 450,000 shares valued at $51,000 were issued to consultants for services leaving an unissued balance of 50,000 shares under the Company's amended Non-Qualified Stock Option and Stock Bonus Plan.

CONECTISYS CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2002

Note 11.	SUBSEQUENT EVENTS

In April 2002, as of March 29, 2002 the Company issued an aggregate of $300,000 of 12% convertible debentures in a private offering to four accredited investors. Three of the investors, if certain conversion limitations are disregarded, are beneficial owners of 5% or more of the Company's outstanding shares of common stock. The debentures initially were convertible into shares of common stock at the lesser of $0.06 per share and 50% of the average of the lowest three intraday trading prices of a share of common stock during the 20 trading days immediately preceding conversion. The debentures were accompanied by warrants to purchase up to an aggregate of 1,500,000 shares of common stock at a per share exercise price equal to the lesser of $0.045 and the average of the lowest three intraday trading prices during the 20 trading days immediately preceding an exercise.

In April 2002, the Company issued 100,000 shares of common stock valued at $5,000 to a consultant as compensation for consulting services rendered.

In April 2002, the Company issued 630,000 shares of common stock valued at $63,000 to a consultant as compensation for consulting services rendered.

On February 15, 2002, and as amended on April 2, 2002, the Company agreed to settlement terms with Laurus Master Fund, Ltd. regarding the Company's obligations under its promissory note issued in favor of Laurus, which settlement is described in more detail in Note 5, above.

In May 2002, the Company issued $150,000 of 12% convertible debentures in a private offering to four accredited investors. Three of the investors, if certain conversion limitations are disregarded, are beneficial owners of 5% or more of the Company's outstanding shares of common stock. The debentures initially were convertible into shares of common stock at the lesser of $0.06 per share and 50% of the average of the lowest three intraday trading prices of a share of common stock during the 20 trading days immediately preceding conversion. The debentures were accompanied by warrants to purchase up to an aggregate of 750,000 shares of common stock at a per share exercise price equal to the lesser of $0.045 and the average of the lowest three intraday trading prices during the 20 trading days immediately preceding an exercise.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The following discussion and analysis should be read in conjunction with our consolidated financial statements and notes to financial statements included elsewhere in this document. Except for historical information, the following discussion contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions and our current beliefs regarding revenues we might earn if we are successful in implementing our business strategies. See "Special Note Regarding Forward-Looking Statements" for further information regarding forward-looking statements. Our actual results may differ materially from the results discussed in the forward- looking statements as a result of a number of factors, many of which are beyond our control, including those factors discussed under "Risk Factors" and other headings in this document, which could, among other things, cause the price of our common stock to fluctuate substantially.

        The information contained in this document is not a complete description of our business or the risks associated with an investment in our common stock. Before deciding to buy or maintain a position in our common stock, you should carefully review and consider the various disclosures we have made in this report, and in our other materials filed with the Securities and Exchange Commission that discuss our business in greater detail and that disclose various risks, uncertainties and other factors that may affect our business, results of operations or financial condition.

OVERVIEW

         Since 1995, we have been a development-stage company engaged in the development of a low-cost automatic meter reading, or AMR, solution. We have developed a low-cost AMR solution that includes a proprietary system employing specialized hardware and software that will allow for residential and commercial applications. Our proprietary system is called H-Net(TM), which is a trademark of ConectiSys.

         We are currently in a cost-reduction phase of the development of our H-Net(TM) system and have completed the development for commercial production of our H-Net(TM) 4.0 wireless meter reading product. We have not yet sold any H-Net(TM) systems and we do not expect any significant sales of our H-Net(TM) systems until late 2002 to early 2003. Accordingly, we have not earned any significant revenues from the sale of H-Net(TM) systems. We have no history of revenues and have incurred significant losses since the beginning of the development of our H-Net(TM) system. We have a significant accumulated deficit and negative working capital. As a result of our financial condition, our independent auditors have issued an opinion questioning our ability to continue as a going-concern.

         We are establishing pilot programs employing our H-Net(TM) system for testing purposes. We anticipate that the operators of these pilot programs will be regional utility companies and other parties such as the University of California, Irvine through its Advanced Power and Energy Program. We believe that these pilot programs will provide third-party verification, for the utility industry and government agencies, of the effectiveness of our H-Net(TM) system and our unique AMR solution.

         Our H-Net(TM) system has been developed as an AMR solution predominantly for application by utility companies and energy service providers to assist in the comprehensive, low-cost remote reading of electric energy meters in residential structures and the transmission of that data on a frequent basis to a centralized location where the data can be archived and further supplied to utility companies and energy service providers for billing purposes, energy usage tracking, energy consumption management and other uses.

         Our H-Net(TM) system is comprised of the following three principal components: H-Net(TM)-equipped meters, base stations and a network operating center. H-Net(TM)-equipped meters are designed to communicate with one another, relaying energy usage data back and forth, and ultimately communicate with a base station where energy usage data is then transmitted to a network operating center. Each base station is designed to service up to 20,000 H-Net(TM)- equipped meters and to transmit energy usage data to the network operating center in fifteen minute intervals, 24 hours per day. The network operating center is designed to collect and archive energy usage data and then distribute the data over the Internet to customers such as utility companies and energy service providers.

         We believe that our AMR solution in the form of our H-Net(TM) system is a cost-effective and useful AMR solution for meter reading applications and that its adoption will allow for a wealth of new information regarding energy usage. We plan to provide a variety of additional services to our customers including remote meter reading, complete billing solutions and remote access and control of energy meters.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

         The following discussion and analysis is based upon our financial statements, which have been prepared using accounting principles generally accepted in the United States of America. The preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of revenue and expenses, and assets and liabilities, during the periods reported. Estimates are used when accounting for certain items such as depreciation, likelihood of realization of certain assets, employee compensation programs and valuation of intangible assets. We base our estimates on historical experience and other assumptions that we believe are reasonable under the circumstances. Actual results may differ from our estimates.

         We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements. We have based our financial statements on the assumption of our operations continuing as a going concern. As a result, we continue to depreciate fixed assets and show certain debts as long-term. We have written-off the value of technology in prior periods because the realization of that value was doubtful. Our compensation of consultants and employees with our capital stock is recorded at estimated market value. The volatile nature of the price of our common stock causes wide disparities in certain valuations.

RESULTS OF OPERATIONS

     COMPARISON OF THREE MONTHS ENDED MARCH 31, 2002 AND THREE MONTHS ENDED MARCH 31, 2001

         We did not generate any revenues for the three months ended March 31, 2002 and March 31, 2001. General and administrative expenses decreased by $40,275 or 12.2% to $289,048 for the three months ended March 31, 2002 as compared to $329,323 for the same period in 2001.

         Interest expense increased by $22,249 or 288.6% to $29,959 during the three months ended March 31, 2002 as compared to $7,710 for the same period in 2001. This increase in interest expense was due to increased borrowings between the periods reported.

         Net loss for the three months ended March 31, 2002 decreased by $18,026 or 5.3% to $319,007 as compared to a net loss of $337,033 for the same period in 2001. This decreased in net loss primarily was due to a decrease in expenses as described above.

     COMPARISON OF SIX MONTHS ENDED MARCH 31, 2002 AND SIX MONTHS ENDED MARCH 31, 2001

         We did not generate any revenues for the six months ended March 31, 2002 and March 31, 2001. General and administrative expenses increased by $323,142 or 46.5% to $1,018,124 for the six months ended March 31, 2002 as compared to $694,982 for the same period in 2001. This increase in expenses primarily was due to an increase in expenses associated with the issuance of common stock for services rendered to ConectiSys.

         Interest expense increased by $41,193 or 267.1% to $56,613 during the six months ended March 31, 2002 as compared to $15,420 for the same period in 2001. This increase in interest expense was due to increased borrowings between the periods reported.

         Net loss for the six months ended March 31, 2002 increased by $364,335 or 51.3% to $1,074,737 as compared to a net loss of $710,402 for the same period in 2001. This increase in net loss primarily was due to an increase in expenses as described above.

LIQUIDITY AND CAPITAL RESOURCES

         During the three months ended March 31, 2002 we financed our operations solely through private placements of securities. Because we are a development-stage company with only one product in development, we have never generated any revenue from operations. Our consolidated financial statements as of and for the years ended September 30, 2001 and 2000 have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

         As of March 31, 2002, we had negative working capital of approximately $2,075,000 and an accumulated deficit of $21,646,168. As of that date, we had approximately $3,811 in cash and cash equivalents. We had accounts payable and accrued compensation expenses of approximately $877,916. We had other current liabilities, including amounts due to officers, notes and convertible debts of approximately $1,201,135, including those issued prior to the beginning of fiscal year 2001. To the extent convertible debentures or promissory notes that we have issued are converted into shares of common stock, we will not be obligated to repay the converted amounts.

         Cash used in our operating activities totaled $593,787 for the six months ended March 31, 2002 as compared to $213,221 for the six months ended March 31, 2001. No cash was provided by our investing activities for the six months ended March 31, 2002 and March 31, 2001.

         Cash provided by our financing activities totaled $732,110 for the three months ended March 31, 2002 as compared to $231,909 for the three months ended March 31, 2001. We raised all of the cash provided by financing activities during the three months ended March 31, 2002 from the issuance of convertible debentures and/or promissory notes.

         In April 2001, we issued an 8% Convertible Note to Laurus Master Fund, Ltd., or Laurus, in the principal amount of $300,000. We have been unable to repay the amounts owed under this note and we have failed to satisfy our obligation to register for resale the shares of common stock underlying this note. On February 15, 2002, and as amended on April 2, 2002, we agreed to settlement terms with Laurus regarding our obligations under this note. Under the terms of this settlement arrangement, we paid to Laurus $100,000 in cash on February 19, 2002 and $50,000 in cash on April 5, 2002. We also agreed with Laurus that our obligations under a registration rights agreement would terminate, and that we would make payments in an aggregate of $75,000 by August 15, 2002. Further, we agreed with Laurus that the principal balance of the 8% Convertible Promissory Note would be reduced to $250,000, the interest rate would be increased to 14%, and that the $75,000 to be received by August 15, 2002 would further reduce the principal balance of this note. We also agreed with Laurus that under the note, we would make minimum monthly payments commencing September 1, 2002 of $14,583 plus accrued and unpaid interest until all amounts owed under the note have been repaid in full. Laurus also agreed to a modification of their agreements with us that limits the amount of our common stock that they may own at any time to 4.99%. In connection with our arrangement with Laurus regarding the repayment of its note, Laurus agreed that 500,000 warrants of the 1,000,000 warrants originally issued in connection with the 8% Convertible Note, would be cancelled. Laurus further agreed that upon receipt of payments in the aggregate amount of $225,000, it would return all shares of common stock of ConectiSys held as security with the exception of 2,335,885 shares which would remain outstanding as security for the full satisfaction of our obligations to Laurus. Finally, we agreed to re-price 250,000 warrants held by Laurus from an exercise price of $0.192 per share to an exercise price of $0.10 per share and also agreed to re- price another 250,000 warrants held by Laurus from an exercise price of $0.192 per share to an exercise price of $0.15 per share. As of March 31, 2002, $223,194 of principal and accrued and unpaid interest under this note remained outstanding.

         In February 2002, we borrowed $340,000 from the Mercator Momentum Fund in order to make the initial $100,000 payment under our settlement arrangement with Laurus and to fund continuing development of our H-NetTM system. This loan from the Mercator Momentum Fund is a short-term loan due May 15, 2002 and accrues interest an annual rate of 18%. As of May 14, 2002, the full amount of this loan remained outstanding.

         In March 2002, we issued $300,000 of our secured convertible debentures to four accredited investors in the first stage of a three-stage offering. The secured convertible debentures are due March 29, 2003 and provide for interest at the rate of 12% per annum. The secured convertible debentures were accompanied by warrants to purchase up to an aggregate of 1,500,000 shares of common stock. The net proceeds of that offering, after payment of related expenses, were approximately $225,000. The investors are obligated to purchase an additional $300,000 of our secured convertible debentures and warrants to purchase up to 1,500,000 shares of common stock within 5 days after the effective date of the registration statement covering the shares of common stock underlying those debentures. As of May 14, 2002, the full amount of the debentures issued in March 2002 remained outstanding.

         In May 2002, we issued $150,000 of our secured convertible debentures to four accredited investors in the second stage of a three-stage offering. The secured convertible debentures are due May 10, 2003 and provide for interest at the rate of 12% per annum. The secured convertible debentures were accompanied by warrants to purchase up to an aggregate of 750,000 shares of common stock. The net proceeds of that offering, after payment of related expenses, were approximately $140,000. As of May 14, 2002, the full amount of the debentures issued in May 2002 remained outstanding.

         As of May 14, 2002 we had two additional notes due September 1, 2002 payable in the aggregate amount of $351,492, of which one note in the amount of $101,492 was held by Robert Spigno, our Chairman of the Board and Chief Executive Officer. These notes bear interest at an annual rate of 18%.

          Our continued operations are dependent on securing additional sources of liquidity through debt and/or equity financing.

         As indicated above, our consolidated financial statements as of and for the years ended September 30, 2001 and 2000 have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As discussed elsewhere in this document and in Note 1 to our consolidated financial statements for the years ended September 30, 2001 and 2000, we have suffered recurring losses from operations and at September 30, 2001 had net capital and working capital deficiencies. These factors, among others, raised substantial doubt about our ability to continue as a going concern and led our independent certified public accountants to modify their unqualified opinion to include an explanatory paragraph related to our ability to continue as a going concern. The consolidated financial statements included in this document do not include any adjustments that might result from the outcome of this uncertainty.

         We have been, and currently are, working toward identifying and obtaining new sources of financing. Deteriorating global economic conditions and the effects of ongoing military actions against terrorists may cause prolonged declines in investor confidence in and accessibility to capital markets. Further, our current secured convertible debenture financing documents contain notice and right of first refusal provisions and the grant of a security interest in substantially all of our assets in favor of the convertible debenture investors, all of which provisions will restrict our ability to obtain debt and/or equity financing.

         Any future financing that we may obtain may cause significant dilution to existing stockholders. Any debt financing or other financing of securities senior to common stock that we are able to obtain will likely include financial and other covenants that will restrict our flexibility. At a minimum, we expect these covenants to include restrictions on our ability to pay dividends on our common stock. Any failure to comply with these covenants would have a material adverse effect on our business, prospects, financial condition, results of operations and cash flows.

         If adequate funds are not available, we may be required to delay, scale back or eliminate portions of our operations and product and service development efforts or to obtain funds through arrangements with strategic partners or others that may require us to relinquish rights to certain of our technologies or potential products or other assets. Accordingly, the inability to obtain such financing could result in a significant loss of ownership and/or control of our proprietary technology and other important assets and could also adversely affect our ability to fund our continued operations and our product and service development efforts that historically have contributed significantly to our competitiveness.

         We are completing research and development of our H-Net(TM)system with the goal of deployment of the H-Net(TM)system in late 2002 or early 2003. We believe that if we are successful in deploying our H-
Net(TM)system, we will begin to generate revenues from our business activities.

EFFECT OF INFLATION

         Inflation did not have any significant effect on the operations of the Company during the quarter ended March 31, 2002. Further, inflation is not expected to have any significant effect on future operations of the Company.

IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS

         Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments", requires that we disclose estimated fair values for our financial instruments. The following summary presents a description of the methodologies and assumptions used to determine such amounts. Fair value estimates are made at a specific point in time and are based on relevant market information and information about the financial instrument; they are subjective in nature and involve uncertainties, matters of judgment and, therefore, cannot be determined with precision. These estimates do not reflect any premium or discount that could result from offering for sale at one time our entire holdings of a particular instrument. Changes in assumptions could significantly affect the estimates.

         Since the fair value is estimated at March 31, 2002, the amounts that will actually be realized or paid at settlement of the instruments could be significantly different. The carrying amount of cash and cash equivalents is assumed to be the fair value because of the liquidity of these instruments. Accounts payable, accrued compensation, due to officer, other current liabilities, and notes payable approximate fair value because of the short maturity of these instruments. Long-term debt is recorded at face value because the principal amount is convertible into common stock.

RISK FACTORS

         An investment in our common stock involves a high degree of risk. In addition to the other information in this document, you should carefully consider the following risk factors before deciding to invest in shares of our common stock. If any of the following risks actually occurs, it is likely that our business, financial condition and operating results would be harmed. As a result, the trading price of our common stock could decline, and you could lose part or all of your investment.

     WE HAVE NO HISTORY OF REVENUES, HAVE INCURRED SIGNIFICANT LOSSES, EXPECT CONTINUED LOSSES AND MAY NEVER ACHIEVE PROFITABLY. IF WE CONTINUE TO INCUR LOSSES, WE MAY HAVE TO CURTAIL OUR OPERATIONS, WHICH MAY PREVENT US FROM SUCCESSFULLY DEPLOYING OUR H-NET(TM) WIRELESS METER READING SYSTEM.

         We have no history of revenues, have not been profitable and expect continued losses. Historically, we have relied upon cash from financing activities to fund all of the cash requirements of our activities and have incurred significant losses and experienced negative cash flow. As of March 31, 2002, we had an accumulated deficit of approximately $21,646,168. For our fiscal year ended September 30, 2001, we incurred a net loss of $2,154,367 and for our fiscal year ended September 30, 2000, we incurred a net loss of $3,812,140. We cannot predict when we will become profitable or if we ever will become profitable, and we may continue to incur losses for an indeterminate period of time and may never achieve or sustain profitability. An extended period of losses and negative cash flow may prevent us from successfully deploying our H-Net(TM) wireless meter reading system, or our H- Net(TM) system, and operating or expanding our business. As a result of our financial condition, our independent auditors have issued an opinion questioning our ability to continue as a going-concern.

         Our significant losses have resulted principally from costs incurred in connection with the development of our H-Net(TM) system and from costs associated with our administrative activities. We expect our operating expenses to dramatically increase as a result of our planned deployment of our H-Net(TM) system. Since we have not yet completed the development of our H- Net(TM) system, have no operating history and no sources of revenues, we cannot assure you that our business will ever become profitable or that we will ever generate sufficient revenues to meet our expenses and support our planned activities. Even if we are able to achieve profitability, we may be unable to sustain or increase our profitability on a quarterly or annual basis.

     OUR INDEPENDENT AUDITORS HAVE ISSUED A REPORT QUESTIONING OUR ABILITY TO CONTINUE AS A GOING-CONCERN. THIS REPORT MAY IMPAIR OUR ABILITY TO RAISE ADDITIONAL FINANCING AND ADVERSELY AFFECT THE PRICE OF OUR COMMON STOCK.

         The report of our independent auditors contained in our financial statements for the years ended September 30, 2001 and 2000 includes a paragraph that explains that we have incurred substantial losses and have a working capital deficit. This report raises substantial doubt about our ability to continue as a going- concern. Reports of independent auditors questioning a company's ability to continue as a going-concern are generally viewed unfavorably by analysts and investors. This report may make it difficult for us to raise additional debt or equity financing necessary to continue the development and deployment of our H- Net(TM) system. We urge potential investors to review this report before making a decision to invest in ConectiSys.

     WITHOUT SUBSTANTIAL ADDITIONAL FINANCING, WE MAY BE UNABLE TO ACHIEVE THE OBJECTIVES OF OUR CURRENT BUSINESS STRATEGY, WHICH COULD FORCE US TO DELAY, CURTAIL OR ELIMINATE OUR PRODUCT AND SERVICE DEVELOPMENT PROGRAMS.

         We require additional financing to:

         o produce cost-reduced hardware for our H-Net(TM) system capable of large-scale manufacturing;
         o promulgate and complete final beta testing of our H-Net(TM) system;
         o market and commercially deploy a large-scale pilot test program of our H-Net(TM) system; and
         o obtain and implement contracts and joint venture agreements with meter manufacturers.

         If we are unable to obtain this financing, we could be forced to delay, curtail or eliminate certain product and service development programs or entirely abandon our planned deployment of our H-Net(TM) system. In addition, our inability to obtain financing could have such a material adverse effect on our business, prospects, results of operations or financial condition, that we may be forced to restructure, file for bankruptcy, sell assets or cease operations entirely, any of which could jeopardize an investment in our common stock.

     WE NEED AND MAY BE UNABLE TO OBTAIN ADDITIONAL FINANCING ON SATISFACTORY TERMS, WHICH MAY REQUIRE US TO ACCEPT FINANCING ON BURDENSOME TERMS THAT MAY CAUSE SUBSTANTIAL DILUTION TO OUR SHAREHOLDERS AND IMPOSE ONEROUS FINANCIAL RESTRICTIONS ON OUR BUSINESS.

         We require additional financing. Deteriorating global economic conditions and the effects of ongoing military actions against terrorists may cause prolonged declines in investor confidence in and accessibility to capital markets. Future financing may not be available on a timely basis, in sufficient amounts or on terms acceptable to us. This financing may also dilute existing shareholders' equity. Any debt financing or other financing of securities senior to our common stock will likely include financial and other covenants that will restrict our flexibility. At a minimum, we expect these covenants to include restrictions on our ability to pay dividends on our common stock. Any failure to comply with these covenants would have a material adverse effect on our business, prospects, financial condition and results of operations because we could lose any then-existing sources of financing and our ability to secure new sources of financing may be impaired.

     WE ARE SUBJECT TO AN INJUNCTION IMPOSED BY A FEDERAL COURT FOR VIOLATING THE FEDERAL SECURITIES LAWS, WHICH MAY MAKE IT MORE DIFFICULT TO RAISE FINANCING.

         In 1997, the Securities and Exchange Commission filed suit in the United States District Court in the Central District of California against ConectiSys and another individual seeking permanent injunctions and civil penalties based on alleged violations of Sections 5(a), 5(c) and 17(a)(1)-
(3) of the Securities Act of 1933, Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder in connection with the sale of common stock of ConectiSys in 1996. In March 1999, we agreed with the Securities and Exchange Commission to the terms of a settlement of its litigation against us. Under the terms of that settlement, we dismissed our then-pending appeal of a judgment against us in favor of the Securities and Exchange Commission and accepted a permanent injunction against us prohibiting actions that would violate federal securities laws in connection with the offer, purchase or sale of securities. The Securities and Exchange Commission agreed to waive a requirement of the judgment under appeal that we disgorge $175,000 of proceeds from the sale of our common stock due to our inability to pay this amount. On March 9, 1999, an amended final judgment of permanent injunction and other relief memorializing these agreements was entered in connection with the execution by us of a consent to entry of injunction. An injunction of this nature is viewed unfavorably by analysts and investors and may make it more difficult for us to raise additional debt or equity financing necessary to run our business.

     OUR DEFAULT ON THE REPAYMENT OF THE CONVERTIBLE DEBENTURES HELD BY CERTAIN SECURITY HOLDERS COULD HAVE A MATERIAL AND ADVERSE EFFECT ON OUR BUSINESS, PROSPECTS, RESULTS OF OPERATIONS OR FINANCIAL CONDITION.

         Unpaid principal and accrued and unpaid interest on our convertible debentures becomes immediately due and payable one year from their date of issuance, or earlier in the event of a default. The events of default under the convertible debentures are similar to those customary for convertible debt securities, including breaches of material terms, failure to pay amounts owed, delisting of our common stock from the OTC Bulletin Board(R) or failure to comply with the conditions of listing on the OTC Bulletin Board(R). If we default on our obligations under the convertible debentures, we may be required to immediately repay the outstanding principal amounts of the debentures and any accrued and unpaid interest. The cash required to repay such amounts would likely have to be taken from our working capital. Since we rely on our working capital to sustain our day to day operations and the development of our H-Net(TM) system, a default on the convertible debentures could have a material and adverse effect on our business, prospects, results of operations or financial condition.

     WE RELY HEAVILY ON OUR MANAGEMENT, AND THE LOSS OF THEIR SERVICES COULD MATERIALLY AND ADVERSELY AFFECT OUR BUSINESS.

         Our success is highly dependent upon the continued services of key members of our management, including our Chairman of the Board and Chief Executive Officer, Robert A. Spigno, and our Chief Technology Officer, Lawrence Muirhead. The loss of Messrs. Spigno or Muirhead or one or more other key members of management could have a material adverse effect on us because each of these individuals has experience and skills upon which we draw heavily in our day-to-day operations, strategic planning or research and development activities. The development and operation of our H- Net(TM) system is largely dependent upon the skill and efforts of Mr. Muirhead. Although we have entered into employment agreements with Messrs. Spigno and Muirhead, we cannot assure the continued services of these key members of our management team. We do not maintain key-man life insurance policies on any member of management.

     WE HAVE A LIMITED OPERATING HISTORY OF FIVE YEARS AND VERY LIMITED OPERATING EXPERIENCE; THEREFORE, REGARDLESS OF THE VIABILITY OR MARKET ACCEPTANCE OF OUR H-NET(TM) SYSTEM, WE MAY BE UNABLE TO ACHIEVE PROFITABILITY OR REALIZE OUR OTHER BUSINESS GOALS.

         Our H-Net(TM) system is the result of a new venture. We have been engaged in research and development of automatic meter reading technologies since 1995, and we have only recently completed limited pilot programs for our first and only product, our H- Net(TM) automatic meter reading system. We have generated no operating revenues from our H-Net(TM) system and have not commenced any of the widespread marketing and other functions that we anticipate will be required for successful deployment of our H- Net(TM) system. Deployment of our H-Net(TM) system will involve large-scale cost-reduction manufacturing runs for the production of the components employed in our H-Net(TM) system. Our success will depend in large part on our ability to deal with the problems, expenses and delays frequently associated with bringing a new product to market. Because we have little experience in the deployment and operational aspects of automatic meter reading technologies, we may be unable to successfully deploy and operate our H-Net(TM) system even if our H-Net(TM) system proves to be a viable automatic meter reading solution and achieves market acceptance. Consequently, we may be unable to achieve profitability or realize our other business goals.

     MANY COMPANIES WITH GREATER RESOURCES AND OPERATING EXPERIENCE ARE DEVELOPING TECHNOLOGY SIMILAR TO THAT EMPLOYED IN OUR H-NET(TM) SYSTEM. THESE COMPANIES COULD SUCCESSFULLY COMPETE WITH US AND NEGATIVELY AFFECT THE DEPLOYMENT OF OUR H-NET(TM) SYSTEM AND OUR OPPORTUNITY TO ACHIEVE PROFITABILITY.

         We anticipate significant competition with our H-Net(TM) system from many companies. Our H-Net(TM) system is designed to compete with companies such as those that offer meter reading services utilizing modem and telephone line communications or drive-by data collection capabilities. Our H-Net(TM) system may compete with numerous companies, including Schlumberger Ltd., Itron, Inc., CellNet Data Systems, Hunt Technologies and Metricom Corporation, each of which has significantly more resources and operational and product development experience than we do. Some of our potential customers, namely, meter manufacturers and utility companies, may decide to develop their own products or service offerings that directly compete with our H-Net(TM) system. Although we believe that our H-Net(TM) system will be competitive in the marketplace, we cannot assure you that these or other companies with greater experience and greater resources than ConectiSys will not negatively affect our business prospects and impair our ability to achieve profitability.

     WE ARE TARGETING A NEW AND EVOLVING MARKET AND WE CANNOT BE CERTAIN THAT OUR BUSINESS STRATEGY WILL BE SUCCESSFUL.

         The automation of utility meter reading and data distribution is a relatively new and rapidly changing market. We cannot accurately predict the size of this market or its potential growth. Our system is one possible solution for AMR and data distribution. It has not been adopted as an industry standard and it may not be adopted on a broad scale. Competing systems have been and likely will continue to be selected by utilities and other potential clients. Participants in the utility industry have historically been cautious and deliberate in making decisions concerning the adoption of new technology. This process, which can take up to several years to complete, may include the formation of evaluation committees, a review of different technical options, technology trials, equipment testing and certification, performance and cost justifications, regulatory review, one or more requests for vendor quotes and proposals, budgetary approvals and other steps. Only a limited number of utilities have made a commitment to purchase our products to date. Consequently, if our H-Net(TM) system as an AMR solution is unsuccessful and we are unable to enter into AMR or data distribution contracts on terms favorable to us, our business, results of operations and financial condition could be materially and adversely affected.

         We are completing the final phase of the development of our H-Net(TM) system. The new and evolving nature of the market that we intend to target makes an accurate evaluation of our business prospects and the formulation of a viable business strategy very difficult. Accordingly, our business strategy may be faulty or even obsolete and as a result, we may not properly plan for or address many obstacles to success, including the following:

         o the timing and necessity of substantial expenditures for the development and deployment of our H-Net(TM) system;
         o the failure to strategically position ourselves in relation to joint venture or strategic partners, and potential and actual competitors;
         o the failure of our H-Net(TM) system to satisfy the needs of the market that we intend to target and the resulting lack of widespread or adequate acceptance of our H-Net(TM) system; and
         o the difficulties in managing rapid growth of operations and personnel.

     OUR FAILURE TO MANAGE GROWTH EFFECTIVELY COULD IMPAIR OUR BUSINESS.

         Although we currently are a development-stage company with no revenue-generating operations, our strategy envisions a period of rapid growth that may impose a significant burden on our administrative and operational resources. Our ability to effectively manage growth will require us to substantially expand the capabilities of our administrative and operational resources and to attract, train, manage and retain qualified engineers, technicians, salespersons and other personnel. There can be no assurance that we will be able to do so. If we are unable to successfully manage our growth, our business, prospects, results of operations and financial condition could be materially and adversely affected.

     BECAUSE WE BELIEVE THAT PROPRIETARY RIGHTS ARE MATERIAL TO OUR SUCCESS, MISAPPROPRIATION OF THOSE RIGHTS OR CLAIMS OF INFRINGEMENT OR LEGAL ACTIONS RELATED TO INTELLECTUAL PROPERTY COULD ADVERSELY IMPACT OUR FINANCIAL CONDITION.

         We currently rely on a combination of contractual rights, copyrights, trademarks and trade secrets to protect our proprietary rights. However, although our H-Net(TM) system and its constituent components could benefit from patent protection, we have chosen to retain the proprietary rights associated with our H-Net(TM) system predominantly as trade secrets. Although we currently rely to a great extent on trade secret protection for much of our technology, we cannot assure you that our means of protecting our proprietary rights will be adequate or that our competitors will not independently develop comparable or superior technologies or obtain unauthorized access to our proprietary technology.

         We own, license or have otherwise obtained the right to use certain technologies incorporated in our H-Net(TM) system. We may receive infringement claims from third parties relating to our products and technologies. In those cases, we intend to investigate the validity of the claims and, if we believe the claims have merit, to respond through licensing or other appropriate actions. To the extent claims relate to technology included in components purchased from third-party vendors for incorporation into our products, we would forward those claims to the appropriate vendor. If we or our component manufacturers are unable to license or otherwise provide any necessary technology on a cost-effective basis, we could be prohibited from marketing products containing that technology, incur substantial costs in redesigning products incorporating that technology, or incur substantial costs defending any legal action taken against us.

     WE ARE UNABLE TO PREDICT THE IMPACT THAT THE CONTINUING THREAT OF TERRORISM AND THE RESPONSES TO THAT THREAT BY MILITARY, GOVERNMENT, BUSINESS AND THE PUBLIC MAY HAVE ON OUR BUSINESS, PROSPECTS, RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

         The terrorist attacks in the United States and other countries, which attacks have brought devastation to many people and shaken consumer confidence, have disrupted commerce throughout the world. The continuing threat of terrorism in the United States and other countries and heightened security measures, as well as current and any future military action in response to such threat, may cause significant disruption to the global economy, including widespread recession. To the extent that such disruptions result in a general decrease in spending that could decrease demand for our H-Net(TM) system, in our inability to effectively market, manufacture or ship our H-Net(TM) system, or in financial or operational difficulties for various contract manufacturers, vendors and customers on which we plan to rely, our business and results of operations could be materially and adversely affected. We are unable to predict whether the continuing threat of terrorism or the responses to that threat will result in any long-term commercial disruptions or whether such terrorist activities or responses will have any long-term material and adverse effects on our business, prospects, results of operations and financial condition.

     SHARES OF OUR COMMON STOCK ELIGIBLE OR TO BECOME ELIGIBLE FOR PUBLIC SALE COULD ADVERSELY AFFECT OUR STOCK PRICE AND MAKE IT DIFFICULT FOR US TO RAISE ADDITIONAL CAPITAL THROUGH SALES OF EQUITY SECURITIES.

         As of May 14, 2002, we had outstanding 37,476,568 shares of common stock, of which all but 18,500,644 shares were unrestricted under the Securities Act of 1933. As of May 14, 2002, we also had outstanding options, warrants, promissory notes, convertible debentures and preferred stock that were exercisable for or convertible into approximately 38,631,187 shares of common stock, 15,496,028 of which are covered by registration rights. However, if we had issued, as of May 14, 2002, all of the convertible debentures that certain investors are committed to purchase upon the occurrence of certain events, we would have had outstanding options, warrants, promissory notes, convertible debentures and preferred stock that were exercisable for or convertible into approximately 48,702,615 shares of common stock, 25,567,456 of which would have been covered by registration rights. Sales of a substantial number of shares of our common stock in the public market, or the perception that sales could occur, could adversely affect the market price of our common stock. Any adverse effect on the market price of our common stock could make it difficult for us to raise additional capital through sales of equity securities at a time and at a price that we deem appropriate.

     CONVERSION OR EXERCISE OF OUR OUTSTANDING DERIVATIVE SECURITIES COULD SUBSTANTIALLY DILUTE YOUR INVESTMENT BECAUSE THE CONVERSION AND EXERCISE PRICES OF THOSE SECURITIES AND/OR THE NUMBER OF SHARES OF COMMON STOCK ISSUABLE UPON CONVERSION OR EXERCISE OF THOSE SECURITIES ARE SUBJECT TO ADJUSTMENT.

         We have issued and plan to issue in the future various notes, debentures and warrants that are convertible or exercisable at prices that are subject to adjustment due to a variety of factors, including fluctuations in the market price of our common stock and the issuance of securities at an exercise or conversion price less than the then-current exercise or conversion price of those notes, debentures or warrants. As of May 14, 2002, the closing price of a share of our common stock on the OTC Bulletin Board(R) was $0.10. On that date, our notes, debentures and warrants outstanding, and to be issued, with adjustable conversion and/or exercise prices were convertible or exercisable into 29,743,256 shares of our common stock. The number of shares of common stock that these adjustable securities ultimately may be converted into or exercised for could prove to be greater than this amount if the market price of our common stock declines. You could, therefore, experience substantial dilution of your investment as a result of the conversion or exercise of our outstanding derivative securities.

         The applicable conversion price of our debentures issued and to be issued to certain security holders is variable and does not have a lower-limit, therefore the dilutive effect to our existing security holders is theoretically limitless. Conversely, because the variable conversion price of these debentures has an upper limit, an increase in the trading price of a share of our common stock will result in a limited benefit to existing security holders with respect to the conversion of these debentures. The following table sets forth the number of shares issuable upon conversion of the principal portion of the debentures issued and to be issued to certain security holders based upon the indicated hypothetical trading prices:


                                                              Percentage of
     Hypothetical                         Number of Shares     Company's
     Market Price   Conversion Price(1)        Issuable       Common Stock (2)

       $0.18              $.06               12,500,000         25.00%
       $0.12              $.06               12,500,000         25.00%
       $0.08              $.04               18,750,000         33.35%
       $0.04              $.02               37,500,000         50.00%

     (1) The conversion price of our debentures is the lower of (a) 50% of the average of the three lowest intraday trading prices of a share of our common stock on the OTC Bulletin Board(R) during the twenty trading days immediately preceding the conversion date, and (b) $0.06.
     (2) Amounts are based on 37,476,568 shares of our common stock outstanding as of May 14, 2002 plus the corresponding number of shares issuable. Each of the selling security holders may not convert our debentures into more than 4.9% of our then-outstanding common stock; however, the selling security holders may waive the 4.9% limitation, thus allowing the conversion of their debentures into a number of shares of common stock in excess of 4.9% of our then-outstanding common stock.

         The security holders referenced above may elect to receive payment for accrued and unpaid interest on our convertible debentures in shares of our common stock based on the conversion price and on the same terms described above with respect to conversions of the principal portion of these debentures. As a result of conversions of the principal or interest portion of our convertible debentures and related sales of our common stock by the security holders referenced above, the market price of our common stock could be depressed, thereby resulting in a significant increase in the number of shares issuable upon conversion of the principal and interest portions of these debentures. You could, therefore, experience substantial dilution of your investment as a result of the conversion of the principal or interest portions of our convertible debentures.

     IF OUR SECURITY HOLDERS ENGAGE IN SHORT SALES OF OUR COMMON STOCK, INCLUDING SALES OF SHARES TO BE ISSUED UPON CONVERSION OR EXERCISE OF DERIVATIVE SECURITIES, THE PRICE OF OUR COMMON STOCK MAY DECLINE.

         Selling short is a technique used by a shareholder to take advantage of an anticipated decline in the price of a security. A significant number of short sales or a large volume of other sales within a relatively short period of time can create downward pressure on the market price of a security. The decrease in market price would allow holders of our derivative securities that have conversion or exercise prices based upon a discount on the market price of our common stock to convert or exercise their derivative securities into or for an increased number of shares of our common stock. Further sales of common stock issued upon conversion or exercise of our derivative securities could cause even greater declines in the price of our common stock due to the number of additional shares available in the market, which could encourage short sales that could further undermine the value of our common stock. You could, therefore, experience a decline in the value of your investment as a result of short sales of our common stock.

     OUR CURRENT FINANCING ARRANGEMENTS COULD PREVENT OUR COMMON STOCK FROM BEING LISTED ON NASDAQ OR OTHER PRINCIPAL MARKETS.

         Nasdaq and other principal markets require that, to be eligible for inclusion in the stock market, a company's common stock have a specified minimum bid price per share. Convertible debenture financings, especially those with variable conversion prices with low or no low-price limits, characteristically exert downward pressure on the market for a company's common stock. This pressure, if applied against the market for our common stock, may prevent our common stock from being listed on Nasdaq or other principal markets, but we do not currently satisfy various other listing requirements and thus are not in a position to have our common stock listed on any of those markets.

     OUR COMMON STOCK PRICE IS SUBJECT TO SIGNIFICANT VOLATILITY, WHICH COULD RESULT IN SUBSTANTIAL LOSSES FOR INVESTORS AND IN LITIGATION AGAINST US.

         The stock market as a whole and individual stocks historically have experienced extreme price and volume fluctuations, which often have been unrelated to the performance of the related corporations. During the quarter ended March 31, 2002, the high and low closing bid prices of our common stock were $0.105 and $0.07, respectively. The market price of our common stock may exhibit significant fluctuations in the future response to various factors, many of which are beyond our control and which include:

         o variations in our quarterly operating results, which variations could result from, among other things, changes in the needs of one or more of our customers;
         o         changes in market valuations of similar companies and stock market price and volume fluctuations generally;
         o         economic conditions specific to the industries in which we operate;
         o announcements by us or our competitors of new or enhanced products, technologies or services or significant contracts, acquisitions, strategic relationships, joint ventures or capital commitments;
         o         regulatory developments;
         o         additions or departures of key personnel; and
         o future sales of our common stock or other debt or equity securities.

         If our operating results in future quarters fall below the expectations of market makers, securities analysts and investors, the price of our common stock likely will decline, perhaps substantially. In the past, securities class action litigation often has been brought against a company following periods of volatility in the market price of its securities. We may in the future be the target of similar litigation. Securities litigation could result in substantial costs and liabilities and could divert management's attention and resources. Consequently, the price at which you purchase shares of our common stock may not be indicative of the price that will prevail in the trading market. You may be unable to sell your shares of common stock at or above your purchase price, which may result in substantial losses to you.

     BECAUSE WE ARE SUBJECT TO THE "PENNY STOCK" RULES, THE LEVEL OF TRADING ACTIVITY IN OUR STOCK MAY BE REDUCED.

         Broker-dealer practices in connection with transactions in "penny stocks" are regulated by penny stock rules adopted by the Securities and Exchange Commission. Penny stocks, like shares of our common stock, generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on Nasdaq). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market, and monthly account statements showing the market value of each penny stock held in the customer's account. In addition, broker-dealers who sell these securities to persons other than established customers and "accredited investors" must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. Consequently, these requirements may have the effect of reducing the level of trading activity, if any, in the secondary market for a security subject to the penny stock rules, and investors in our common stock may find it difficult to sell their shares.

     BECAUSE OUR STOCK IS NOT LISTED ON A NATIONAL SECURITIES EXCHANGE, YOU MAY FIND IT DIFFICULT TO DISPOSE OF OR OBTAIN QUOTATIONS FOR OUR COMMON STOCK.

         Our common stock trades under the symbol "CNES" on the OTC Bulletin Board(R). Because our stock trades on the OTC Bulletin Board(R) rather than on a national securities exchange, you may find it difficult to either dispose of, or to obtain quotations as to the price of, our common stock.

     OUR PREFERRED STOCK MAY DELAY OR PREVENT A TAKEOVER OF CONECTISYS, POSSIBLY PREVENTING YOU FROM OBTAINING HIGHER STOCK PRICES FOR YOUR SHARES.

         Our board of directors has the authority to issue up to 50,000,000 shares of preferred stock and to fix the rights, preferences, privileges and restrictions, including voting rights of those shares, without any further vote or action by our shareholders. Of these shares, 1,000,000 shares have been designated as Class A Preferred Stock and 1,000,000 shares have been designated as Class B Preferred Stock. The rights of the holders of our common stock are subject to the rights of the holders of our outstanding preferred stock and will be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that we may issue in the future. The issuance of preferred stock, while providing desired flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire a majority of our outstanding voting stock, which would delay, defer or prevent a change in control of ConectiSys. Furthermore, preferred stock may have other rights, including economic rights senior to the common stock, and, as a result, the issuance of preferred stock could adversely affect the market value of our common stock.

     CERTAIN PROVISIONS OF OUR ARTICLES OF INCORPORATION AND BYLAWS ALLOW CONCENTRATION OF VOTING POWER IN ONE INDIVIDUAL, WHICH MAY, AMONG OTHER THINGS, DELAY OR FRUSTRATE THE REMOVAL OF INCUMBENT DIRECTORS OR A TAKEOVER ATTEMPT, EVEN IF SUCH EVENTS MAY BE BENEFICIAL TO OUR SHAREHOLDERS

         Provisions of our articles of incorporation and bylaws may delay or frustrate the removal of incumbent directors and may prevent or delay a merger, tender offer or proxy contest involving ConectiSys that is not approved by our board of directors, even if those events may be beneficial to the interests of our shareholders. For example, Robert A. Spigno, our Chairman of the Board and Chief Executive Officer, is the holder of 200,020 shares of our Class A Preferred Stock. Mr. Spigno also holds an option, exercisable at $1.00 per share until its expiration on December 1, 2003, to purchase up to 250,000 additional shares of our Class A Preferred Stock. Under our articles of incorporation, each share of Class A Preferred Stock is entitled to 100 votes per share on all matters presented to our shareholders for action. Consequently, Mr. Spigno may have sufficient voting power to control the outcome of all corporate matters submitted to the vote of our common shareholders. Those matters could include the election of directors, changes in the size and composition of the board of directors, and mergers and other business combinations involving ConectiSys. In addition, through his control of the board of directors and voting power, Mr. Spigno may be able to control certain decisions, including decisions regarding the qualification and appointment of officers, dividend policy, access to capital (including borrowing from third-party lenders and the issuance of additional equity securities), and the acquisition or disposition of assets by ConectiSys. Also, the concentration of voting power in the hands of Mr. Spigno could have the effect of delaying or preventing a change in control of ConectiSys, even if the change in control would benefit our shareholders, and may adversely affect the market price of our common stock.

                  SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

         This document contains forward-looking statements, including among others:

         o         our product development activities;
         o our business strategy for establishing a presence in the AMR market;
         o anticipated trends in our financial condition and results of operations;
         o the impact of the continuing threat of terrorism and the responses to such threat by military, government, business and the public; and
         o our ability to distinguish ourselves from our current and future competitors.

         You can identify forward-looking statements generally by the use of forward-looking terminology such as "believes," "expects," "may," "will," "intends," "plans," "should," "could," "seeks," "pro forma," "anticipates," "estimates," "continues," or other variations thereof, including their use in the negative, or by discussions of strategies, opportunities, plans or intentions. You may find these forward-looking statements under the captions "Risk Factors" and "Management's Discussion and Analysis or Plan of Operation" as well as captions elsewhere in this document. A number of factors could cause results to differ materially from those anticipated by forward-looking statements, including those discussed under "Risk Factors."

         These forward-looking statements necessarily depend upon assumptions and estimates that may prove to be incorrect. Although we believe that the assumptions and estimates reflected in the forward-looking statements are reasonable, we cannot guarantee that we will achieve our plans, intentions or expectations. The forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results to differ in significant ways from any future results expressed or implied by the forward-looking statements.

                            PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

         None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         In January 2002 we granted an option to purchase 192,100 shares of common stock at an exercise price of $2.00 per share to an accredited investor in connection with a private placement transaction.

         In January 2002, we granted an option to purchase 500,000 shares of common stock at an exercise price of $1.00 per share to an accredited investor in connection with a private placement transaction.

         In January 2002, we issued an aggregate of 450,000 shares of common stock valued at $51,000 to two consultants for services rendered.

         In February 2002, we issued 2,613,334 shares of common stock to five note holders in exchange for the cancellation of $206,000 of debt.

         In February 2002 we issued to one entity an 8% promissory note due May 15, 2002 in the principal amount of $340,000 in exchange for that amount in cash.

         In February and April 2002, we reached a settlement arrangement with respect to our 8% convertible promissory note issued in April 2001 under which we agreed to immediately repay certain portions of the note and to make certain payments in the future. Under this arrangement, the interest rate on the note increases to 14%. Of the warrants that were initially issued in connection with this note, 500,000 were cancelled and the exercise price of the remaining 500,000 was re-priced.

         In March 2002, we issued 50,000 shares of common stock valued at $2,000 to a consultant as compensation for services rendered.

         On March 29, 2002 we issued an aggregate of $300,000 of 12% convertible debentures in a private offering to four accredited investors. Three of the investors, if certain conversion limitations are disregarded, are beneficial owners of 5% or more of our outstanding shares of common stock. The debentures initially were convertible into shares of common stock at the lesser of $.06 per share and 50% of the average of the lowest three intraday trading prices of a share of common stock during the 20 trading days immediately preceding conversion. The debentures were accompanied by warrants to purchase up to an aggregate of 1,500,000 shares of common stock at a per share exercise price equal to the lesser of $.045 and the average of the lowest three intraday trading prices during the 20 trading days immediately preceding an exercise.

         Exemption from the registration provisions of the Securities Act of 1933 for the transactions described above is claimed under Section 4(2) of the Securities Act of 1933, among others, on the basis that such transactions did not involve any public offering and the purchasers were sophisticated with access to the kind of information registration would provide.

         DIVIDEND POLICY
         ---------------

         We have never paid cash dividends on our common stock and do not currently intend to pay cash dividends on our common stock in the foreseeable future. We are restricted from paying dividends on our common stock under state law, and the terms of our secured convertible debentures. We currently anticipate that we will retain any earnings for use in the continued development of our business.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits
                  --------

Exhibit No.    Description
-----------    -----------

    10.1 Securities Purchase Agreement dated as of March 29, 2002 by and between the Registrant and the purchasers named therein (1)

    10.2       Form of Secured Convertible Debenture due March 29, 2003 (1)

    10.3       Form of Common Stock Purchase Warrant dated as of
               March 29, 2002 (1)

    10.4       Registration Rights Agreement dated as of March 29, 2002
               by and between the Registrant and the investors named therein (1)

    10.5 Security Agreement dated as of March 29, 2002 between the Registrant and the secured parties named therein (1)

    10.6 Promissory Note dated February 15, 2002 made by the Registrant in favor of Mercator Momentum Fund, LP (1)

    10.7       Form of Secured Convertible Debenture due May 10, 2003

    10.8       Form of Common Stock Purchase Warrant dated as of
               May 10, 2002

----------
      (1) Filed as an exhibit to the Registrant's Form SB-2 filed with the Securities and Exchange Commission on April 26, 2002 (Registration No. 333-87062) and incorporated herein by reference.

         (b)      Reports on Form 8-K
                  -------------------

                  None.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   CONECTISYS CORPORATION

Dated: May 20, 2002                 By: /s/ Patricia A. Spigno
                                    --------------------------------------------
                                    Patricia A. Spigno
                                    Chief Financial Officer
                                    (principal financial and accounting officer)

                                   EXHIBITS

Exhibit No.    Description
-----------    -----------

    10.7       Form of Secured Convertible Debenture due May 10, 2003

    10.8       Form of Common Stock Purchase Warrant dated as of
               May 10, 2002