Form 10QSB
period 2002-06-30
CONECTISYS CORP
filed 2002-08-22
CIK 790273

<pre>
================================================================================

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)
 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended JUNE 30, 2002

 [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from __________ to __________

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

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         The number of shares outstanding of the registrant's only class of common stock, no par value per share, was 48,534,286 on August 21, 2002.

================================================================================



                         PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                          INDEX TO FINANCIAL STATEMENTS
                     CONECTISYS CORPORATION AND SUBSIDIARIES


Condensed Consolidated Balance Sheet at June 30, 2002......................F-1

Condensed Consolidated Statement of Operations for the Three
     Months and Nine Months Ended June 30, 2002 and 2001 and
     the Cumulative Period From December 31, 1990 (Inception)
     Through June 30, 2002.................................................F-3

Condensed Consolidated Statements of Changes in Shareholders'
     Equity (Deficit) for the Cumulative Period From
     December 31, 1990 (Inception) Through June 30, 2002...................F-4

Condensed Consolidated Statement of Cash Flow for the Nine
     Months Ended June 30, 2002 and 2001 and the Cumulative
     Period From December 31, 2002 (Inception) Through
     June 30, 2002.........................................................F-11

Notes to Condensed Consolidated Financial Statements.......................F-14


                                     2

CONECTISYS CORPORATION AND SUBSUDIARIES ( A Development Stage Company)
               CONSOLIDATED BALANCE SHEET
                     June 30, 2002

                                                                               Jun. 30           Sep. 30
                                                                                 2002              2001
                                                                              Unaudited          Audited

Assets
Current assets
  Cash                                                                          250,075             6,111
  Prepaid expenses and deposits                                                       0            48,800

Total current assets                                                            250,075            54,911

Property and equipment, net                                                      52,031            71,961

License and technology, net                                                           0                 0

Discount on Convertible Debt                                                    639,863                 0

Total assets                                                                    941,969           126,872

                                    F-1

CONECTISYS CORPORATION AND SUBSUDIARIES ( A Development Stage Company)
               CONSOLIDATED BALANCE SHEET
                     June 30, 2002

                                                                               Jun. 30           Sep. 30
                                                                                 2002              2001
                                                                              Unaudited          Audited


Liabilities and shareholders' equity
Current liabilities
  Bank overdraft                                                                      0                 0
  Accounts payable                                                               57,633           100,758
  Accrued compensation                                                          854,327           541,179
  Due to officers                                                               132,981           101,209
  Accrued interest payable                                                            0                 0
  Other current liabilities                                                     198,314           177,194
  Notes payable
    Related                                                                           0                 0
    Other                                                                     1,333,950           384,370
Total current liabilities                                                     2,577,205         1,304,710

Long-term debt, net of current                                                                     311,194

Total liabilities                                                             2,577,205          1,615,904

Shareholders' equity (deficit)
 Preferred stock - Class A 1,000,000 shares authorized
  $1.00 par value, 200,020 and 140,020 issued and outstanding
  June 30, 2002 and September 30, 2001 respectively                             200,020           140,020
 Convertible preferred stock - Class B 1,000,000 shared authorized
  no par value, no shares issued and outstanding                                      0                 0
 Common stock - no par value; 250,000,000 shares authorized,
  45,498,936 and 32,133,234 shares issued and outstanding
  at June 30, 2002 and September 30, 2001, respectively                      18,337,422        17,412,119
 Additional Paid-In Capital, Options and Warrants exercisable:
  Convertible preferred stock - Class B, no par value; 1,000,000 stock
  Options exercisable                                                           100,000           100,000
  Common Stock, no par value; 8,857,154 and 5,607,154 stock options
  And warrants exercisable at June 30, 2002 and September 30, 2001            1,346,570         1,275,233

Beneficial conversion option; debt instruments                                  770,367           155,027

Deficit accumulated during development stage                                (22,389,615)      (20,571,431)

Total shareholders' equity (deficit)                                         (1,635,236)       (1,489,032)

Total liabilities and shareholders' equity                                      941,969           126,872

CONECTISYS CORPORATION AND SUBSUDIARIES ( A Development Stage Company) CONSOLIDATED STATEMENT OF OPERATIONS
For the Three Months and Nine Months Ended June 30, 2002 and 2001
And the Cumulative Period
From December 31, 1990 (Inception) Through June 30, 2002

                                                                                                Dec. 1, 1990
                                     3 Months     3 Months    9 Months        9 Months          (Inception)
                                     Ended        Ended       Ended           Ended             Through
                                     June 30      June 30     June 30         June 30           June 30
                                     2002         2001        2002            2001              2002
                                    Unaudited    Unaudited    Unaudited       Unaudited        Unaudited

Revenues                                    0            0            0               0           517,460

Cost of goods sold                          0            0            0               0           567,721

Gross profit                                0            0            0               0           (50,261)

General and administrative            487,567      829,011    1,505,691       1,523,993        16,866,164
Bad debt write-offs                         0            0            0               0         1,680,522
Unrealized loss on derivative
  Instruments                               0       98,919            0          98,919                 0

Loss from operations                 (487,567)    (927,930)  (1,505,691)     (1,622,912)      (18,596,947)

Non-operating income (expense)              0            0            0               0        (1,097,368)

Interest                             (297,073)     (16,293)    (312,493)        (31,713)       (1,617,558)

Net loss                             (784,640)    (944,223)  (1,818,184)     (1,654,625)      (21,311,873)


Weighted average shares
outstanding                        37,825,988   28,933,558   35,727,303      27,123,787

Net loss per share                       (.02)        (.02)        (.05)           (.05)



CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT) For the Cumulative Period From December 1, 1990 (Inception)
Through June 30, 2002

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



CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
For the Cumulative Period From December 1, 1990 (Inception) Through June 30, 2002


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


CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
For the Cumulative Period From December 1, 1990 (Inception) Through June 30, 2002


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


CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
For the Cumulative Period From December 1, 1990 (Inception) Through June 30, 2002


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


CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
For the Cumulative Period From December 1, 1990 (Inception) Through June 30, 2002


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


CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
For the Cumulative Period From December 1, 1990 (Inception) Through June 30, 2002


                                                                                                   Deficit
                                                                                                 Accumulated
                                  Preferred Stock   Common Stock          Additional   Stock     During the
                                  Class A             No Par               Paid-in  Subscription Development
                                   Shares    Value    Shares      Value    Capital   Receivable     Stage       Total

Shares issued in exchange for
  Cash, October 2001 through
    June, 2002                                         500,000     50,000                                        50,000
  Debt, October 2001 through
    June, 2002                                       6,083,334    361,110                                       361,110
  Retainers and services,
    October 2001  through
    June, 2002                                       3,378,707    318,243                                       318,243
  Debt, October 2001
    through June, 2002             60,000 A  60,000                                                              60,000
  Exercise of 500,000 common
    stock options, June, 2002                          500,000     93,750   (28,750)                             65,000
  Beneficial conversion option
    pertaining to $750,000
    convertible debt and accrued
    interest, March, 2002
    through September June, 2002                                            661,484                             661,484
  Stock warrants pertaining to
    $750,000 convertible debt
    and accrued interest, April
    through June 2002                                                       100,087                             100,087
  Debt June, 2002                                    2,903,661    102,200   (46,144)                             56,056
Net loss for the year                                                                             (1,818,184)(1,818,184)

Balance, June 30, 2002            200,020   200,020 45,498,936 18,337,422 2,216,937           0  (22,389,615)(1,635,236)

CONECTISYS CORPORATION AND SUBSUDIARIES ( A Development Stage Company) CONSOLIDATED STATEMENT OF CASHFLOW
For the Nine Months Ended June 30, 2002 and 2001
And the Cumulative Period
From December 31, 1990 (Inception) Through June 30, 2002

                                                                                           Dec. 1, 1990
                                                                                            (Inception)
                                                                                              Through
                                                              June 30        June 30          June 30
                                                                 2002           2001            2002
                                                            Unaudited      Unaudited         Unaudited


Operating activities
  Net income (loss)                                        (1,818,184)     (1,654,625)     (21,311,873)
    Adjustments to reconcile net income (loss)
      to net cash provided by (used by)
      operating activities:
        Provision for bad debt                                      0               0        1,422,401
        Depreciation and amortization                          19,930          30,653        3,227,486
        Stock issued for services                             361,110         411,684        7,567,967
        Stock issued for interest                               1,403               0          536,994
        Settlements                                                 0               0          (25,000)
        Minority interest                                           0               0          (62,500)

Changes in operating assets and liabilities
  (Increase) decrease in assets
    Accounts receivable                                             0               0           (4,201)
    Prepaid expenses                                                0         158,546                0
    Interest receivable                                             0               0          (95,700)
    Deposits                                                        0               0          133,546
  Increase (decrease) in liabilities
    Bank overdraft                                                  0               0                0
    Accounts payable                                          (43,125)         56,097          268,872
    Accrued interest payable                                                                         0
    Accrued compensation                                      313,148         328,267        1,952,711
    Due to officers                                                            26,833          736,085
    Other current liabilities                                  32,331          83,882          428,076

Net cash provided by (used by) operating activities        (1,133,387)       (459,744)      (5,225,116)


CONECTISYS CORPORATION AND SUBSUDIARIES ( A Development Stage Company)
CONSOLIDATED STATEMENT OF CASHFLOW
For the Nine months Ended June 30, 2002 and 2001
And the Cumulative Period
From December 31, 1990 (Inception) Through June 30, 2002


                                                                                           Dec. 1, 1990
                                                                                            (Inception)
                                                                                              Through
                                                              June 30        June 30          June 30
                                                                 2002           2001            2002
                                                            Unaudited      Unaudited         Unaudited

Investing activities
  Collection of notes receivable                                    0               0                0
  Increase in notes receivable                                      0               0       (1,322,500)
  Cost of license & technology                                      0               0          (94,057)
  Purchase of equipment                                             0               0         (191,843)

Net cash from (used by) investing activities                        0               0       (1,608,400)

Financing activities
  Common stock issued for cash                                 50,000          90,450        3,082,172
  Stock warrants                                                    0                           77,228
  Preferred stock issued for cash                                   0               0           16,345
  Proceeds from stock purchase                                      0               0          281,250
  Debt issuance cost                                                0                          (32,775)
  Proceeds from debts
    Related party                                              25,000               0          231,544
    Other                                                   1,482,110        (537,506)       3,721,200
  Payments on debt
    Related party                                             (80,975)              0         (134,147)
    Other                                                    (150,250)       (149,113)        (246,657)
    Decrease in subscription receivable                             0               0           35,450
  Contributed capital                                                                              515

Net cash from (used by) financing activities                1,325,885         478,843        7,083,591

Net increase (decrease) in cash                               243,964          19,099          250,075

Cash beginning of period                                        6,111          33,688                0

Cash end of period                                            250,075          52,787          250,075


CONECTISYS CORPORATION AND SUBSUDIARIES ( A Development Stage Company)
CONSOLIDATED STATEMENT OF CASHFLOW
For the Nine months Ended June 30, 2002 and 2001
And the Cumulative Period
From December 31, 1990 (Inception) Through June 30, 2002

                                                                                           Dec. 1, 1990
                                                                                            (Inception)
                                                                                              Through
                                                              June 30        June 30          June 30
                                                                 2002           2001            2002
                                                            Unaudited      Unaudited         Unaudited


Cash paid during the year for
  Interest                                                          0               0          209,801
  Taxes                                                             0               0            4,050

Non-cash activities
  Common stock issued for
    Purchase of stock                                               0               0          281,250
    Prepaids                                                        0               0          182,346
    PP&E                                                            0               0          130,931
    Deposit                                                         0               0                0
    License & technology                                            0               0        2,191,478
    Minority interest                                               0               0           59,247
    Repayment of debt                                         541,250         530,604        4,366,430
    Service & interest                                        362,513               0        5,311,705
  Preferred Stock issued for
    Services                                                        0               0           60,000
    Repayment of debt                                          60,000                          119,250

CONECTISYS CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2002

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

Basis of Presentation and Going Concern Uncertainty

The condensed consolidated financial statements included herein have been prepared by Conectisys Corporation, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. Conectisys Corporation believes that the disclosures are adequate to make the information presented not misleading when read in conjunction with its financial statements for the year ended September 30, 2001. The financial information presented reflects all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The results of operations for the nine months ended June 30, 2002 are not necessarily indicative of the results to be expected for the full year ending September 30, 2002, or any other period.

The accounting policies followed by Conectisys Corporation and other information are contained in the notes to the Conectisys Corporation financial statements filed as part of the Conectisys Corporation annual report on Form 10-KSB for the fiscal year ended September 30, 2001. This quarterly report should be read in conjunction with such annual report.

CONECTISYS CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2002

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

As of June 30, 2002, the Company had a deficiency in working capital of approximately $2,327,000 and has incurred continual net losses since its return to the development stage in the approximate amounts of $2.2 million in 1996, $2.7 million in 1997, $4.9 million in 1998, $1.3 million in 1999
(ten months), $3.6 million in 2000, $2.2 million in 2001, and $1.8 million for the nine months ended June 30, 2002, which raises substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of the recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

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

CONECTISYS CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2002

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

Since the fair value is estimated at June 30, 2002, the amounts that will actually be realized or paid at settlement of the instruments could be significantly different. The carrying amount of cash and cash equivalents is assumed to be the fair value because of the liquidity of these instruments. Accounts payable, accrued compensation, due to officer, other current liabilities, and notes payable approximate fair value because of the short maturity of these instruments.

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

CONECTISYS CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2002

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

Technology

Deferred technology costs include capitalized product development and product improvement costs incurred after achieving technological feasibility and are amortized over a period of five years. For the three-month period ended June 30, 2002, no deferred technology costs were recognized.

0CONECTISYS CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2002

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

CONECTISYS CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2002

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

CONECTISYS CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2002

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

CONECTISYS CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2002

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

CONECTISYS CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2002

NOTE 2. RELATED PARTY TRANSACTIONS

At September 30, 2000, Robert Spigno, the Company's Chief executive officer and a member of the Company's board of directors, had made cumulative cash advances to ConectiSys of $75,000. On October 1, 2000, these advances were memorialized in a revolving promissory note, executed by ConectiSys in favor of Mr. Spigno, due on demand, at an annual interest rate of 18%. During the year ended September 30, 2001, additional cash advances were made by Mr. Spigno under this note in the amount of $20,000 and the Company repaid an aggregate of $50,000 to Mr. Spigno on this note. As of September 30, 2001, total accrued and unpaid interest was $11,880, resulting in a $56,880 balance under the note. On September 30, 2001, the Company executed a new promissory note due September 1, 2002 initially in that amount. For the year ended September 30, 2000, the Company incurred interest expenses in the amount of $21,766, including $10,583 associated with the assumption by Mr. Spigno of a promissory note due S.W. Carver Corporation, which was repaid in May 2000. The amounts due Mr. Spigno under these arrangements as of June 30, 2002 totaled $124,074.

At September 30, 2000, Patricia Spigno, the Company's Chief Financial Officer and Secretary, had made cumulative cash advances to ConectiSys of $61,945, under a revolving promissory note effective October 1, 2000, executed by ConectiSys in favor of Ms. Spigno, due on demand, at an annual interest rate of 18%. During the year ended September 30, 2001, the Company repaid an aggregate of $40,681 to Ms. Spigno on this note. As of September 30, 2001, total accrued and unpaid interest was $4,610, resulting in a $25,874 balance under the note. On September 30, 2001, the Company executed a new promissory note due September 1, 2002 initially in that amount. Ms. Spigno also borrowed on a personal credit card for the Company's benefit in the amount of $18,455, bringing the Company's total obligation due Ms. Spigno at September 30, 2001 to $44,329. As of June 30, 2002, all amounts due Ms. Spigno under these arrangements had been paid.

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

CONECTISYS CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2002

NOTE 3. PREPAID EXPENSES AND DEPOSITS

During the year ended September 30, 2000, the Company issued 462,487 shares of its common stock as retainers for consulting services ($128,611) and accounting fees ($4,935). In addition, the Company recorded the unearned portion of an engineering contract ($25,000) as a prepaid asset, bringing the total prepaid expense balance at September 30, 2000 to $158,546. All these prepaid assets were expensed during the year ended September 30, 2001. Another 386,584 shares of common stock (valued at $43,800) were issued to a consultant as a retainer at September 30, 2001, for cash payments that were subsequently made by the consultant to other vendors in October 2001. An attorney was paid a retainer in September 2001 for services not yet rendered, bringing the total prepaid expense balance at September 30, 2001 to $48,800. The balance of $48,800 was expensed during the nine month period ended June 30, 2002.

NOTE 4. PROPERTY AND EQUIPMENT

Property and equipment at June 30, 2002 consisted of the following:

Office equipment                             $   273,054
Furniture and fixtures                            16,609
Vehicles                                          35,362
                                             -----------
Total cost                                       325,025
Accumulated depreciation                        (272,994)
                                             -----------
Net book value                               $    52,031
                                             ===========

CONECTISYS CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2002

NOTE 5. NOTES PAYABLE

Notes payable at June 30, 2002 consisted of the following:

    Convertible Debentures

    Convertible Debenture #1

     Note payable to AJW Partners, LLC               $65,550
      (Convertible Debenture) due on
      March 29, 2003 at an annual interest
      rate of 12%

     Accrued interest of $2,026 and principal
      on Convertible Debenture convertible
      into approximately 6,757,760
      shares of common stock at the price
      of $0.01 at June 30, 2002                        2,026    67,576
                                                    --------

     Note payable to New Millennium Capital           65,550
      Partners II, LLC(Convertible Debenture)
      due on  March 29, 2003 at an annual
      interest rate of 12%

     Accrued interest of $2,026 and principal
      on Convertible Debenture convertible
      into approximately 6,757,760
      shares of common stock at the price
      of $0.01 at June 30, 2002                        2,026    67,576
                                                    --------

     Note payable to AJW/New Millennium               74,000
      Offshore, Ltd.(Convertible Debenture)
      due on March 29, 2003 at an annual
      interest rate of 12%

     Accrued interest of $2,287 and principal
      on Convertible Debenture convertible
      into approximately 7,628,700
      shares of common stock at the price
      of $0.01 at June 30, 2002                        2,287    76,287
                                                    --------

CONECTISYS CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2002

NOTE 5.	NOTES PAYABLE (continued)

     Note payable to Pegasus Capital Partners, LLC    41,650
      Offshore, Ltd. Ltd. (Convertible
      Debenture) due on March 29, 2003
      at an annual interest rate of 12%

     Accrued interest of $1,287 and principal
      on Convertible Debenture convertible
      into approximately 4,228,700
      shares of common stock at the price
      of $0.01 at June 30, 2002                        1,287    42,287
                                                     --------

 Convertible Debenture #2

    Note payable to AJW Partners, LLC                $40,000
     (Convertible Debenture) due on
     May 10, 2003 at an annual interest
     rate of 12%

     Accrued interest of $684 and principal
      on Convertible Debenture convertible
      into approximately 4,068,400
      shares of common stock at the price
      of $0.01 at June 30, 2002                          684    40,684
                                                    --------

     Note payable to New Millennium Capital           40,000
      Partners II, LLC(Convertible Debenture)
      due on  May 10, 2003 at an annual
      interest rate of 12%

     Accrued interest of $684 and principal
      on Convertible Debenture convertible
      into approximately 4,068,400
      shares of common stock at the price
      of $0.01 at June 30, 2002                          684   40,684
                                                    --------

 CONECTISYS CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2002

NOTE 5.	NOTES PAYABLE (continued)

     Note payable to AJW/New Millennium               45,000
      Offshore, Ltd.(Convertible Debenture)
      due on May 10, 2003 at an annual
      interest rate of 12%

     Accrued interest of $770 and principal
      on Convertible Debenture convertible
      into approximately 4,577,000
      shares of common stock at the price
      of $0.01 at June 30, 2002                          770    45,770
                                                    --------

     Note payable to Pegasus Capital Partners, LLC    25,000
      Offshore, Ltd. Ltd. (Convertible
      Debenture) due on May 10, 2003
      at an annual interest rate of 12%

     Accrued interest of $428 and principal
      on Convertible Debenture convertible
      into approximately 2,542,800
      shares of common stock at the price
      of $0.01 at June 30, 2002                          428    25,428
                                                      ------

     Convertible Debenture #3

    Note payable to AJW Partners, LLC                $80,000
     (Convertible Debenture) due on
     June 17, 2003 at an annual interest
     rate of 12%

     Accrued interest of $369 and principal
      on Convertible Debenture convertible
      into approximately 8,036,900
      shares of common stock at the price
      of $0.01 at June 30, 2002                          369    80,369
                                                      ------

CONECTISYS CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2002

NOTE 5.	NOTES PAYABLE (continued)

     Note payable to New Millennium Capital           80,000
      Partners II, LLC(Convertible Debenture)
      due on  June 17, 2003 at an annual
      interest rate of 12%

     Accrued interest of $369 and principal
      on Convertible Debenture convertible
      into approximately 8,036,900
      shares of common stock at the price
      of $0.01 at June 30, 2002                          369    80,369
                                                    --------

     Note payable to AJW/New Millennium               90,000
      Offshore, Ltd.(Convertible Debenture)
      due on June 17, 2003 at an annual
      interest rate of 12%

     Accrued interest of $415 and principal
      on Convertible Debenture convertible
      into approximately 9,041,500
      shares of common stock at the price
      of $0.01 at June 30, 2002                          415    90,415
                                                    --------

     Note payable to Pegasus Capital Partners, LLC    50,000
      Offshore, Ltd. Ltd. (Convertible
      Debenture) due on June 17, 2003
      at an annual interest rate of 12%

     Accrued interest of $231 and principal
      on Convertible Debenture convertible
      into approximately 5,023,100
      shares of common stock at the price
      of $0.01 at June 30, 2002                          231    50,231
                                                     -------

     Note payable to Black Dog Ranch LLC,
      unsecured, due on demand, including
      interest at an annual rate of 18%,
      expiring September 1, 2002                               140,919

CONECTISYS CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2002

NOTE 5.	NOTES PAYABLE (continued)

     Note payable to Devon Investment Advisors,
      unsecured, due on demand,  at an annual
      interest rate of 10%                                    241,824

      Note payable to Laurus Master Fund, Ltd.,
       secured by 4,773,208 shares of common
       stock beneficially owned by officers,
       with terms as described in more detail
       below                                         225,000

     Accrued interest on note payable to Laurus
      Master Fund, Ltd., secured by 4,773,208
      shares of common stock beneficially
      owned by officers, convertible into
      approximately 9,447,375 shares of
      common stock at the price of $0.016
      at June 30, 2002                                 8,266   233,266
                                                     -------
     Note Payable to Rowell McHatton                 $10,000
      due April 22, 2003 at an annual
      interest rate of 14%

     Accrued interest of $265 and principal
      Note convertible into approximately
      171,084 shares of common stock at the
      price  of $0.06.                                  265     10,265
                                                    -------  ----------
        Total notes payable                                  1,333,950
        Current portion                                     (1,333,950)
                                                            -----------
        Long-term portion                                   $      -
                                                            ============

CONECTISYS CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2002

NOTE 5. NOTES PAYABLE (continued)

On April 12, 2001, the Company received $300,000 in proceeds from Laurus Master Fund, Ltd. ("Laurus") and issued a $300,000 principal value 8% convertible note due on October 12, 2001, along with 1,000,000 common stock warrants, exercisable at $0.192 per share over a four-year period. $77,228 of the proceeds was allocated to the cost of the warrants, with the remaining $222,772 allocated to the cost of the debt instrument, based on the relative fair market values of the note and the warrants at the date of issuance (in accordance with Accounting Principles Board Opinion No. 14).
A convertible note discount of $77,228 was also recognized, which was effectively fully amortized at June 30, 2002 as interest expense.

The note is convertible (at the option of the holder) into common stock at the lesser of 80% of the average of the 3-lowest closing bid prices during the 30 trading days prior to the closing date (April 12, 2001) or 80% of the average of the 3-lowest closing bid prices during the 30 trading days prior to the conversion date (assumed to be June 30, 2002). At April 12, 2001, the note was convertible into approximately 2,181,500 common shares at an exercise price of approximately $0.1021 per share, and at June 30, 2002, the note was convertible into approximately 9,447,375 common shares at an exercise price of approximately $0.016 per share. In either instance, the fair value of the debt instrument (due to the 80% pricing advantage) was $375,000 (a 25% premium on the principal value), resulting in a further convertible debt discount of $152,228, representing the difference between the note's fair value of $375,000 and the allocated proceeds at issuance of $222,772. This discount was fully amortized at June 30, 2002.

A corresponding $152,228 credit was made to additional paid-in capital for the conversion benefit option, i.e., the intrinsic value of the matured debt instrument. Interest accrued at 8% on the $300,000 note principal through June 30, 2002 was $26,158; for presentation purposes, this interest was added to the principal value of the note at the year-end balance sheet date. The holder can also convert the accrued interest into common stock at a 25% premium ($2,799), bringing the total conversion benefit option to $155,027. Total amortization of interest on the discounted convertible note during the year ended September 30, 2001 (including $32,775 in debt issuance costs associated with the transaction) amounted to $265,030.

CONECTISYS CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2002

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

In February 2002, we borrowed $340,000 from the Mercator Momentum Fund. This loan from the Mercator Momentum Fund was a short-term loan due May 15, 2002 and accrues interest at an annual rate of 18%. The loan was secured by shares of common stock. On June 14, 2002 Mercator Momentum Fund transferred
collateral in the form of   5,861,814 shares of common stock to their name
because the Company was in default on the loan. Thereafter, On June 21, 2002.

CONECTISYS CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2002

NOTE 5. NOTES PAYABLE (continued)

Mercator Momentum Fund filed an action against Conectisys Corporation, Robert A. Spigno and Patricia A. Spigno in the Superior Court of California, County of Los Angeles (Case No. BC276283) for breach of promissory note, foreclosure of security interests and fraud and deceit. Mr. Spigno is the Chairman of the Board and a director of the Company and is also our Chief Executive Officer. Ms. Spigno is the Company's Secretary and Chief Financial Officer. On July 3, 2002, Mercator Momentum Fund filed a first amended complaint in the Superior Court of California, County of Los Angeles (Case No. BC276283) adding a claim for common count for money lent. Mercator Momentum Fund seeks damages of approximately $243,000 plus approximately $66 in interest per day commencing June 21, 2002 and other compensatory and punitive damages of unspecified amount. The Company believes that Mercator Momentum Fund's claims are without merit because, among other factors, they have affirmative defenses to those claims, including usury and the satisfaction of amounts owed under loan from Mercator Momentum Fund as a result of the enforcement by Mercator Momentum Fund of its security interest in shares of common stock. The Company intends to vigorously defend against these claims and to pursue appropriate counterclaims against Mercator Momentum Fund.

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

CONECTISYS CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2002

NOTE 6.	SECURED CONVERTIBLE DEBENTURES (continued)

On March 29, 2002 the Company issued an aggregate of $300,000 of 12% convertible debentures in a private offering to four accredited investors. Three of the investors, if certain conversion limitations are disregarded, are beneficial owners of 5% or more of the company's outstanding shares of common stock. The debentures initially were convertible into shares of common stock at the lesser of $.06 per share and 50% of the average of the lowest three intra-day trading prices of a share of common stock during the 20 trading days immediately preceding conversion. The debentures were accompanied by warrants to purchase up to an aggregate of 1,500,000 shares of common stock at a per share exercise price equal to the lesser of $.045 and the average of the lowest three intra-day trading prices during the 20 trading days immediately preceding an exercise.

On May 10, 2002 the Company issued an aggregate of $150,000 of 12% convertible debentures in a private offering to four accredited investors. Three of the investors, if certain conversion limitations are disregarded, are beneficial owners of 5% or more of the Company's outstanding shares of common stock. The debentures initially were convertible into shares of common stock at the lesser of $.06 per share and 50% of the average of the lowest three intra-day trading prices of a share of common stock during the 20 trading days immediately preceding conversion. The debentures were accompanied by warrants to purchase up to an aggregate of 750,000 shares of common stock at a per share exercise price equal to the lesser of $.045 and the average of the lowest three intra-day trading prices during the 20 trading days immediately preceding an exercise.

CONECTISYS CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2002

NOTE 6.	SECURED CONVERTIBLE DEBENTURES (continued)

On June 17, 2002 the Company issued an aggregate of $300,000 of 12% convertible debentures in a private offering to four accredited investors. Three of the investors, if certain conversion limitations are disregarded, are beneficial owners of 5% or more of the company's outstanding shares of common stock. The debentures initially were convertible into shares of common stock at the lesser of $.06 per share and 50% of the average of the lowest three intra-day trading prices of a share of common stock during the 20 trading days immediately preceding conversion. The debentures were accompanied by warrants to purchase up to an aggregate of 1,500,000 shares of common stock at a per share exercise price equal to the lesser of $.045 and the average of the lowest three intra-day trading prices during the 20 trading days immediately preceding an exercise.

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

The fair value of the twelve debt instruments (due to the 100% pricing advantage) in aggregate was $1,500,000 (a 100% premium on the principal
value) making the beneficial conversion option   $649,913 at inception
($750,000 less the $100,087 allocated to the issuance of the 3,750,000 related warrants).

During the nine months ended June 30, 2002, the Company issued 2,903,661 shares of common stock in connection with regular interest payments and upon conversion of an aggregate of $53,250 of principal and $1,403 of related interest on the Company's convertible debentures. A corresponding reduction of $46,144 to the beneficial conversion option was made.

CONECTISYS CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2002

NOTE 6.	SECURED CONVERTIBLE DEBENTURES (continued)

Interest accrued at 12% on the aggregate original principal amount of $750,000 of convertible debentures through June 30, 2002 was $11,571. The holders can also convert the accrued interest into common stock at a 100% premium ($11,571), bringing the total beneficial conversion option balance to $615,340 at June 30, 2002.

As of June 30, 2002, the Company was indebted for an aggregate of $708,321 of principal and accrued and unpaid interest on these convertible debentures. To the extent debentures issued by the Company are converted into shares of common stock, the Company will not be obligated to repay the converted amounts.

The Company's authorized capital stock consists of 250,000,000 shares of common stock, no par value per share, and 50,000,000 shares of preferred stock, $1.00 par value per share. Of the 50,000,000 authorized shares of preferred stock, 1,000,000 shares have been designated as Class A Preferred Stock and 1,000,000 shares have been designated as Class B Preferred Stock, and the remaining 48,000,000 shares are undesignated. As of June 30, 2002, there were 44,486,027 shares of the Company's common stock outstanding held by approximately 700 holders of record and 200,020 shares of the Company's Class A Preferred Stock outstanding held by one holder of record and no shares of Class B Preferred Stock outstanding.

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

In October 2001, the Company issued 1,200,000 shares of common stock valued at $187,200 to a consultant.

In December 2001, the Company issued 60,000 shares of Class A Preferred stock to the President of the Company for a $60,000 debt reduction

CONECTISYS CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2002

NOTE 7.	SHAREHOLDERS' EQUITY (DEFICIT) AND STOCK ISSUANCES

In December 2001, a consultant exercised 300,000 shares of common stock in exchange for reduction in debt of $39,000.

In January 2002, the Company issued an aggregate of 450,000 shares of common stock valued at $51,000 to two consultants for services rendered.

In February 2002, the Company issued 2,613,334 shares of common stock to five note holders in exchange for the cancellation of $209,000 of debt.

In February 2002, the Company issued 3,500,000 shares of common stock as collateral for a Promissory Note.

In March 2002, the Company issued 50,000 shares of common stock valued at $2,000 to a consultant as compensation for services rendered.

During quarter ended June 2002, 3,750,000 warrants were issued in conjunction with aggregate convertible debt of $750,000, the portion of the proceeds allocable to the warrants was $100,087.

In April 2002, the Company issued 630,000 shares of common stock to two consultants for $63,000 of services.

In May 2002, the Company issued 100,000 shares of common stock to a consultant for $5,000 of services.

In May 2002, the Company issued 200,000 shares of common stock and options to purchase 200,000 shares of common stock at exercise price of $.50 per share in exchange for an aggregate of $20,000 in cash.

In June 2002, the Company issued 300,000 shares of common stock and options to purchase 300,000 shares of common stock at exercise price of $.50 per share in exchange for an aggregate of $30,000 in cash.

In June 2002, the Company issued 1,098,707 shares of common stock to three consultants for $42,789 of services.

In June 2002, the Company issued an aggregate of 2,903,661 shares of common stock to four accredited investors upon conversion of an aggregate of $53,250 in principal plus related interest on our convertible debentures.

CONECTISYS CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2002

NOTE 8.	INCOME TAXES

Deferred income taxes consisted of the following:

      Deferred tax asset, benefit
      of net operating loss carryforward          $ 6,700,000
      Valuation allowance                          (6,700,000)
                                                  -----------
	Net deferred taxes                        $       -
                                                  ===========

The valuation allowance offsets the net deferred tax asset, since it is more likely than not that it would not be recovered.

The Company has approximately $16,800,000 in federal and $16,800,000 in California net operating loss carryforwards. The federal net operating loss carryforwards expire as follows: $2,700,000 in the year 2012, $5,300,000 in 2018, $1,200,000 in 2019, $3,500,000 in 2020, $2,400,000 in 2021 and
$1,700,000 in the year 2022. The California net operating loss carryforwards expire as follows: $2,700,000 in the year 2002, $5,300,000 in 2003, $1,200,000 in 2004, $3,500,000 in 2005, $2,400,000 in 2006 and
$1,700,000 in 2007.

NOTE 9.	COMMITMENTS AND CONTINGENCIES

Litigation

In February 2002, the Company borrowed $340,000 from the Mercator Momentum Fund in order to make the initial $100,000 payment under a settlement arrangement with Laurus and to fund continuing development of our H-Net(TM) system. This loan from the Mercator Momentum Fund was a short-term loan due May 15, 2002 and accrues interest an annual rate of 18%. The loan was secured by shares of our common stock. As of June 13, 2002, the Company owed Mercator Momentum Fund approximately $243,000 of principal and accrued and unpaid interest under this loan and were in default in the repayment of this debt.

On June 14, 2002, Mercator Momentum Fund transferred collateral in the form of 5,861,814 shares of the Company's common stock into its name as a result of the Company's default on Mercator's loan. Of the 5,861,814 shares of common stock transferred into the name of Mercator Momentum Fund, 3,500,000 shares of the Company's common stock were issued and pledged as collateral by the Company in February 2002, and 2,361,814 shares of the Company's common stock were issued and pledged as collateral by Robert Spigno, the Company's Chief Executive Officer, in February 2002.

CONECTISYS CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2002

NOTE 9.	COMMITMENTS AND CONTINGENCIES (continued)

On June 21, 2002 Mercator Momentum Fund filed an action against Conectisys Corporation, Robert A. Spigno and Patricia A. Spigno in the Superior Court of California, County of Los Angeles (Case No. BC276283) for breach of promissory note, foreclosure of security interests and fraud and deceit. Mr. Spigno is the Chairman of the Board and a director of the Company and is also our Chief Executive Officer. Ms. Spigno is the Company's Secretary and Chief Financial Officer. On July 3, 2002, Mercator Momentum Fund filed a first amended complaint in the Superior Court of California, County of Los Angeles (Case No. BC276283) adding a claim for common count for money lent. Mercator Momentum Fund seeks damages of approximately $243,000 plus approximately $66 in interest per day commencing June 21, 2002 and other compensatory and punitive damages of unspecified amount. The Company believes that Mercator Momentum Fund's claims are without merit because, among other factors, they have affirmative defenses to those claims, including usury and the satisfaction of amounts owed under loan from Mercator Momentum Fund as a result of the enforcement by Mercator Momentum Fund of its security interest in shares of common stock. The Company intends to vigorously defend against these claims and to pursue appropriate counterclaims against Mercator Momentum Fund.

The Company, during its normal course of business, may be subject from time to time to disputes and to legal proceedings against it. Both counsel and management do not expect that the ultimate outcome of any current claims will have a material adverse effect on the Company's financial statements.

NOTE 10.	FORM S-8 FILINGS

In September 2001, the Company filed a registration statement on Form S-8 covering its amended Non-Qualified Stock Option and Stock Bonus Plan for independent consultants to the Company, which authorizes the issuance of an additional 3,000,000 shares of common stock. 1,000,000 of these shares valued at $113,300 were issued to a consultant as a retainer in September 2001. Another 1,500,000 shares valued at $226,200 were issued to consultants during the three months ended December 31, 2002. During the three months ended June 30, 2002, 450,000 shares valued at $51,000 were issued to consultants for services leaving an unissued balance of 50,000 shares under the Company's amended Non-Qualified Stock Option and Stock Bonus Plan.

CONECTISYS CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2002

NOTE 11.	STOCK OPTIONS AND WARRANTS

The total outstanding options and warrants represented in the balance sheet at June 30, 2002 is 8,857,154. This includes the 500,000 exercised at $0.13 and 3,750,000 issued with an exercise price of $0.045 subject to re-pricing issued in conjunction with convertible debentures during the nine-month period ending June 30, 2002. This excludes 2,852,205 warrants and options which have nominal value and which were issued to certain stock subscription investors. This also excludes a contingent issuance to the Company's Chief Technical Officer of 2,000,000 common stock options exercisable at $0.50 per share and expiring December 31, 2002, which common stock options will not vest until certain milestones have been attained.

NOTE 12.	SUBSEQUENT EVENTS

In August 2002, the Company issued an aggregate of 1,650,182 shares of common stock to four accredited investors upon conversion of an aggregate of $9,970 in principal plus related interest on the Company's convertible debentures.

In August 2002, the Company issued 1,000,000 shares of common stock valued at $20,000 to a consultant for services rendered. In August 2002 the Company filed a registration statement on Form S-8 covering the resale of the 1,000,000 shares of common stock issued to that consultant.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read with our condensed consolidated financial statements and notes to condensed consolidated financial statements included elsewhere in this document. This document and our condensed consolidated financial statements and notes to condensed consolidated financial statements contain forward-looking statements, which generally include the plans and objectives of our management for future operations, including plans and objectives relating to our future economic performance and our current beliefs regarding revenues we might earn if we are successful in implementing our business strategies. The forward-looking statements and associated risks may include, relate to or be qualified by other important factors, including, without limitation:

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

         We do not undertake to update, revise or correct any forward-looking statements.

         You can identify forward-looking statements generally by the use of forward-looking terminology such as "believes," "expects," "may," "will," "intends," "plans," "should," "could," "seeks," "pro forma," "anticipates," "estimates," "continues," or other variations thereof, including their use in the negative, or by discussions of strategies, opportunities, plans or intentions. You may find these forward-looking statements under the captions "Risk Factors," "Use of Proceeds," "Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as captions elsewhere in this document. A number of factors could cause results to differ materially from those anticipated by forward-looking statements, including those discussed under "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

         The information contained in this document is not a complete description of our business or the risks associated with an investment in our common stock. Before deciding to buy or maintain a position in our common stock, you should carefully review and consider the various disclosures we made in this report and in our other materials filed with the Securities and Exchange Commission that discuss our business in greater detail and that disclose various risks, uncertainties and other factors that may affect our business, results of operations or financial condition.

         Any of the factors described above or in the "Risk Factors" section below could cause our financial results, including our net income
(loss) or growth in net income (loss) to differ materially from prior results, which in turn could, among other things, cause the price of our common stock to fluctuate significantly.

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

         We are currently in a cost-reduction phase of the development of our H-Net(TM) system and have completed the development for commercial production of our H-Net(TM) 4.0 wireless meter reading product. We have not yet sold any H-Net(TM) systems and we do not expect any significant sales of our H-Net(TM) systems until late 2002 to early 2003. Accordingly, we have not earned any significant revenues from the sale of H-Net(TM) systems. We have no history of revenues and have incurred significant losses since the beginning of the development of our H-Net(TM) system. We have a significant accumulated deficit and negative working capital. As a result of our financial condition, our independent auditors have issued an opinion questioning our ability to continue as a going- concern.

         We are establishing pilot programs employing our H-Net(TM) system for testing purposes. We anticipate that the operators of these pilot programs will be regional utility companies and other parties such as the University of California, Irvine through its Advanced Power and Energy Program. We believe that these pilot programs will provide third-party verification, for the utility industry and government agencies, of the effectiveness of our H- Net(TM) system and our unique AMR solution.

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

         Our H-Net(TM) system is comprised of the following three principal components: H-Net(TM)-equipped meters, base stations and a network operating center. H-Net(TM)-equipped meters are designed to communicate with one another, relaying energy usage data back and forth, and ultimately communicate with a base station where energy usage data is then transmitted to a network operating center. Each base station is designed to service up to 20,000 H- Net(TM)-equipped meters and to transmit energy usage data to the network operating center in fifteen minute intervals, 24 hours per day. The network operating center is designed to collect and archive energy usage data and then distribute the data over the Internet to customers such as utility companies and energy service providers.

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

RESULTS OF OPERATIONS

     COMPARISON OF THREE MONTHS ENDED JUNE 30, 2002 AND THREE MONTHS ENDED JUNE 30, 2001

         We did not generate any revenues for the three months ended June 30, 2002 and June 30, 2001. General and administrative expenses decreased by $341,444 or 41.2% to $487,567 for the three months ended June 30, 2002 as compared to $829,011 for the same period in 2001. This decrease was due to a decrease in our H-Net(TM) system's development costs.

        Interest expense increased by $280,780 or 1,723.3% to $297,073 during the three months ended June 30, 2002 as compared to $16,293 for the same period in 2001. This increase in interest expense was due to increased borrowings between the periods reported.

         Net loss for the three months ended June 30, 2002 decreased by $159,583 or 16.9% to $784,640 as compared to a net loss of $944,223 for the same period in 2001.This decrease primarily was due to the decrease in general and administrative expenses as described above.

     COMPARISON OF NINE MONTHS ENDED JUNE 30, 2002 AND NINE MONTHS ENDED JUNE 30, 2001

         We did not generate any revenues for the nine months ended June 30, 2002 and June 30, 2001. General and administrative expenses decreased by $18,302 or 1.2% to $1,505,691 for the nine months ended June 30, 2002 as compared to $1,523,993 for the same period in 2001.

         Interest expense increased by $280,780 or 885.4% to $312,493 during the nine months ended June 30, 2002 as compared to $31,713 for the same period in 2001. This increase in interest expense was due to increased borrowings between the periods reported.

         Net loss for the nine months ended June 30, 2002 increased by $163,559 or 9.9% to $1,818,184 compared to a net loss of $1,654,625 for the same period in 2001. This increase in net loss primarily was due to an increase in expenses as described above.

LIQUIDITY AND CAPITAL RESOURCES

         During the three months ended June 30, 2002 we financed our operations solely through private placements of securities. Because we are a development-stage company with only one product in development, we have never generated any revenue from operations. Our consolidated financial statements as of and for the years ended September 30, 2001 and 2000 have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

         As of June 30, 2002, we had working capital deficit of approximately $2,327,130 and an accumulated deficit of $22,389,615. As of that date, we had approximately $250,075 in cash and cash equivalents. We had accounts payable and accrued compensation expenses of approximately $911,960. We had other current liabilities, including amounts due to officers, notes and convertible debts of approximately $1,665,245, including those issued prior to the beginning of fiscal year 2002. To the extent convertible debentures or promissory notes that we have issued are converted into shares of common stock, we will not be obligated to repay the converted amounts.

         Cash used in our operating activities totaled $1,133,387 for the nine months ended June 30, 2002 as compared to $459,744 for the nine months ended June 30, 2001.

         Cash provided by our financing activities totaled $1,377,351 for the nine months ended June 30, 2002 as compared to $478,843 for the nine months ended June 30, 2001. We raised all of the cash provided by financing activities during the three months ended June 30, 2002 from the issuance of convertible debentures and/or promissory notes.

         In April 2001, we issued an 8% Convertible Note to Laurus Master Fund, Ltd., or Laurus, in the principal amount of $300,000. We have been unable to repay the amounts owed under this note and we have failed to satisfy our obligation to register for resale the shares of common stock underlying this note. On February 15, 2002, and as amended on April 2, 2002, we agreed to settlement terms with Laurus regarding our obligations under this note. Under the terms of this settlement arrangement, we paid to Laurus $100,000 in cash on February 19, 2002, $50,000 in cash on April 5, 2002 and $25,000 in cash on June 5, 2002. We also agreed with Laurus that our obligations under a registration rights agreement would terminate, and that we would make payments in an aggregate of $75,000 by August 15, 2002. Further, we agreed with Laurus that the principal balance of the 8% Convertible Promissory Note would be reduced to $250,000, the interest rate would be increased to 14%, and that the $75,000 to be received by August 15, 2002 would further reduce the principal balance of this note. We also agreed with Laurus that under the note, we would make minimum monthly payments commencing September 1, 2002 of $14,583 plus accrued and unpaid interest until all amounts owed under the note have been repaid in full. Laurus also agreed to a modification of their agreements with us that limits the amount of our common stock that they may own at any time to 4.99%.

         In connection with our arrangement with Laurus regarding the repayment of its note, Laurus agreed that 500,000 warrants of the 1,000,000 warrants originally issued in connection with the 8% Convertible Note, would be cancelled. Laurus further agreed that upon receipt of payments in the aggregate amount of $225,000, it would return all shares of common stock of ConectiSys held as security with the exception of 2,335,885 shares which would remain outstanding as security for the full satisfaction of our obligations to Laurus. Finally, we agreed to re-price 250,000 warrants held by Laurus from an exercise price of $0.192 per share to an exercise price of $0.10 per share and also agreed to re- price another 250,000 warrants held by Laurus from an exercise price of $0.192 per share to an exercise price of $0.15 per share. As of June 30, 2002, approximately $233,000 of principal and accrued and unpaid interest under this note remained outstanding and as of August 12, 2002, approximately $237,000 of principal and accrued and unpaid interest under this note remained outstanding

         In February 2002, we borrowed $340,000 from the Mercator Momentum Fund in order to make the initial $100,000 payment under our settlement arrangement with Laurus and to fund continuing development of our H-Net(TM) system. This loan from the Mercator Momentum Fund was a short-term loan due May 15, 2002 and accrues interest an annual rate of 18%. The loan was secured by shares of our common stock. As of June 13, 2002, we owed Mercator Momentum Fund approximately $243,000 of principal and accrued and unpaid interest under this loan and were in default in the repayment of this debt.

        On June 14, 2002, Mercator Momentum Fund transferred collateral in the form of 5,861,814 shares of our common stock into its name as a result of our default on its loan. Of the 5,861,814 shares of common stock transferred into the name of Mercator Momentum Fund, 3,500,000 shares of our common stock were issued and pledged as collateral by us in February 2002, and 2,361,814 shares of our common stock were issued and pledged as collateral by Robert Spigno, our Chief Executive Officer, in February 2002.

         On June 21, 2002, Mercator Momentum Fund filed an action against Conectisys Corporation, Robert A. Spigno and Patricia A. Spigno in the Superior Court of California, County of Los Angeles (Case No. BC276283) for breach of promissory note, foreclosure of security interests and fraud and deceit. Mr. Spigno is the Chairman of the Board and a director of our company and is also our Chief Executive Officer. Ms. Spigno is our Secretary and Chief Financial Officer. On July 3, 2002, Mercator Momentum Fund filed a first amended complaint in the Superior Court of California, County of Los Angeles (Case No. BC276283) adding a claim for common count for money lent. Mercator Momentum Fund seeks damages of approximately $243,000 plus approximately $66 in interest per day commencing June 21, 2002 and other compensatory and punitive damages of unspecified amount. The complaint relates to the loan in February 2002 from Mercator Momentum Fund of $340,000, as more particularly described above. We believe that Mercator Momentum Fund's claims are without merit because, among other factors, we have affirmative defenses to those claims, including usury and the satisfaction of amounts owed under loan from Mercator Momentum Fund as a result of the enforcement by Mercator Momentum Fund of its security interest in shares of our common stock. We intend to vigorously defend against these claims and to pursue appropriate counterclaims against Mercator Momentum Fund. Due to the size of the amount owed to Mercator Momentum Fund and our poor financial condition, an adverse decision in the litigation against us could have a materially negative impact on our financial condition and business prospects, including the development of our H-Net(TM) system.

         In March 2002, we issued $300,000 of our secured convertible debentures to four accredited investors in the first stage of a three-stage offering. The secured convertible debentures are due March 29, 2003 and provide for interest at the rate of 12% per annum. The secured convertible debentures were accompanied by warrants to purchase up to an aggregate of 1,500,000 shares of common stock. The net proceeds of that offering, after payment of related expenses, were approximately $225,000. As of August 12, 2002, an aggregate of $236,780 of principal plus related accrued and unpaid interest relating to the debentures issued in March 2002 remained outstanding.

         In May 2002, we issued $150,000 of our secured convertible debentures to four accredited investors in the second stage of a three-stage offering. The secured convertible debentures are due May 10, 2003 and provide for interest at the rate of 12% per annum. The secured convertible debentures were accompanied by warrants to purchase up to an aggregate of 750,000 shares of common stock. The net proceeds of that offering, after payment of related expenses, were approximately $140,000. As of August 12, 2002, an aggregate of $150,000 of principal plus related accrued and unpaid interest relating to the debentures issued in May 2002 remained outstanding.

         In June 2002, we issued $300,000 of our secured convertible debentures to four accredited investors in the third stage of a three-stage offering. The secured convertible debentures are due June 17, 2003 and provide for interest at the rate of 12% per annum. The secured convertible debentures were accompanied by warrants to purchase up to an aggregate of 1,500,000 shares of common stock. The net proceeds of that offering, after payment of related expenses, were approximately $237,500. As of August 12, 2002, an aggregate of $300,000 of principal plus related accrued and unpaid interest relating to the debentures issued in June 2002 remained outstanding.

         As of August 12, 2002 we had two additional notes due September 1, 2002 payable in the approximate aggregate amount of $258,500, of which one note in the approximate amount of $114,600 was held by Robert Spigno, our Chairman of the Board and Chief Executive Officer. These notes bear interest at an annual rate of 18%.

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

EFFECT OF INFLATION

         Inflation did not have any significant effect on the operations of the Company during the quarter ended June 30, 2002. Further, inflation is not expected to have any significant effect on future operations of the Company.

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

         Since the fair value is estimated at June 30, 2002, the amounts that will actually be realized or paid at settlement of the instruments could be significantly different. The carrying amount of cash and cash equivalents is assumed to be the fair value because of the liquidity of these instruments. Accounts payable, accrued compensation, due to officer, other current liabilities, and notes payable approximate fair value because of the short maturity of these instruments. Long-term debt is recorded at face value because the principal amount is convertible into common stock.

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

     WE HAVE NO HISTORY OF REVENUES, HAVE INCURRED SIGNIFICANT LOSSES, EXPECT CONTINUED LOSSES AND MAY NEVER ACHIEVE PROFITABILITY. IF WE CONTINUE TO INCUR LOSSES, WE MAY HAVE TO CURTAIL OUR OPERATIONS, WHICH MAY PREVENT US FROM SUCCESSFULLY DEPLOYING OUR H-NET(TM) WIRELESS METER READING SYSTEM.

         We have no history of revenues, have not been profitable and expect continued losses. Historically, we have relied upon cash from financing activities to fund all of the cash requirements of our activities and have incurred significant losses and experienced negative cash flow. As of June 30, 2002, we had an accumulated deficit of approximately $22,390,000. For our fiscal year ended September 30, 2001, we incurred a net loss of $2,154,367 and for our fiscal year ended September 30, 2000, we incurred a net loss of $3,812,140. We cannot predict when we will become profitable or if we ever will become profitable, and we may continue to incur losses for an indeterminate period of time and may never achieve or sustain profitability. An extended period of losses and negative cash flow may prevent us from successfully deploying our H-Net(TM) wireless meter reading system, or our H- Net(TM) system, and operating or expanding our business. As a result of our financial condition, our independent auditors have issued an opinion questioning our ability to continue as a going-concern.

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

         We require additional financing. Deteriorating global economic conditions may cause prolonged declines in investor confidence in and accessibility to capital markets. Future financing may not be available on a timely basis, in sufficient amounts or on terms acceptable to us. This financing may also dilute existing shareholders' equity. Any debt financing or other financing of securities senior to our common stock will likely include financial and other covenants that will restrict our flexibility. At a minimum, we expect these covenants to include restrictions on our ability to pay dividends on our common stock. Any failure to comply with these covenants would have a material adverse effect on our business, prospects, financial condition and results of operations because we could lose any then-existing sources of financing and our ability to secure new sources of financing may be impaired.

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

         As of August 12, 2002, we had outstanding 48,534,286 shares of common stock, of which all but approximately 19,849,000 shares were unrestricted under the Securities Act of 1933. As of August 12, 2002, we also had outstanding options, warrants, promissory notes, convertible debentures and preferred stock that were exercisable for or convertible into approximately 194,337,000 shares of common stock, approximately 145,255,000 of which are covered by registration rights. Sales of a substantial number of shares of our common stock in the public market, or the perception that sales could occur, could adversely affect the market price of our common stock. Any adverse effect on the market price of our common stock could make it difficult for us to raise additional capital through sales of equity securities at a time and at a price that we deem appropriate.

     CONVERSION OR EXERCISE OF OUR OUTSTANDING DERIVATIVE SECURITIES COULD SUBSTANTIALLY DILUTE YOUR INVESTMENT BECAUSE THE CONVERSION AND EXERCISE PRICES OF THOSE SECURITIES AND/OR THE NUMBER OF SHARES OF COMMON STOCK ISSUABLE UPON CONVERSION OR EXERCISE OF THOSE SECURITIES ARE SUBJECT TO ADJUSTMENT.

         We have issued various notes, debentures and warrants that are convertible or exercisable at prices that are subject to adjustment due to a variety of factors, including fluctuations in the market price of our common stock and the issuance of securities at an exercise or conversion price less than the then- current exercise or conversion price of those notes, debentures or warrants. As of August 12, 2002, the closing price of a share of our common stock on the OTC Bulletin Board(R) was $0.025. On that date, our notes, debentures and warrants outstanding with adjustable conversion and/or exercise prices were convertible or exercisable into approximately 174,877,000 shares of our common stock. The number of shares of common stock that these adjustable securities ultimately may be converted into or exercised for could prove to be greater than this amount if the market price of our common stock declines. You could, therefore, experience substantial dilution of your investment as a result of the conversion or exercise of our outstanding derivative securities.

         The applicable conversion price of our debentures issued to certain security holders is variable and does not have a lower- limit, therefore the dilutive effect to our existing security holders is theoretically limitless. Conversely, because the variable conversion price of these debentures has an upper limit, an increase in the trading price of a share of our common stock will result in a limited benefit to existing security holders with respect to the conversion of these debentures. The following table sets forth the number of shares issuable upon conversion of the principal portion of the debentures issued to certain security holders and outstanding as of August 12, 2002, based upon the indicated
hypothetical trading prices:
                                         Number of            Percentage
Hypothetical       Conversion             Shares              of Company's
Trading Price      Price (1)            Issuable(2)          Common Stock (3)
-------------     -----------------    -----------------   ---------------
   $0.1600             $.0600              11,446,333          19.08%
   $0.1200             $.0600              11,446,333          19.08%
   $0.0800             $.0400              17,169,500          26.13%
   $0.0400             $.0200              34,339,000          41.44%
   $0.0200             $.0100              68,678,000          58.59%
   $0.0100             $.0050             137,356,000          73.89%
   $0.0075             $.00375            183,141,333          79.05%
   $0.0050             $.00250            274,712,000          84.99%
   $0.0025             $.00125            549,424,000          91.88%

--------------------
(1) The conversion price of our debentures is the lower of (a) 50% of the average of the three lowest intraday trading prices of a share of our common stock on the OTC Bulletin Board(R) during the twenty trading days immediately preceding the conversion date, and (b) $0.06. As of August 12, 2002, the applicable conversion price was $0.005.

(2) Our current authorized capital allows us to issue a maximum of 250,000,000 shares of common stock.

(3) Amounts are based on 48,534,286 shares of our common stock outstanding as of August 12, 2002 plus the corresponding number of shares issuable. Each of the security holders may not convert our debentures into more than 4.9% of our then-outstanding common stock; however, the security holders may waive the 4.9% limitation, thus allowing the conversion of their debentures into a number of shares of common stock in excess of 4.9% of our then-outstanding common stock.

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

     OUR COMMON STOCK PRICE IS SUBJECT TO SIGNIFICANT VOLATILITY, WHICH COULD RESULT IN SUBSTANTIAL LOSSES FOR INVESTORS AND IN LITIGATION AGAINST US.

         The stock market as a whole and individual stocks historically have experienced extreme price and volume fluctuations, which often have been unrelated to the performance of the related corporations. During the quarter ended June 30, 2002, the high and low closing sale prices for a share of our common stock were $0.13 and $0.018, respectively. The market price of our common stock may exhibit significant fluctuations in the future response to various factors, many of which are beyond our control and which include:

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

         Provisions of our articles of incorporation and bylaws may delay or frustrate the removal of incumbent directors and may prevent or delay a merger, tender offer or proxy contest involving ConectiSys that is not approved by our board of directors, even if those events may be beneficial to the interests of our shareholders. For example, as of August 12, 2002, Robert A. Spigno, our Chairman of the Board and Chief Executive Officer, was the holder of 200,020 shares of our Class A Preferred Stock. As of that date, Mr. Spigno also held an option, exercisable at $1.00 per share until its expiration on December 1, 2003, to purchase up to 250,000 additional shares of our Class A Preferred Stock. Under our articles of incorporation, each share of Class A Preferred Stock is entitled to 100 votes per share on all matters presented to our shareholders for action. Consequently, Mr. Spigno may have sufficient voting power to control the outcome of all corporate matters submitted to the vote of our common shareholders. Those matters could include the election of directors, changes in the size and composition of the board of directors, and mergers and other business combinations involving ConectiSys. In addition, through his control of the board of directors and voting power, Mr. Spigno may be able to control certain decisions, including decisions regarding the qualification and appointment of officers, dividend policy, access to capital (including borrowing from third-party lenders and the issuance of additional equity securities), and the acquisition or disposition of assets by ConectiSys. Also, the concentration of voting power in the hands of Mr. Spigno could have the effect of delaying or preventing a change in control of ConectiSys, even if the change in control would benefit our shareholders, and may adversely affect the market price of our common stock.

                            PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         In February 2002, we borrowed $340,000 from the Mercator Momentum Fund. This loan from the Mercator Momentum Fund was a short-term loan due May 15, 2002 and accrues interest an annual rate of 18%. The loan was secured by shares of our common stock. As of June 13, 2002, we owed Mercator Momentum Fund approximately $243,000 of principal and accrued and unpaid interest under this loan and were in default in the repayment of this debt.

         On June 14, 2002, Mercator Momentum Fund transferred collateral in the form of 5,861,814 shares of our common stock into its name as a result of our default on its loan. Of the 5,861,814 shares of common stock transferred into the name of Mercator Momentum Fund, 3,500,000 shares of our common stock were issued and pledged as collateral by us in February 2002, and 2,361,814 shares of our common stock were issued and pledged as collateral by Robert Spigno, our Chief Executive Officer, in February 2002.

         On June 21, 2002, Mercator Momentum Fund filed an action against Conectisys Corporation, Robert A. Spigno and Patricia A. Spigno in the Superior Court of California, County of Los Angeles (Case No. BC276283) for breach of promissory note, foreclosure of security interests and fraud and deceit. Mr. Spigno is the Chairman of the Board and a director of our company and is also our Chief Executive Officer. Ms. Spigno is our Secretary and Chief Financial Officer. On July 3, 2002, Mercator Momentum Fund filed a first amended complaint in the Superior Court of California, County of Los Angeles (Case No. BC276283) adding a claim for common count for money lent. Mercator Momentum Fund seeks damages of approximately $243,000 plus approximately $66 in interest per day commencing June 21, 2002 and other compensatory and punitive damages of unspecified amount. The complaint relates to the loan in February 2002 from Mercator Momentum Fund of $340,000, as more particularly described above. We believe that Mercator Momentum Fund's claims are without merit because, among other factors, we have affirmative defenses to those claims, including usury and the satisfaction of amounts owed under loan from Mercator Momentum Fund as a result of the enforcement by Mercator Momentum Fund of its security interest in shares of our common stock. We intend to vigorously defend against these claims and to pursue appropriate counterclaims against Mercator Momentum Fund. Due to the size of the amount owed to Mercator Momentum Fund and our poor financial condition, an adverse decision in the litigation against us could have a materially negative impact on our financial condition and business prospects, including the development of our H-Net(TM) system.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         In April 2002, we issued an aggregate of 630,000 shares of common stock valued at $63,000 to a consultant for services rendered.

         In April 2002, we granted an option to purchase 500,000 shares of common stock to an investor, having an exercise price of $.10 per share with respect to 250,000 shares of common stock and $.15 per share with respect to the other 250,000 shares of common stock.

         In May 2002, we issued 100,000 shares of common stock valued at $5,000 to a consultant for services rendered.

                                     II-1

         In May 2002, we issued 200,000 shares of common stock and an option to purchase 200,000 shares of common stock at an exercise price of $.50 per share in a private placement transaction to one accredited investor in exchange for $20,000 in cash.

         On May 10, 2002 we issued an aggregate of $150,000 of 12% convertible debentures in a private offering to four accredited investors. Three of the investors, if certain conversion limitations are disregarded, are beneficial owners of 5% or more of our outstanding shares of common stock. The debentures initially were convertible into shares of common stock at the lesser of $.06 per share and 50% of the average of the lowest three intraday trading prices of a share of common stock during the 20 trading days immediately preceding conversion. The debentures were accompanied by warrants to purchase up to an aggregate of 750,000 shares of common stock at a per share exercise price equal to the lesser of $.045 and the average of the lowest three intraday trading prices during the 20 trading days immediately preceding an exercise.

         In June 2002, we issued an aggregate of 300,000 shares of common stock and an option to purchase 300,000 shares of common stock at an exercise price of $.50 per share in a private placement transaction to two accredited investors in exchange for $30,000 in cash.

         In June 2002, we issued an aggregate of 2,903,661 shares of common stock to four accredited investors upon conversion of an aggregate of $53,250 in principal plus related interest on our convertible debentures.

         In June 2002, we issued an aggregate of 1,098,707 shares of common stock valued at $42,789 to three consultants for services rendered.

         On June 17, 2002 we issued an aggregate of $300,000 of 12% convertible debentures in a private offering to four accredited investors. Three of the investors, if certain conversion limitations are disregarded, are beneficial owners of 5% or more of our outstanding shares of common stock. The debentures initially were convertible into shares of common stock at the lesser of $.06 per share and 50% of the average of the lowest three intraday trading prices of a share of common stock during the 20 trading days immediately preceding conversion. The debentures were accompanied by warrants to purchase up to an aggregate of 1,500,000 shares of common stock at a per share exercise price equal to the lesser of $.045 and the average of the lowest three intraday trading prices during the 20 trading days immediately preceding an exercise.

         Exemption from the registration provisions of the Securities Act of 1933 for the transactions described above is claimed under Section 4(2) of the Securities Act of 1933, among others, on the basis that such transactions did not involve any public offering and the purchasers were sophisticated with access to the kind of information registration would provide.

                                     II-2

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         In February 2002, we borrowed $340,000 from the Mercator Momentum Fund. This loan from the Mercator Momentum Fund was a short-term loan due May 15, 2002 and accrues interest an annual rate of 18%. The loan was secured by shares of our common stock. As of June 13, 2002, we owed Mercator Momentum Fund approximately $243,000 of principal and accrued and unpaid interest under this loan and were in default in the repayment of this debt.

         On June 14, 2002, Mercator Momentum Fund transferred collateral in the form of 5,861,814 shares of our common stock into its name as a result of our default on its loan. Of the 5,861,814 shares of common stock transferred into the name of Mercator Momentum Fund, 3,500,000 shares of our common stock were issued and pledged as collateral by us in February 2002, and 2,361,814 shares of our common stock were issued and pledged as collateral by Robert Spigno, our Chief Executive Officer, in February 2002.

         On June 21, 2002, Mercator Momentum Fund filed an action against Conectisys Corporation, Robert A. Spigno and Patricia A. Spigno in the Superior Court of California, County of Los Angeles (Case No. BC276283) for breach of promissory note, foreclosure of security interests and fraud and deceit. Mr. Spigno is the Chairman of the Board and a director of our company and is also our Chief Executive Officer. Ms. Spigno is our Secretary and Chief Financial Officer. On July 3, 2002, Mercator Momentum Fund filed a first amended complaint in the Superior Court of California, County of Los Angeles (Case No. BC276283) adding a claim for common count for money lent. Mercator Momentum Fund seeks damages of approximately $243,000 plus approximately $66 in interest per day commencing June 21, 2002 and other compensatory and punitive damages of unspecified amount. The complaint relates to the loan in February 2002 from Mercator Momentum Fund of $340,000, as more particularly described above. We believe that Mercator Momentum Fund's claims are without merit because, among other factors, we have affirmative defenses to those claims, including usury and the satisfaction of amounts owed under loan from Mercator Momentum Fund as a result of the enforcement by Mercator Momentum Fund of its security interest in shares of our common stock. We intend to vigorously defend against these claims and to pursue appropriate counterclaims against Mercator Momentum Fund. Due to the size of the amount owed to Mercator Momentum Fund and our poor financial condition, an adverse decision in the litigation against us could have a materially negative impact on our financial condition and business prospects, including the development of our H-Net(TM) system.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         None.

                                     II-3

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits
                  --------

Exhibit No.    Description
-----------    -----------

    10.1       Form of Secured Convertible Debenture due May 10, 2003 (1)

    10.2       Form of Common Stock Purchase Warrant dated as of
               May 10, 2002 (1)

    10.3 Consulting Agreement dated as of June 1, 2002 by and between Conectisys Corporation and Clifford Mastricola (2)

    10.4       Form of Secured Convertible Debenture due June 17, 2003

    10.5       Form of Common Stock Purchase Warrant dated as of
               June 17, 2002

    10.6 Consulting Agreement dated as of April 1, 2002 by and between Conectisys Corporation and The N.I.R. Group, LLC

    99.1 Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002

----------
(1) Filed as an exhibit to the Registrant's Form 10-QSB for the quarter ended March 31, 2002 and incorporated herein by reference.
(2) Filed as an exhibit to the Registrant's Form S-8 filed with the Securities and Exchange Commission on August 5, 2001 (Registration No. 333-97673) and incorporated herein by reference.

         (b)      Reports on Form 8-K
                  -------------------

                  None.

                                     II-4

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            CONECTISYS CORPORATION

Dated: August 22, 2002      By: /s/ ROBERT A. SPIGNO
                                ---------------------------------------
                                Robert A. Spigno
                                Chairman of the Board and
                                Chief Executive Officer
                                (Principal Executive Officer)


                            By: /s/ PATRICIA A. SPIGNO
                                ---------------------------------------
                                Patricia A. Spigno
                                Chief Financial Officer
                                (Principal Financial and Accounting Officer)


                                   EXHIBITS

Exhibit No.    Description
-----------    -----------

    10.4       Form of Secured Convertible Debenture due June 17, 2003

    10.5       Form of Common Stock Purchase Warrant dated as of
               June 17, 2002

    10.6 Consulting Agreement dated as of April 1,2002 by and between Conectisys Corporation and The N.I.R. Group, LLC

    99.1 Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002