Form 10KSB
period 2002-09-30
CONECTISYS CORP
filed 2003-01-21
CIK 790273

<pre>
================================================================================

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(MARK ONE)
 [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934 For the fiscal year ended September 30, 2002     OR

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

         Securities registered under Section 12(b) of the Exchange Act:
          Title of each class      Name of each exchange on which registered
                None                                   None

            Securities registered under Section 12(g) of the Exchange Act:
                           Common Stock, no par value
                                (Title of Class)
_____________________

Check whether  the issuer  (1) filed  all reports  required to  be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES | | NO |X|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. | |

The registrant's revenues for the twelve months ended September 30, 2002 were $0 (zero).

As of January 6, 2003, the aggregate market value of the common equity held by nonaffiliates of the registrant was approximately $888,680. The number of shares outstanding of the registrant's only class of common stock was 97,110,266 on January 6, 2003.

Transitional Small Business Disclosure Format (check one):YES |  | NO |X|

DOCUMENTS INCORPORATED BY REFERENCE: None.

===========================================================================

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

Company Overview

        We were incorporated in Colorado on February 2, 1986 under the name Coastal Financial Corp. On December 5, 1994, Coastal Financial Corp. changed its name to BDR Industries, Inc. which changed its name on October 16, 1995, to ConectiSys Corporation.

        Since 1995, we have been engaged in the development of a low-cost automatic meter reading, or AMR, solution. We have developed a low-cost AMR solution that includes a proprietary system employing specialized hardware and software that will allow for residential and commercial applications. Our proprietary system is called H-Net(TM), which is a trademark of ConectiSys.

        We are currently in a cost-reduction phase of the development of our H -Net(TM) system and have completed the development for commercial production of our H-Net(TM) 4.0 wireless meter reading product. We have not yet sold any H-Net(TM) systems and we do not expect any significant sales of our H-Net(TM) systems until mid 2003. Accordingly, we have not earned any significant revenues from the sale of H-Net(TM) systems. We have no history of revenues and have incurred significant losses since the beginning of the development of our H-Net(TM) system. We have a significant accumulated deficit and negative working capital. As a result of our financial condition, our independent auditors have issued an opinion questioning our ability to continue as a going concern.

Industry Overview

        Over the   past several   years, the   AMR industry   has undergone
tremendous growth. Many factors have contributed to this growth, including:

o a surge in demand for wireless data transmission services that increase the efficiency of meter reading service companies;

o mandates by federal and state regulators requiring that the energy industry utilize automatic meter reading technologies and read meters with increased frequency;

o an apparent nation-wide trend toward deregulation of the energy industry, which may enable a large number of new energy service providers to enter the market who will require easily obtainable, accurate and comprehensive data regarding their customers' energy usage; and

o a growing preference among commercial, industrial and governmental enterprises for automation of remote data acquisition and collection activities through wired and wireless communications technologies.

        Although the need for a comprehensive, low-cost AMR solution has become widespread a viable solution remains unmet for many reasons, including the following:

o the high cost of hardware and installation of traditional wireless data collection processes employing technologies similar to cellular or other wireless data transmission towers;

o the failure of existing AMR systems to satisfy the mandates imposed by government regulations concerning the collection and transmission of data; and

o the failure of existing AMR systems to provide true two-way data communications, a result of which those systems are less accurate and do not provide increases in efficiency allowed by two-way data communications systems.

        Responding to the growing demand for communications services and increased competitive pressures, businesses and government organizations that rely heavily on information technology are devoting significant resources to the evaluation and purchase of data transmission products.

        According to the Annual Electricity Utility Report for 2000 of the Energy Information Administration, which compiles official energy statistics from the United States government, there are approximately 125 million energy meters in the United States, approximately 12.5 million of which are located in California. Our goal is to achieve sufficient proliferation of our H-Net(TM) system so that it is installed in one percent of the energy meters in the United States or ten percent of the energy meters in the State of California. Initially, we intend our principal efforts to be focused on the deployment of our H-Net(TM) system in the State of California.

Our Strategy

        We have strived to develop expertise relating to AMR systems and products. Our goal is to become a leading provider of products and services relating to data acquisition from remote locations and data collection at centralized locations. Our business strategy to achieve this goal includes the following elements:

o Develop strategic relationships. We have explored and intend to continue to explore the possibility of entering into strategic relationships with manufacturers of energy meters, utility companies, energy providers and others in order to promote the adoption of our H -Net(TM) system within the energy and AMR industries.

o Establish outsource manufacturing for full-scale commercial production. We have the means of outsourcing small-scale production of the products employed in our H-Net(TM) system. We intend to continue the cost - reduction phase of our H-Net(TM) system's development and in doing so, we intend to examine various manufacturing alternatives, including strategic relationships with manufacturers of energy meters and third-party manufacturing of the products employed in our H-Net(TM) system for use in energy meters.

o Build market share for our products. We intend to establish ourselves as the source for comprehensive, low-cost AMR solutions and plan to focus on building our own market share for our H -Net(TM) system and further develop our H-Net(TM) system where market demand is identified. We also plan to develop new products and enhancements to meet or exceed the evolving requirements of both centralized and remote applications of our technologies.

o       Intensify our marketing activities.  As funds become available, we
        intend to  invest  in  a comprehensive   targeted, product-specific
        marketing  program to  raise  awareness  of ConectiSys   and our  H
        -Net(TM)  system and in order to attract customers.

o Continue to develop wireless products. We intend to continue to invest in research and development of wireless products to meet the needs of the AMR industry. We believe that the expertise that
        we  have  developed  in creating   our existing   H-Net(TM) system
        will enable us to enhance our products, develop new products and services and respond to emerging technologies in a cost -effective and timely manner.

Our H-Net(TM) System

        Our H-Net(TM) system is designed to enable users to remotely read electronic energy usage meters without the necessity of someone traveling to and physically reading the meter. The predominant method of reading electronic meters is for an individual to travel to the site of the meter and make a record of the data compiled by that meter, either manually as a notation in a log book or electronically by inputting the data into a handheld or other electronic data retention device. In the case of a log book, the information is then typically recorded manually into a centralized database for energy usage tracking and billing purposes. In the case of a electronic data retention device, the information is typically downloaded to a centralized database for these purposes. Residential meters are customarily read on a monthly basis, allowing only a limited ability to track energy usage fluctuations over periods of less than one month. In addition, physical reading of meters is accompanied by the problem of reader error, causing inefficiencies resulting from necessary corrective procedures. Our H-Net(TM) system is designed to provide continuous meter
- reading capabilities, address the inefficiencies that accompany physical meter reading and provide additional benefits to its users.

        We believe that the anticipated deployment costs of our H-Net(TM) system are small compared to other AMR products because there are no cellular or other telecommunications or wireless towers to erect or expensive hardware infrastructure to install. We anticipate that all field installations and deployment programs of our H-Net(TM) system will be administered by United Telemetry Company, one of our two wholly-owned subsidiaries. The data collected by H-Net(TM)-equipped meters will be transmitted over the unlicensed ISM 900 MHz radio frequency band. Our H
- Net(TM) system allows for high-density data transmissions, which we believe makes it ideal for metropolitan and other crowded areas where a large amount of data would normally be collected.

H-Net(TM)-Equipped Meters

        Our H-Net(TM) system is comprised of the following three principal components that operate together to provide what we believe to be a comprehensive, low-cost AMR solution: H-Net(TM)-equipped meters, base stations and a network operating center. The first component of our H -Net(TM) system is an electronic meter put into service at a residence that is equipped with a circuit board that contains a memory module, microprocessor and a two-way radio transmission and receiver device that operates in the ISM 900 MHz radio frequency band. This circuit board may also be retrofitted to some existing meters. We refer to each energy meter equipped with this circuit board and that is connected to our AMR network as an H- Net(TM)-equipped meter or a "node." With the installation of each H-Net(TM)- equipped meter, the existing installed H-Net(TM)-equipped meters self- configure by transmitting configuration data to other H-Net(TM) -equipped meters and receiving configuration data from other H-Net(TM) -equipped meters.

Base Stations

        Our AMR network, when it is operational, will be partially comprised of these H-Net(TM)-equipped meters, each communicating to another with the final communication of data in a given communication cycle being transmitted to the second component of our H-Net(TM) system, a base station. We anticipate that a base station will be housed in a small metal box, no larger than the size of a shoe box, that contains a memory module, microprocessor, radio transmission and receiver device and a modem. The node and base station configuration is similar to a hub and spoke configuration, but rather than direct communication among each of the nodes and the base station, numerous nodes will communicate with one another in a web configuration with some nodes sending final transmission to the base station of the data collected by many other nodes. The base station is designed to receive data transmissions from various nodes in its local network and use its modem to place a local telephone call and transmit the data it has collected to the third component of our H-Net(TM) system, our network operating center. We anticipate that the base stations will deliver energy meter data four times an hour, twenty-four hours a day to our network operating center.

Network Operating Center

        We plan to use a computer center located at our main office facility to store the information gathered from the H-Net(TM)-equipped meters. We call this computer center our network operating center. We have designed our network operating center to support up to one million H -Net(TM)- equipped meters. We anticipate that our network operating center will be the central control center for our entire AMR network and will operate in a large geographic area. We plan to use the network operating center to archive all data for future use and as a protective measure against data loss or corruption. After the data archival process, we expect that the network operating center will handle uploading of the data to the Internet where it can be accessed by users directly and also downloaded through an interpreter software program into a utility company's or energy service provider's database. We anticipate that our network operating center will be administered by our wholly-owned subsidiary, eEnergyServices.com, Inc.

The H-Net(TM) Network

        The H-Net(TM) network, once deployed, will be comprised of our network operating center and local networks, which in turn are each comprised of a base station and H-Net(TM)-equipped meters. Each H
-Net(TM)-equipped   meter   can    communicate   with    other   H-Net(TM)
-equipped   meters  that  are  up   to a  distance  of approximately   one
-quarter mile away. We plan to install a base station for every H -Net(TM)-equipped meter area. Our base stations are designed to receive data transmissions from up to 20,000 H-Net(TM)-equipped meters. We have designed our system so that a base station can transmit the accumulated data it has received from the H-Net(TM) -equipped meters in its local network by telephone every fifteen minutes by using its modem to communicate with our network operating center. Once the data from the H - Net(TM)-equipped meters arrives from the base stations at the network operating center, the data can be assembled into various formats for billing customers as well as for management of energy purchasing and energy conservation programs.

        Our H-Net(TM) system has certain limitations inherent in each local network, each of which is comprised of H-Net(TM)-equipped meters and a base station. Each local network has the following principal limitations:

o       it can consist of a maximum of 20,000 H-Net(TM)-equipped meters;

o        each H-Net(TM)-equipped  meter must  be within  approximately one
         -quarter  mile   of  another   H-Net(TM)-equipped  meter   in  the
         same local network; and

o       the maximum radius of a local network is five miles.

        In addition to the limitations described above, our H-Net(TM) -equipped meters transmit data using the ISM 900 MHz radio frequency band, which is an unlicensed frequency band. Because this frequency band is not regulated, it may be subjected to heavy communication traffic, which could potentially cause interference with the data transmissions of our H -Net(TM)-equipped meters.

H-Net(TM) Services

        We plan to offer a wide variety of services to utility companies and energy service providers in addition to reading their customers' energy meters. We anticipate that these services will include energy management, data storage and archiving, and the provision of near real-time energy usage data in order to evaluate energy consumption and determine cost savings procedures. We plan to provide complete billing and accounting transaction services to utility companies and energy providers as well as to end-users of energy.

        Our H-Net(TM) system employs new technology developed to allow utility companies and energy service providers to have a wireless network of intelligent meters, with each meter communicating with another and passing data back and forth, allowing near real-time energy consumption data to be collected. We believe that energy service providers will have an opportunity to save money by efficiently collecting accurate energy usage profiles and using this near real-time energy usage data to competitively bid for energy in the newly deregulated energy markets.

        Our H-Net(TM) system has been designed so that an energy service provider can determine exactly how much electric power a metropolitan area, a neighborhood, or even an individual residence is using. Energy users who have H-Net(TM)-equipped meters will have the ability to check their energy consumption and billing rates in near real-time by obtaining this information over the Internet, which we believe will promote energy conservation.

H-Net(TM) Product Development and Pilot Programs

        Our product development efforts are directed toward developing an AMR solution in the form of our H-Net(TM) system. We believe that our existing expertise in data transmission devices provides us with a strong technology base to pursue this objective. Our product development efforts focus on the following principles:

o Development of New Products and Technology. We plan to assess domestic and international market trends, with the focus of developing new products designed to meet emerging market demands. In developing new products, we plan to attempt to combine our existing technology base with new technologies to provide a broader range of automation and data communications and data acquisition solutions to end users.

o Improvement of Existing Technology. We seek to expand the features and functionality of our existing H-Net(TM) system technology through modifications and enhancements to meet the changing needs of the marketplace. We are reviewing the design of our products to determine areas of potential cost savings or enhanced product quality and reliability.

        We believe our future success will depend, in part, upon our ability to expand and enhance the features of our H-Net(TM) system and to develop and introduce new products designed to meet changing customer needs on a cost- effective and timely basis. Consequently, failure by us to respond on a timely basis to technological developments, changes in industry standards or customer requirements, or any significant delay in product development or introduction, could have a material adverse effect on our business and results of operations. We cannot assure you that we will respond effectively to technological changes or new product announcements by others or that we will be able to successfully develop and market new products or product enhancements.

        On February 15, 2000, we successfully launched our H-Net(TM) pilot test program in Los Angeles, California. Although this initial pilot program was small, it was a working model of our first-generation H-Net(TM) system that demonstrated the capabilities of our H-Net(TM) system as an AMR solution. This initial pilot program demonstrated the technology of our H
- Net(TM) system, which remotely acquires near real-time data from an energy meter, processes this data to show energy usage and cost, and can display this information on the Internet.

        In September 2000, we successfully launched a second pilot test program for which we developed a portable wireless network capable of demonstrating our H-Net(TM) system anywhere in the country.

        Based upon the success of our early-generation H-Net(TM) systems in our first two pilot test programs in demonstrating our H-Net(TM) system as a viable means of remotely reading energy meters and collecting the resulting data, we successfully launched a third pilot test program in September 2001.

        During 2002, we reached an understanding for the evaluation of our H-Net(TM) system in the Advanced Power and Energy Program at the University of California, Irvine. The program was to provide three levels of extensive laboratory and field-testing and evaluation.

        The Advanced Power and Energy Program was engaged in the development of test protocols for distributed resources, including micro turbine generators, fuel cells, and combined heat and power applications. The Advanced Power and Energy Program had plans to undertake the development of test protocols for advanced meter reading and real time-of
- use metering under the auspices of stakeholder agencies such as the California Energy Commission. As part of this program, the University of California, Irvine, through its Advanced Power and Energy Program, planned to test and evaluate technologies such as our H-Net(TM) system with the understanding that its mission was to accelerate the market viability of energy-related technologies and systems.

        We have been informed by the director of the Advanced Power and Energy Program that it is currently reorganizing. The director has further informed us that the Advanced Power and Energy Program has changed its priorities and does not intend to test real time meter reading devices. Since we have an agreement with the director of the Advanced Power and Energy Program to test our H-Net(TM) system, we will continue to pursue testing and the completion of a pilot program with the Advanced Power and Energy Program. We believe that the current budget crisis in the State of California may cause sever financial cut-backs at all California state university-operated research facilities and that this budget crisis is the cause of the recent reorganization by the Advanced Power and Energy Program.

        We believe that if we are able to cause the Advanced Power and Energy Program to complete its testing and pilot program relating to our H
- Net(TM) system, that the Advanced Power and Energy Program will provide our H- Net(TM) system a national platform upon which to prove itself as a viable, efficient and reliable method of automated meter reading at a cost that is comparable to the current physical methods of meter reading.

        We are actively pursuing and planning other field testing programs with various utility companies and energy service providers across the country. However, we expect that future field testing programs will be in conjunction with the first stages of sales or licensing of our H-Net(TM) system to utility companies, energy service providers and other parties.

The H-Net(TM) Wireless Network Vision

        We have designed and will continue to design our H-Net(TM) system to
deliver  a  comprehensive  and   robust  AMR  solution  that   enables  the
realization of substantial efficiencies in the remote meter reading and centralized data collection contexts and that provides numerous features and services. In addition to its many other planned features and services, we are designing our H-Net(TM) system to:

o constantly monitor an end-user's energy meter and gather meter data and display it on the Internet in fifteen-minute intervals, twenty-four hours a day;

o allow the end-user to access an information link on the Internet taking them directly to the energy usage data transmitted by their H-Net(TM)- equipped meter;

o provide utility companies, and energy service providers with reliable and accurate electricity usage records;

o enable a utility company or energy service providers to supply to end-users over the Internet information and special incentive offers regarding the use of energy at off-peak times, thereby improving energy conservation during critical peak periods. Other innovative offers may also be implemented such as pre-payment plans and direct purchases of additional energy over the Internet;

o allow an end-user to pay his or her energy bills over the Internet, at a very low administrative cost to the utility company and reduce billing delays;

o allow the monitoring of energy usage levels to ensure that utility companies and energy service providers are aware of any delivery problems, including power outages and energy thefts;

o provide utility companies with the ability to determine which of its customers does not have power without the aid of customer
        service  phone  calls,  thereby   allowing  service  crews  to   be
        dispatched more efficiently. By using our H-Net(TM) system, we believe that a utility company will be in a position to know precisely when each end-user's service is restored and the exact duration of a power outage;

o enhance safety and convenience by allowing the remote delivery and termination of electricity, with all billing transactions completely automated. We plan to design our H-Net(TM) system to allow end-users to request over the Internet the delivery of electricity;

o allow the distribution of electricity more efficiently and inexpensively with energy usage and other vital data informing each decision through the entire energy supply channel. We believe that by using our H-Net(TM)system, energy purchasers can make precise forecasts of purchasing requirements, eliminating much of the over
        - and under-purchasing of energy that contributes to volatile wholesale energy prices;

o allow end-users who are preparing to terminate or switch energy service providers to use the Internet to inform the current energy service provider of the change. At a precise time, selected by the end-user, our H- Net(TM) system has the ability to read the end -user's H-Net(TM)-equipped meter, pass the information to the current energy service provider's system to produce a final bill, and disconnect the end-user's electricity. In the case of a change in an energy service provider, the data from an H-Net(TM)- equipped meter can automatically be routed to a new energy service provider; and

o enable lower energy costs as a result of its efficiencies, quicker transactions with less paperwork and reduced potential for error. Lower energy and transaction costs will assist the transition to an open, competitive market for energy.

Government Regulation

        Our H-Net(TM) system is designed to comply with a significant number of industry standards and regulations, some of which are evolving as new technologies are deployed. In the United States, our H-Net(TM) system must comply with various regulations defined by the United States Federal Communications Commission, or FCC, and Underwriters Laboratories, or other nationally-recognized test laboratories, as well as industry standards. The regulatory approval process can be time-consuming and can require the expenditure of substantial resources. We cannot assure you that the FCC will grant the requisite approvals for our H-Net(TM) system on a timely basis, or at all. The failure of our H-Net(TM) system to comply, or delays in compliance, with the various existing and evolving standards could
negatively  impact  our  ability  to  proliferate  our  H-Net(TM)   system.
Government regulations regarding the manufacture, sale and implementation of products and systems similar to our H-Net(TM) system and other data communications devices are subject to future change. We cannot predict what impact, if any, such changes may have upon our business.

        We do not anticipate that any government regulations will hamper our efforts to deploy our H-Net(TM) system. Rather, the restructuring of the energy market in the United States has required the reading of energy meters much more frequently than the current practice of once a month, thus making the physical meter reading techniques currently in use inadequate. Our H-Net(TM) system is designed to meet various government regulations mandating frequent meter readings and we are attempting to position ourselves so that we will be a beneficiary of these mandates. We believe that if we are able to preserve our relationship with the University of California, Irvine, as a result of its high-profile Advanced Power and Energy Program, we may be provided with a significant opportunity to secure government recognition of our H-Net(TM) system, and we hope that we can position our H-Net(TM) system to be referred to in government regulations, or informally, as the standard in the AMR industry.

Operations

        During the initial design and engineering phases for our H-Net(TM) system, we maintained low overhead costs and we plan to continue to do so until manufacturing and sales of our H-Net(TM) system are underway. We plan to hire additional personnel as needed during the coming year, including managerial, clerical, administration, sales, marketing, and customer service personnel.

        We plan to lease suitable office facilities for our operations within the Southern California area. We plan to initially utilize existing manufacturers to produce our products and will therefore likely not have a short-term need to lease or build manufacturing facilities. We intend to operate not principally as a manufacturer of products, but as a provider of comprehensive, cost-effective AMR solutions, and we plan to outsource manufacturing of the hardware employed in our H-Net(TM) system in order to achieve the highest cost-efficiencies.

Anticipated Revenues and Marketing

        Our H-Net(TM) system is designed to be a comprehensive, cost -effective AMR solution and an alternative to other AMR technologies and physical reading of meters. Our H-Net(TM) system is capable of providing meter data every fifteen minutes, twenty-four hours a day and nearly 3,000 times per month. Physical meter readings cost approximately $1.00 per meter. Our H - Net(TM) system is designed to meet the relatively low cost of physical meter reading while providing nearly 3,000 times more readings per month. We believe that our base cost to operate a fully-deployed H-Net(TM) system is approximately $.20 per meter per month, or approximately $.0000667 per reading.

        We plan to license our H-Net(TM) system technology to meter manufacturers so that they may incorporate it into their meters. We plan on deriving a small royalty per meter sold for every H-Net(TM)-equipped meter. We anticipate that the predominant source of any future revenues will be through recurring monthly service charges for reading, archiving and supplying data from H- Net(TM)-equipped meters and from providing other services described in more detail above. However, despite our belief of the cost-effectiveness and significant advantages of our H-Net(TM) system over physical meter reading practices and other AMR technologies, there can be no assurances that the market we intent to target will adopt or accept our H-Net(TM) system or that we will earn any significant revenues.

        We have developed a marketing plan that was formulated to help us achieve the following objectives:

o acquisition and retention of strategic beta test placement locations for H-Net(TM)-equipped meters;

o       formation of synergistic partnerships with energy service
        providers,  utilities  companies  and  internet  service providers,
        including  joint  ventures,  license  arrangements  and   strategic
        alliances;

o       participation    in   H-Net(TM)-equipped    meter   manufacturing
        partnerships and acquisition of Internet commerce sponsorship;

o promotion of unique features and specialized services of our H -Net(TM) system; and

o creation of industry awareness by implementing a public relations and marketing campaign along with establishing a relationship with the State of California and other states in an attempt to facilitate a long- term solution for the nation's energy needs.

        The current principal target of our marketing and sales efforts is the utility and energy service provider industries. These industries consist of a wide variety of organizations that use data communications in an automated process application, such as utilities and energy management companies. Responding to deregulation and other major changes taking place within the industry, electric power utility companies have become leading advocates in promoting the implementation of automation and technological advancement as a means of achieving cost savings as they enter the competitive arena. Utility companies are automating numerous distinct processes within their operating systems. Our H?Net(TM) system is designed for and sold for use in:

o the AMR context, which is intended primarily to eliminate the expense and inefficiencies of human meter readers and also is intended to provide data archival and delivery services as well as additional value- added services for the end-user; and

o distribution automation, which is the remote monitoring and control of power distribution networks. These control systems are often referred to as SCADA systems. SCADA is an acronym for Supervisory Control and Data Acquisition.

        If sufficient funds are not available for full deployment of our H-Net(TM) system, it is our intention to license our H-Net(TM) technology to various sectors of the energy industry, including meter manufacturers for integration into their meters. We also may license our software and software systems for archival of the data transmitted by H-Net(TM)-equipped meters to various utility companies and energy service providers. Under this scenario, we would also supply support and technical assistance to these various sectors of the energy industry while collecting revenues solely in the form of fees for licensing and support and technical assistance. We expect any revenue from this alternate strategy to be far less than our active participation in the collecting and archiving of meter data and the ancillary services described in greater detail above.

Competition

        Many companies have developed data transmission products designed to meet the growing demand for AMR solutions. We anticipate that our H -Net(TM) system will compete on the basis of features, price, quality, reliability, name recognition, product breadth and technical support and service. We believe that we generally will be competitive in each of these areas. However, many of our existing and potential competitors have significantly more financial, engineering, product development, manufacturing and marketing resources than we have. We cannot assure you that our competitors will not introduce comparable or superior products incorporating more advanced technology at lower prices, or that other changes in market conditions or technology will not adversely affect our ability to compete successfully in the future. We perceive the following companies as being the principal competition to our AMR solution in the form of our H-Net(TM) system:

Itron Inc.              Itron provides and has installed AMR systems
                        worldwide. Itron provides "drive-by" automated meter reading equipment.

CellNet Data Systems    CellNet provides fixed-network wireless AMR systems
                        and   has   installed  systems   in   Kansas  City,
                        Minneapolis,  San   Francisco,  Indianapolis,   and
                        through Puget Sound Power. CellNet has technology alliances with the major energy meter manufacturers and was recently acquired by Schlumberger.

Schlumberger Ltd.       Schlumberger's Resource Management Systems Division
                        has  deployed  meter reading  systems  that include
                        hand-held  meter   reading  devices.   Schlumberger
                        recently acquired CellNet and Metricom.

Hunt Technologies, Inc. Hunt provides power line carrier AMR systems with capabilities including substation switching. The market niche for Hunt's AMR systems is rural electric cooperatives.

Metricom Corporation    Metricom provides wireless communication networks
                        with fixed-wireless networks  installed in the  San
                        Francisco Bay Area, Seattle, Washington, D.C.,  and
                        at    universities.     Metricom    and     Whisper
                        Communications,  Inc.  have formed  an  alliance to
                        provide  AMR  systems.    Their  AMR  systems   are
                        installed at KN Energy  and Pacific Gas &  Electric
                        Company.   Metricom   recently   was   acquired  by
                        Schlumberger.

        We believe that we will be the only company able to collect data
transmitted   from   H-Net(TM)-equipped   meters,   thereby   ensuring  our
competitive advantage once we are able to achieve sufficient proliferation of our H- Net(TM)-equipped meters.

Customers

        We do not currently have revenue-generating customers as we have recently emerged from the development stage and have recently completed for commercial production the initial development of our AMR solution in the form of our H-Net(TM) system. We anticipate that once we commercially produce and install our H-Net(TM) system, our customers will include energy meter manufacturers, energy service providers, utility companies and end -users of energy.

Intellectual Property

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

Employees

        We have four full time employees and a five person advisory board. Our employees are involved in executive, corporate administration, operations, and sales and marketing functions. We also use the services of outside consultants and experts on many of our projects to help reduce costs. We consider our relations with our employees to be good. None of our employees is represented by a labor union.

ITEM 2. DESCRIPTION OF PROPERTY.

        Our principal operation center is located at 24730 Avenue Tibbitts, Suite 130, Valencia, California 91355. This 1,000 square foot space is leased for approximately $1,260 per month.

        We believe that our facilities are adequate for our needs for the near future.

ITEM 3. LEGAL PROCEEDINGS.

        In February 2002, we borrowed $340,000 from the Mercator Momentum Fund in order to make the initial $100,000 payment to Laurus Master Fund, Ltd. and to fund continuing development of our H-Net(TM) system. This loan from the Mercator Momentum Fund is a short-term loan due
May 15, 2002 and accrues interest an annual rate of 18%. The loan was secured by shares of our common stock. As of June 13, 2002, we owed Mercator Momentum Fund approximately $243,000 of principal and accrued and unpaid interest under this loan and were in default in the repayment of this debt.

        On June 14, 2002, Mercator Momentum Fund transferred collateral in the form of 5,861,814 shares of our common stock into its name as a result of our default on its loan. Of the 5,861,814 shares of common stock transferred into the name of Mercator Momentum Fund, 3,500,000 shares of our common stock were issued and pledged as collateral by us in February 2002, and 2,361,814 shares of our common stock were pledged as collateral by Robert Spigno, our Chief Executive Officer, in February 2002.

        On June 21, 2002, Mercator Momentum Fund filed an action against ConectiSys Corporation, Robert A. Spigno and Patricia A. Spigno in the Superior Court of California, County of Los Angeles (Case No. BC276283) for breach of promissory note, foreclosure of security interests and fraud and deceit. Mr. Spigno is the Chairman of the Board and a director of our company and is also our Chief Executive Officer. Ms. Spigno is our Secretary and Chief Financial Officer. On July 3, 2002, Mercator Momentum Fund filed a first amended complaint in the Superior Court of California, County of Los Angeles (Case No. BC276283) adding a claim for common count for money lent. Mercator Momentum Fund seeks damages of approximately $243,000 plus approximately $66 in interest per day commencing June 21, 2002 and other compensatory and punitive damages of unspecified amount. The complaint relates to the loan in February 2002 from Mercator Momentum Fund of $340,000, as more particularly described above. The case is currently in the discovery phase. We believe that Mercator Momentum Fund's claims are without merit because, among other factors, we have affirmative defenses to those claims, including usury and the satisfaction of amounts owed under loan from Mercator Momentum Fund as a result of the enforcement by Mercator Momentum Fund of its security interest in shares of our common stock. We intend to vigorously defend against these claims and to pursue appropriate counterclaims against Mercator Momentum Fund. Due to the size of the amount owed to Mercator Momentum Fund and our poor financial condition, an adverse decision in the litigation against us could have a materially negative impact on our financial condition and business prospects, including the development of our H-Net(TM) system.

        In 1997, the Securities and Exchange Commission filed suit in the United States District Court in the Central District of California against ConectiSys and other individuals seeking permanent injunctions against all defendants and civil penalties from those individuals based on alleged violations of Sections 5(a), 5(c) and 17(a)(1)-(3) of the Securities Act of 1933, Sections 15(c) and 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder in connection with the sale of common stock of ConectiSys in 1995 and 1996. Specifically, the Securities and Exchange Commission alleged that a fraudulent scheme was orchestrated and directed by ConectiSys and the other defendants to engage in the sale and distribution of unregistered shares of the common stock of ConectiSys by creating the appearance of an active trading market for the stock of ConectiSys and artificially inflating the price of its shares. After the conduct of a trial of this matter without a jury, the court found in favor of the Securities and Exchange Commission on the claim that ConectiSys violated Sections 5(a), 5(c), and 17(a) of the Securities Act of 1933. ConectiSys was not found to have violated section 10(b), 10(b-5), or 15(c) of the Securities Exchange Act of 1934. We were subsequently ordered to disgorge proceeds totaling $175,000, but appealed the judgment against us in favor of the Securities and Exchange Commission.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        During the quarter ended September 30, 2002, no matters were submitted to a vote of the holders of our securities.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

        The following table shows the high and low closing bid prices of our common stock for the periods presented, as obtained from Pink Sheets LLC, a research service that compiles quote information reported on the National Association of Securities Dealers composite feed or other qualified interdealer quotation medium. The quotations listed below reflect interdealer prices, without retail mark-up, mark-down or commissions, and may not represent actual transactions. Our common stock trades on the OTC Bulletin Board(R) under the symbol "CNES."

                                                        Price Range
                                                        High    Low
Year Ended September 30, 2001:
        First Quarter (October 1 - December 31)      $  0.325 $ 0.09
        Second Quarter (January 1 - March 30)           0.55    0.09
        Third Quarter (April 1 - June 30)               0.36    0.16
        Fourth Quarter (July 1 - September 30)          0.23    0.11

Year Ended September 30, 2002:
        First Quarter                               $   0.19 $ 0.095
        Second Quarter                                  0.105   0.07
        Third Quarter                                   0.10    0.016
        Fourth Quarter                                  0.036   0.007

        As of January 6, 2003, we had 97,110,266 shares of common stock outstanding and held of record by approximately 780 shareholders, and the high and low sale prices of a share of our common stock on the OTC Bulletin Board(R) on that date were $.012 and $.011, respectively. Within the holders of record of our common stock are depositories such as Cede & Co. that hold shares of stock for brokerage firms which, in turn, hold shares of stock for beneficial owners.

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

        Our authorized capital stock consists of 250,000,000 shares of common stock, no par value per share, and 50,000,000 shares of preferred stock, $1.00 par value per share. Of the 50,000,000 authorized shares of preferred stock, 1,000,000 shares have been designated as Class A Preferred Stock, or Class A Preferred, 1,000,000 shares have been designated as Class B Preferred Stock, or Class B Preferred, and the remaining 48,000,000 shares are undesignated. As of January 6, 2003, there were 97,110,266 shares of common stock outstanding held by approximately 780 shareholders of record and 200,020 shares of Class A Preferred outstanding held by one holder of record and no shares of Class B Preferred outstanding. The following is a summary description of our capital stock.

Common Stock

        The holders of outstanding shares of our common stock are entitled to receive dividends out of assets legally available at times and in amounts as the board of directors may from time to time determine, subordinate to any preferences that may be granted to the holders of preferred stock. Holders of common stock are entitled to one vote per share on all matters on which the holders of common stock are entitled to vote.

        The common stock is not entitled to preemptive rights and may not be redeemed or converted. Upon our liquidation, dissolution or winding up, the assets legally available for distribution to our shareholders are divided among the holders of the common stock in proportion to the number of shares of common stock held by each of them, after payment of all of our debts and liabilities and fulfillment of the rights of any outstanding class or series of preferred stock that has priority to distributed assets. The rights of holders of common stock are subordinate to those of holders of any series of preferred stock.

Preferred Stock

        Preferred stock may be issued from time to time in one or more series, and our board of directors, without action by the holders of common stock, may fix or alter the voting rights, redemption provisions, dividend rights, dividend rates, claims to our assets superior to those of holders of our common stock, conversion rights and any other rights, preferences, privileges and restrictions of any wholly unissued series of preferred stock. The board of directors, without shareholder approval, can issue shares of preferred stock with rights that could adversely affect the rights of the holders of common stock. The issuance of shares of preferred stock could adversely affect the voting power of the holders of common stock and could have the effect of making it more difficult for a third party to acquire, or could discourage or delay a third party from acquiring, a majority of our outstanding common stock.

Class A Preferred

        Each share of Class A Preferred is entitled to 100 votes per share on all matters presented to our shareholders for action. The Class A Preferred does not have any liquidation preference, additional voting rights, conversion rights, anti-dilution rights or any other preferential rights.

Class B Preferred

        Each share of Class B Preferred is convertible into 10 shares of our common stock. The Class B Preferred does not have any liquidation preference, voting rights, other conversion rights, anti-dilution rights or any other preferential rights.

Transfer Agent and Registrar

        The transfer agent and registrar for our common stock is Signature Stock Transfer, Inc. Its telephone number is (972) 788-4193.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        The following discussion and analysis should be read in conjunction with our consolidated financial statements and notes and the information included under the caption "Risk Factors" included elsewhere in this document. Except for historical information, the following discussion contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions and our current beliefs regarding revenues we might earn if we are successful in implementing our business strategies. See "Special Note Regarding Forward-Looking Statements" for further information regarding forward-looking statements. Our actual results may differ materially from the results discussed in the forward-looking statements as a result of a number of factors, many of which are beyond our control, including those factors discussed under "Risk Factors" and other headings in this document, which could, among other things, cause the price of our common stock to fluctuate substantially.

Overview

        Since 1995, we have been engaged in the development of a low-cost automatic meter reading, or AMR, solution. We have developed a low-cost AMR solution that includes a proprietary system employing specialized hardware and software that will allow for residential and commercial applications. Our proprietary system is called H-Net(TM), which is a trademark of ConectiSys.

        We are currently in a cost-reduction phase of the development of our H-Net(TM) system and have completed the development for commercial production of our H-Net(TM) 4.0 wireless meter reading product. We have not yet sold any H-Net(TM) systems and we do not expect any significant sales of our H-Net(TM) systems until mid 2003. Accordingly, we have not earned any significant revenues from the sale of H-Net(TM) systems. We have no history of revenues and have incurred significant losses since the beginning of the development of our H-Net(TM) system. We have a significant accumulated deficit and negative working capital. As a result of our financial condition, our independent auditors have issued an opinion questioning our ability to continue as a going concern.

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

        Comparison of Results of Operations for the Fiscal
        Years Ended September 30, 2002 and 2001

        We did not generate any revenues for the fiscal years ended September 30, 2002 and September 30, 2001. Cost of sales for fiscal 2002 was $73,667 as compared to $37,930 for fiscal 2001, an increase of $35,737 or 94.2%. This increase in cost of sales primarily was due to an increase in production of models and prototypes of our H-Net(TM) products that are used for sales and marketing purposes.

        General and administrative expenses increased by $29,237 or 1.6% to $1,808,657 for fiscal 2002 as compared to $1,779,420 for fiscal 2001.

        Interest expense increased by $127,190 or 37.7% to $464,410 during fiscal 2002 as compared to $337,220 for fiscal 2001. This increase in interest expense primarily was due to an increase in borrowings under our convertible debentures and other promissory notes during fiscal 2002.

        Net loss for fiscal 2002 increased by $192,165 or 8.9% to $2,346,732 as compared to a net loss of $2,154,567 for fiscal 2001.

        Liquidity and Capital Resources

        During the twelve months ended September 30, 2002 we financed our operations solely through private placements of securities. Because we have recently emerged from the development stage, we have never generated any revenue from operations. Our consolidated financial statements as of and for the years ended September 30, 2002 and 2001 have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

        As of September 30, 2002, we had a working capital deficit of approximately $2,077,000 and an accumulated deficit of approximately $22,918,000. As of that date, we had approximately $55,000 in cash and cash equivalents. We had accounts payable and accrued compensation expenses of approximately $1,117,000. We had other current liabilities, including amounts due to officers, accrued interest, notes and convertible debts of approximately $1,104,000, including those issued prior to the beginning of fiscal year 2002. To the extent convertible debentures or promissory notes that we have issued are converted into shares of common stock, we will not be obligated to repay the converted amounts, which we estimated to be approximately $89,000 at September 30, 2002.

        Cash used in our operating activities totaled approximately $1,012,000 for the twelve months ended
September  30,     2002  as   compared  to     approximately  $492,000  for
the twelve months ended September 30, 2001. We used cash in our investing activities in the amounts of $7,000 and $11,000 for
the  twelve  months   ended  September  30,  2002  and September  30, 2001,
respectively.

        Cash provided by our financing activities totaled $1,067,000 for the twelve months ended September 30, 2002 as compared to $475,000 for the twelve months ended September 30, 2001. We raised all of the cash provided by financing activities during the twelve months ended September 30, 2002 from the issuance of convertible debentures and/or promissory notes.

        In April 2001, we issued an 8% Convertible Note to Laurus Master Fund, Ltd., or Laurus, in the principal amount of $300,000. We have been unable to repay the amounts owed under this note and we have failed to satisfy our obligation to register for resale the shares of common stock underlying this note. On February 15, 2002, and as amended on April 2, 2002, we agreed to terms with Laurus regarding our obligations under this note. Under the terms of this agreement, we paid to Laurus $100,000 in cash on February 19, 2002 and $50,000 in cash on April 5, 2002. However, we have not met all the terms of the February 15, 2002 agreement, as well as, the original terms under the April 2001 Convertible Note. We are currently working with Laurus to pay down the remaining balance of the original April 2001 Convertible Note. As of September 30, 2002, approximately $129,000 of principal and accrued and unpaid interest under the original note remained outstanding. As of January 6, 2003, approximately $60,000 of principal and accrued and unpaid interest under this note remained outstanding.

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

        On June 14, 2002, Mercator Momentum Fund transferred collateral in the form of 5,861,814 shares of our common stock into its name as a result of our default on its loan. Of the 5,861,814 shares of common stock transferred into the name of Mercator Momentum Fund, 3,500,000 shares of our common stock were issued and pledged as collateral by us in February 2002, and 2,361,814 shares of our common stock were pledged as collateral by Robert Spigno, our Chief Executive Officer, in February 2002.

        On June 21, 2002, Mercator Momentum Fund filed an action against ConectiSys Corporation, Robert A. Spigno and Patricia A. Spigno in the Superior Court of California, County of Los Angeles (Case No. BC276283) for breach of promissory note, foreclosure of security interests and fraud and deceit. Mr. Spigno is the Chairman of the Board and a director of our company and is also our Chief Executive Officer. Ms. Spigno is our Secretary and Chief Financial Officer. On July 3, 2002, Mercator Momentum Fund filed a first amended complaint in the Superior Court of California, County of Los Angeles (Case No. BC276283) adding a claim for common count for money lent. Mercator Momentum Fund seeks damages of approximately $243,000 plus approximately $66 in interest per day commencing June 21, 2002 and other compensatory and punitive damages of unspecified amount. The complaint relates to the loan in February 2002 from Mercator Momentum Fund of $340,000, as more particularly described above. This case is currently in the discovery phase. We believe that Mercator Momentum Fund's claims are without merit because, among other factors, we have affirmative defenses to those claims, including usury and the satisfaction of amounts owed under loan from Mercator Momentum Fund as a result of the enforcement by Mercator Momentum Fund of its security interest in shares of our common stock. We intend to vigorously defend against these claims and to pursue appropriate counterclaims against Mercator Momentum Fund. Due to the size of the amount owed to Mercator Momentum Fund and our poor financial condition, an adverse decision in the litigation against us could have a materially negative impact on our financial condition and business prospects, including the development of our H-Net(TM) system.

        In March 2002, we issued $300,000 of our secured convertible debentures to four accredited investors in the first stage of a three-stage offering. The secured convertible debentures are due March 29, 2003 and provide for interest at the rate of 12% per annum. The secured convertible debentures were accompanied by warrants to purchase up to an aggregate of 1,500,000 shares of common stock. The net proceeds of that offering, after payment of related expenses, were approximately $225,000. As of January 6, 2003, an aggregate of $176,960 of principal plus related accrued and unpaid interest relating to the debentures issued in March 2002 remained outstanding.

        In May 2002, we issued $150,000 of our secured convertible debentures to four accredited investors in the second stage of a three
- stage offering. The secured convertible debentures are due May 10, 2003 and provide for interest at the rate of 12% per annum. The secured convertible debentures were accompanied by warrants to purchase up to an aggregate of 750,000 shares of common stock. The net proceeds of that offering, after payment of related expenses, were approximately $140,000. As of January 6, 2003, an aggregate of $150,000 of principal plus related accrued and unpaid interest relating to the debentures issued in March 2002 remained outstanding.

        In June 2002, we issued $300,000 of our secured convertible debentures to four accredited investors in the third stage of a three-stage offering. The secured convertible debentures are due June 17, 2003 and provide for interest at the rate of 12% per annum. The secured convertible debentures were accompanied by warrants to purchase up to an aggregate of 1,500,000 shares of common stock. The net proceeds of that offering, after payment of related expenses, were approximately $237,500. As of January 6, 2003, an aggregate of $300,000 of principal plus related accrued and unpaid interest relating to the debentures issued in June 2002 remained outstanding.

        In November 2002, we issued $200,000 of our secured convertible debentures to three accredited investors in the first stage of a three
- stage offering. The secured convertible debentures are due November 27, 2003 and provide for interest at the rate of 12% per annum. The secured convertible debentures were accompanied by warrants to purchase up to an aggregate of 1,000,000 shares of common stock. The net proceeds of that offering, after payment of related expenses, were approximately $145,000. The investors are obligated to purchase an additional $150,000 of our secured convertible debentures and warrants to purchase up to 750,000 shares of common stock within 15 days after the filing date of a registration statement covering the resale of shares of common stock underlying the convertible debentures and warrants. Additionally, the investors are obligated to purchase an additional $150,000 of our secured convertible debentures and warrants to purchase up to 750,000 shares of common stock within 5 days after the effective date of the registration statement covering the resale of shares of common stock underlying the convertible debentures and warrants. As of January 6, 2003, the full amount of the debentures issued in November 2002 remained outstanding.

        As of January 6, 2003 we had two additional notes due September 1, 2003 payable in the aggregate approximate amount of $254,000 of which one note in the principal amount of approximately $81,000, plus accrued interest of approximately $11,000, was held by Robert Spigno, our Chairman of the Board and Chief Executive Officer. These notes bear interest at an annual rate of 18%.

        Our  continued operations   are dependent  on  securing  additional
sources  of liquidity through debt and/or equity financing.

        As indicated above, our consolidated financial statements as of and for the years ended September 30, 2002 and 2001 have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As discussed in this document and in Note 1 to our consolidated financial statements for the years ended September 30, 2002 and 2001, we have suffered recurring losses from operations and at September 30, 2002 had net capital and working capital deficiencies. These factors, among others, raised substantial doubt about our ability to continue as a going concern and led our independent certified public accountants to modify their unqualified opinion to include an explanatory paragraph related to our ability to continue as a going concern. The consolidated financial statements included in this document do not include any adjustments that might result from the outcome of this uncertainty.

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

        We are completing research and development of our H-Net(TM) system with the goal of deployment of the H-Net(TM) system in mid 2003. We believe that if we are successful in deploying our H-Net(TM) system, we will begin to generate revenues from our business activities.

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

        We have no history of revenues, have not been profitable and expect continued losses. Historically, we have relied upon cash from financing activities to fund all of the cash requirements of our activities and have incurred significant losses and experienced negative cash flow. As of September 30, 2002, we had an accumulated deficit of approximately $22,918,000. For our fiscal year ended September 30, 2002, we incurred a net loss of approximately $2,347,000 and for our fiscal year ended September 30, 2001, we incurred a net loss of approximately $2,154,000. We cannot predict when we will become profitable or if we ever will become profitable, and we may continue to incur losses for an indeterminate period of time and may never achieve or sustain profitability. An extended period of losses and negative cash flow may prevent us from successfully deploying our H-Net(TM) wireless meter reading system, or our H-Net(TM) system, and operating or expanding our business. As a result of our financial condition, our independent auditors have issued an opinion questioning our ability to continue as a going concern.

        Our significant losses have resulted principally from costs incurred in connection with the development of our H-Net(TM) system and from costs associated with our administrative activities. We expect our operating expenses to dramatically increase as a result of our planned deployment of our H-Net(TM) system. Since we have not yet completed the development of our H-Net(TM) system, have no operating history and no sources of revenues, we cannot assure you that our business will ever become profitable or that we will ever generate sufficient revenues to meet our expenses and support our planned activities. Even if we are able to achieve profitability, we may be unable to sustain or increase our profitability on a quarterly or annual basis.

           Our independent auditors have issued a report questioning our ability to continue as a going concern. This report may impair our ability to raise additional financing and adversely affect the price of our common stock.

        The report of our independent auditors contained in our financial statements for the years ended September 30, 2002 and 2001 includes a paragraph that explains that we have incurred substantial losses and have a working capital deficit. This report raises substantial doubt about our ability to continue as a going concern. Reports of independent auditors questioning a company's ability to continue as a going concern are generally viewed unfavorably by analysts and investors. This report may make it difficult for us to raise additional debt or equity financing necessary to continue the development and deployment of our H-Net(TM) system. We urge potential investors to review this report before making a decision to invest in ConectiSys.

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

        In 1997, the Securities and Exchange Commission filed suit in the United States District Court in the Central District of California against ConectiSys and another individual seeking permanent injunctions and civil penalties based on alleged violations of Sections 5(a), 5(c) and 17(a)(1)
- (3) of the Securities Act of 1933, Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder in connection with the sale of common stock of ConectiSys in 1996. In March 1999, we agreed with the Securities and Exchange Commission to the terms of a settlement of its litigation against us. Under the terms of that settlement, we dismissed our then- pending appeal of a judgment against us in favor of the Securities and Exchange Commission and accepted a permanent injunction against us prohibiting actions that would violate federal securities laws in connection with the offer, purchase or sale of securities. The Securities and Exchange Commission agreed to waive a requirement of the judgment under appeal that we disgorge $175,000 of proceeds from the sale of our common stock due to our inability to pay this amount. On March 9, 1999, an amended final judgment of permanent injunction and other relief memorializing these agreements was entered in connection with the execution by us of a consent to entry of injunction. An injunction of this nature is viewed unfavorably by analysts and investors and may make it more difficult for us to raise additional debt or equity financing necessary to run our business.

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

        Our success is highly dependent upon the continued services of key members of our management, including our Chairman of the Board and Chief Executive Officer, Robert A. Spigno, and our Chief Technology Officer, Lawrence Muirhead. The loss of Messrs. Spigno or Muirhead or one or more other key members of management could have a material adverse effect on us because each of these individuals has experience and skills upon which we draw heavily in our day-to-day operations, strategic planning or research and development activities. The development and operation of our H-Net(TM) system is largely dependent upon the skill and efforts of Mr. Muirhead. Although we have entered into employment agreements with Messrs. Spigno and Muirhead, we cannot assure the continued services of these key members of our management team. We do not maintain key-man life insurance policies on any member of management.

        We have a limited operating history of seven years and very limited operating experience; therefore, regardless of the viability or market acceptance of our H-Net(TM) system, we may be unable to achieve profitability or realize our other business goals.

        Our H-Net(TM) system is the result of a new venture. We have been engaged in research and development of automatic meter reading technologies since 1995, and we have only recently completed limited pilot programs for our first and only product, our H-Net(TM) automatic meter reading system. We have generated no operating revenues from our H-Net(TM) system and have not commenced any of the widespread marketing and other functions that we anticipate will be required for successful deployment of our H-Net(TM) system. Deployment of our H-Net(TM) system will involve large-scale cost -reduction manufacturing runs for the production of the components employed in our H- Net(TM) system. Our success will depend in large part on our ability to deal with the problems, expenses and delays frequently associated with bringing a new product to market. Because we have little experience in the deployment and operational aspects of automatic meter reading technologies, we may be unable to successfully deploy and operate our H-Net(TM) system even if our H-Net(TM) system proves to be a viable automatic meter reading solution and achieves market acceptance. Consequently, we may be unable to achieve profitability or realize our other business goals.

        Many companies with greater resources and operating experience are developing technology similar to that employed in our H-Net(TM) system. These companies could successfully compete with us and negatively affect the deployment of our H-Net(TM) system and our opportunity to achieve profitability.

        We anticipate significant competition with our H-Net(TM) system from many companies. Our H-Net(TM) system is designed to compete with companies such as those that offer meter reading services utilizing modem and telephone line communications or drive-by data collection capabilities. Our
H-Net(TM)   system   may  compete   with   numerous  companies,   including
Schlumberger Ltd., Itron, Inc., CellNet Data Systems, Hunt Technologies and Metricom Corporation, each of which has significantly more resources and
operational and  product development  experience than  we do.   Some of our
potential customers, namely, meter manufacturers and utility companies, may decide to develop their own products or service offerings that directly compete with our H- Net(TM) system. Although we believe that our H-Net(TM) system will be competitive in the marketplace, we cannot assure you that these or other companies with greater experience and greater resources than ConectiSys will not negatively affect our business prospects and impair our ability to achieve profitability.

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

        We have recently emerged from the development stage and although we do not currently have revenue-generating operations, our strategy envisions a period of rapid growth that may impose a significant burden on our administrative and operational resources. Our ability to effectively manage growth will require us to substantially expand the capabilities of our administrative and operational resources and to attract, train, manage and retain qualified engineers, technicians, salespersons and other personnel. There can be no assurance that we will be able to do so. If we are unable to successfully manage our growth, our business, prospects, results of operations and financial condition could be materially and adversely affected.

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

        As of January 6, 2003, we had outstanding 97,110,266 shares of common stock, of which all but approximately 60,000,000 shares were unrestricted under the Securities Act of 1933. As of January 6, 2003, we also had outstanding options, warrants, promissory notes, convertible debentures and preferred stock that were exercisable for or convertible into approximately 211,000,000 shares of common stock, approximately 180,000,000 of which are covered by registration rights. Sales of a substantial number of shares of our common stock in the public market, or the perception that sales could occur, could adversely affect the market price of our common stock. Any adverse effect on the market price of our common stock could make it difficult for us to raise additional capital through sales of equity securities at a time and at a price that we deem appropriate.

        Conversion or exercise of our outstanding derivative securities could substantially dilute your investment because the conversion and exercise prices of those securities and/or the number of shares of common stock issuable upon conversion or exercise of those securities are subject to adjustment.

        We have issued various notes, debentures and warrants that are convertible or exercisable at prices that are subject to adjustment due to a variety of factors, including fluctuations in the market price of our common stock and the issuance of securities at an exercise or conversion price less than the then-current exercise or conversion price of those notes, debentures or warrants. As of January 6, 2003, the closing price of a share of our common stock on the OTC Bulletin Board(R) was $.011. On that date, our notes, debentures and warrants outstanding with adjustable conversion and/or exercise prices were convertible or exercisable into approximately 192,000,000 shares of our common stock. The number of shares of common stock that these adjustable securities ultimately may be converted into or exercised for could prove to be greater than this amount if the market price of our common stock declines. You could, therefore, experience substantial dilution of your investment as a result of the conversion or exercise of our outstanding derivative securities.

        The applicable conversion price of our debentures issued to certain security holders is variable and does not have a lower-limit, therefore the dilutive effect to our existing security holders is theoretically limitless. Conversely, because the variable conversion price of these debentures has an upper limit, an increase in the trading price of a share of our common stock will result in a limited benefit to existing security holders with respect to the conversion of these debentures. The following table sets forth the number of shares issuable upon conversion of the principal portion of the debentures issued to certain security holders and outstanding as of January 6, 2003, based upon the indicated hypothetical trading prices:

                                         Approximate         Percentage
Hypothetical       Conversion           Number of Shares    of Company's
Trading Price      Price (1)              Issuable(2)       Common Stock (3)
-------------     -----------------    -----------------   ---------------
   $.020              $.0100             82,700,000            45.99%
   $.015              $.0075            110,300,000            53.18%
   $.010              $.0050            165,400,000            63.01%
   $.005              $.0025            330,800,000            77.31%
_______________
(1) The conversion price of our debentures is the lower of 50% of the average of the three lowest intraday trading prices of a share of our common stock on the OTC Bulletin Board(R) during the twenty trading days immediately preceding the conversion date, and either (a) $.06 for the March, May and June 2002 convertible debentures, or (b) $.01 for the
November  2002  convertible  debentures  and  the  additional   convertible
debentures to be issued in subsequent investment tranches in connection with the November 2002 debenture offering. As of January 6, 2003, the applicable conversion price was $.005.

(2) Our current authorized capital allows us to issue a maximum of 250,000,000 shares of common stock.

(3) Amounts are based on 97,110,266 shares of our common stock outstanding as of January 6, 2003 plus the corresponding number of shares issuable. Each of the holders of our convertible debentures may not convert our debentures into more than 4.9% of our then-outstanding common stock; however, the holders may waive the 4.9% limitation, thus allowing the conversion of their debentures into a number of shares of common stock in excess of 4.9% of our then-outstanding common stock.

        The holders of our convertible debentures may elect to receive payment for accrued and unpaid interest on our convertible debentures in shares of our common stock based on the conversion price and on the same terms described above with respect to conversions of the principal portion of these debentures. As a result of conversions of the principal or interest portion of our convertible debentures and related sales of our common stock by the holders of our convertible debentures, the market price of our common stock could be depressed, thereby resulting in a significant increase in the number of shares issuable upon conversion of the principal and interest portions of these debentures. You could, therefore, experience substantial dilution of your investment as a result of the conversion of the principal or interest portions of our convertible debentures.

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

        The stock market as a whole and individual stocks historically have experienced extreme price and volume fluctuations, which often have been unrelated to the performance of the related corporations. During the three months ended September 30, 2002, the high and low closing bid prices of our common stock were $.036 and $.007, respectively. The market price of our common stock may exhibit significant fluctuations in the future response to various factors, many of which are beyond our control and which include:

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

        Broker-dealer practices in connection with transactions in "penny stocks" are regulated by penny stock rules adopted by the Securities and Exchange Commission. Penny stocks, like shares of our common stock, generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on Nasdaq). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker
- dealer and its salesperson in the transaction, and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market, and monthly account statements showing the market value of each penny stock held in the customer's account. In addition, broker-dealers who sell these securities to persons other than established customers and "accredited investors" must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. Consequently, these requirements may have the effect of reducing the level of trading activity, if any, in the secondary market for a security subject to the penny stock rules, and investors in our common stock may find it difficult to sell their shares.

        Because our stock is not listed on a national securities exchange, you may find it difficult to dispose of or obtain quotations for our common stock.

        Our common stock trades under the symbol "CNES" on the OTC Bulletin Board(R). Because our stock trades on the OTC Bulletin Board(R)rather than on a national securities exchange, you may find it difficult to either dispose of, or to obtain quotations as to the price of, our common stock.

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

        Certain provisions of our articles of incorporation and bylaws allow concentration of voting power in one individual, which may, among other things, delay or frustrate the removal of incumbent directors or a takeover attempt, even if such events may be beneficial to our shareholders.

        Provisions of our articles of incorporation and bylaws may delay or frustrate the removal of incumbent directors and may prevent or delay a merger, tender offer or proxy contest involving ConectiSys that is not approved by our board of directors, even if those events may be beneficial to the interests of our shareholders. For example, as of January 6, 2003, Robert A. Spigno, our Chairman of the Board and Chief Executive Officer, was the holder of 200,020 shares of our Class A Preferred Stock. As of that date, Mr. Spigno also held an option, exercisable at $1.00 per share until its expiration on December 1, 2003, to purchase up to 250,000 additional shares of our Class A Preferred Stock. Under our articles of incorporation, each share of Class A Preferred Stock is entitled to 100 votes per share on all matters presented to our shareholders for action. Consequently, Mr. Spigno may have sufficient voting power to control the outcome of all corporate matters submitted to the vote of our common shareholders. Those matters could include the election of directors, changes in the size and composition of the board of directors, and mergers and other business combinations involving ConectiSys. In addition, through his control of the board of directors and voting power, Mr. Spigno may be able to control certain decisions, including decisions regarding the qualification and appointment of officers, dividend policy, access to capital (including borrowing from third-party lenders and the issuance of additional equity securities), and the acquisition or disposition of assets by ConectiSys. Also, the concentration of voting power in the hands of Mr. Spigno could have the effect of delaying or preventing a change in control of ConectiSys, even if the change in control would benefit our shareholders, and may adversely affect the market price of our common stock.

        SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

        This report contains forward-looking statements, including among others:

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

        You can identify forward-looking statements generally by the use of forward-looking terminology such as "believes," "expects," "may," "will," "intends," "plans," "should," "could," "seeks," "pro forma," "anticipates," "estimates," "continues," or other variations thereof, including their use in the negative, or by discussions of strategies, opportunities, plans or intentions. You may find these forward-looking statements under the captions "Risk Factors," "Management's Discussion and Analysis of Financial Condition and Results of Operations," and "Description of Business," as well as captions elsewhere in this report. A number of factors could cause results to differ materially from those anticipated by forward-looking statements, including those discussed under "Risk Factors" and "Description of Business."

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

ITEM 7. FINANCIAL STATEMENTS.

        Our consolidated financial statements are filed with and begin on page F-1 of this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

        None.

                             PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Directors and Executive Officers

The directors and executive officers of ConectiSys and their ages, positions, business experience and education as of January 6, 2003 are as follows:


Name                            Age     Position
-------------------------       --     ----------------------------------
Robert A. Spigno (1)            48      Chairman of the Board, Chief
                                        Executive Officer and Director
Lawrence Muirhead (1)           43      Chief Technology Officer and
                                        Director
Patricia A. Spigno              45      Chief Financial Officer, Treasurer
                                        and Secretary
Melissa McGough (1)             26      Corporate Administrator and
                                        Director
_______________
(1) Member of Stock Option Committee.

Business Experience

        Directors

        Robert A. Spigno has served as our Chief Executive Officer, Chairman of the Board and as a member of our board of directors since August 1995. Prior to that time, Mr. Spigno was President, for more than a decade, of S.W. Carver Corp., a company founded by he and his former wife, Patricia A. Spigno, that was a commercial builder of residential homes. Mr. Spigno has over 25 years of experience in executive management and majority ownership of several privately held companies.

        Lawrence Muirhead has served as our Chief Technical Officer and as a member of our board of directors since October 1997. Prior to that time, Mr. Muirhead worked for TRW. Mr. Muirhead has over 18 years of engineering and research and development experience in the aerospace industry, including over 13 years of experience with TRW, where helped lead new product development and deployment. Mr. Muirhead holds a B.S. degree in physics and a B.A. degree in mathematics from the University of California, Santa Barbara, and holds an M.S. degree in physics from the California Institute of Technology.

        Patricia A. Spigno has served as our Chief Financial Officer and Secretary since August 1995 and as a member of our board of directors from August 1995 until October 1997. Prior to that time, Ms. Spigno was Chief Financial Officer and the head of administration of S.W. Carver Corp., a company founded by her and her former husband, Robert A. Spigno. Ms. Spigno has over 22 years of experience in accounting and asset management.

        Melissa McGough has served as a member of our board of directors since November 1999. Ms. McGough has also been an employee since December 1998 and whose current responsibilities include public relations and management of our daily office activities. Prior to that time, Ms McGough was a student.

        All directors hold office until the next annual meeting of shareholders, until their respective successors are elected or until their earlier death, resignation or removal. Each officer of ConectiSys serves at the discretion of the board of directors. Robert A. Spigno and Patricia A. Spigno were formerly husband and wife. There are no other family relationships between or among any other directors or executive officers of ConectiSys.

Advisors to Our Board of Directors

        Rodney W. Lighthipe has served as an advisor to our board of directors since April 2001. Mr. Lighthipe also served as our President from September 2000 until his resignation in September 2001. Prior to that time, Mr. Lighthipe served as Director of Research for San Diego Gas & Electric from 1992 until 1996 and was responsible for the development and deployment of new technologies. Mr. Lighthipe was Research Manager for Southern California Edison from 1980 to 1987 and organized an international consortium of companies for the design, construction and operation of the world's largest coal gasification plant. Mr. Lighthipe was also Power Contracts Manager for Southern California Edison from 1974 until 1980 during which he opened new transmission paths throughout the Western United States and Canada for the purchase and sale of bulk electric power. Some of Mr. Lighthipe's Major projects included the installation of photovoltaics in remote areas and the launch of a "smart card" project employing residential telephone systems. Mr. Lighthipe has also acted as a consulting engineer in the energy and telecommunications industries and served two tours of duty in Vietnam as a Lieutenant in the United States Navy.

        Dr. Hugo Pomrehn has served as an advisor to our board of directors since April 2001. On June 28, 1992, Dr. Pomrehn was nominated by former President George Bush to serve as the Under Secretary of Energy, and was confirmed by the United States Senate for that position on September 29, 1992. As Under Secretary to Admiral James Watkins, Dr. Pomrehn was the third-ranking official at the U.S. Department of Energy, which employed approximately 170,000 personnel and had an annual budget of $20 billion. Dr. Pomrehn's professional career covers a broad spectrum of involvement with energy and environmental technologies. He has been engaged in engineering and management consulting in the energy and nuclear fields for more than 30 years and was a Vice President of the Bechtel Corporation.

        Aaron R. Sokol has served as an advisor to our board of directors since April 2001. Mr. Sokol is a Vice President at Deutsche Bank Alex Brown where his responsibilities include providing innovative and customized solutions to clients in order to preserve and enhance their wealth. He is also responsible for new business development as well as global financial advisory services for existing and prospective clients. Mr. Sokol joined Deutsche Bank Alex Brown from Los Angeles-based Scudder Kemper Investments, Inc. Mr. Sokol has also served as an Assistant Vice President at First Chicago Capital Markets, Inc., and prior to that, worked in the corporate finance department at Nations Bank Capital Markets, Inc. Mr. Sokol holds a J.D. degree from Boston University School of Law and a M.B.A. in Finance and New Venture Management from the University of Southern California.

        Larry W. Siler has served as an advisor to our board of directors since April 2001. Mr. Siler is currently Manager of Fuel Transportation for Edison Mission Energy in Chicago, Illinois. Mr. Siler was the Coal Supply Superintendent for Commonwealth Edison Company in Chicago from 1988 until 1999. From 1986 until 1988 Mr. Siler was a management and engineering consultant in Austin, Texas. He also held positions as the Fuels Manager, Engineering Supervisor, Staff Engineer and Fuels Engineer for the Lower Colorado River Authority from 1973 until 1986.

        Tod O'Connor has served as an advisor to our board of directors since April 2001. Mr. O'Connor was Director of Government Relations for two Edison International Inc. subsidiaries, Southern California Edison RD&D Department and Edison Technology Solutions from 1993 until 1999. Mr. O'Connor also was employed by Pacific Enterprises and its subsidiary, Southern California Gas Co. from 1989 until 1993, and MARC Associates' Status Group in Washington, D.C. from 1988 until 1989. Mr. O'Connor was a Legislative Aide in the United States House of Representatives where he advised House Speaker Thomas P. (Tip) O'Neill on pending legislation and proposed federal regulations, as well as the Democratic Steering and Policy Committee from 1980 until 1981. Mr. O'Connor is currently President of O'Connor Consulting Services, Inc. in Woodland Hills, California. Mr. O'Connor holds a L.L.M. degree in labor law from Georgetown University Law Center, Washington, D.C., and a J.D. degree from Suffolk University Law School.

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Securities Exchange Act of 1934, as amended ("Exchange Act"), requires our executive officers and directors, and persons who beneficially own more than 10% of a registered class of our common stock to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission ("Commission"). These officers, directors and stockholders are required by Commission regulations to furnish us with copies of all such reports that they file.

        Based solely upon a review of copies of these reports furnished to us during 2002 and thereafter, or written representations received by us from reporting persons that no other reports were required, we believe that all Section 16(a) filing requirements applicable to our reporting persons during 2002 were complied with, except as described below.

        The following individuals are in the process of preparing late Forms 4 to report on the following numbers of Forms 4 the following numbers of transactions that inadvertently were not timely reported: Mr. Robert Spigno - 5 reports, 7 transactions; and Mr. Lawrence Muirhead - 2 reports, 2 transactions.

ITEM 10.        EXECUTIVE COMPENSATION.

        Compensation of Executive Officers

        The Summary Compensation Table below provides information concerning the annual and long-term compensation for services in all capacities to ConectiSys of our Chief Executive Officer, our Chief
Technology Officer and our Chief Financial Officer, or the named executives, during the years ended September 30, 2000, 2001 and 2002. There were no other executive officers whose annual salary and bonus compensation exceeded $100,000 during the year ended September 30, 2002.


                                   SUMMARY COMPENSATION TABLE

                                                             Long-Term
                                                            Compensation
                                                            ------------
                                                              Awards
                                                            ------------
                                Annual Compensation          Securities
     Name and                                                Underlying      All Other
     Principal Position       Year     Salary($) Bonus($)(1)  Options(#)   Compensation ($)
     -------------------      -------  --------- ----------- ------------  ----------------
     Robert A. Spigno,        2002     $160,000  $80,000        --               --
     Chief Executive Officer  2001     $160,000  $80,000      6,453,634          --
                              2000     $160,000  $80,000        --             $13,750(2)

     Lawrence Muirhead,       2002     $150,000    --           --               --
     Chief Technology Officer 2001     $150,000    --         2,000,000          --
                              2000     $150,000    --           --               --

     Patricia A. Spigno,      2002     $ 80,000  $40,000        --               --
     Chief Financial Officer  2001     $ 80,000  $40,000       500,000           --
     and Secretary            2000     $ 80,000  $40,000        --             $13,750(2)
     _______________

    (1) Amounts represent approximate fair market value on the date of grant of common stock granted.

    (2) Represents amounts paid in connection with the rental of office space to ConectiSys.


Stock Option Grants in 2002

        In fiscal 2002, no options or stock appreciation rights were granted to the named executives.

Option Exercises and Fiscal Year-End Values

        The following table sets forth the number of shares acquired and value realized upon exercise of options during the fiscal year ended September 30, 2002 and the number of exercisable and unexercisable in-the
- money stock options and their values at September 30, 2002 for the named executives. An option is "in-the-money" if the fair market value for the underlying securities exceeds the exercise price of the option.

              Option Table
                                    Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

                                                              Number of Securities Underlying      Value ($)of Unexercised
                                Shares                               Unexercised Options           In-the-Money Options at
                                Acquired on     Value                September 30, 2002             September 30, 2002 (1)
     Name                       Exercise       Realized ($)   Exercisable(#) Unexercisable(#)    Exercisable    Unexercisable
     ---------------------      ------------    ------------   -------------- ----------------  --------------  ----------------
     Robert A. Spigno              ---             ---          6,453,634          ---               ---             ---
     Lawrence Muirhead             ---             ---             ---          2,000,000            ---             ---
     Patricia Spigno               ---             ---           500,000           ---               ---             ---
    _______________
    (1)   The closing sale price of our common stock on the OTC Bulletin
          Board(R) as of September 30, 2002 was $.012.

Long-Term Incentive Plan Awards

        In fiscal 2002, no awards were given to named executives under long-term incentive plans.

Compensation of Directors

        Our directors do not receive any compensation in their capacity as members of the board of directors, but may be reimbursed for reasonable expenses incurred in connection with attendance of meetings of the board of directors.

        The advisors to our board of directors each receive 250,000 shares of common stock as yearly compensation for their advisory services.

Repricing of Options and SARs

        Except as specified below, no adjustments to or repricing of stock options or stock appreciation rights previously awarded to the named executives occurred in fiscal 2002.

        On June 28, 2002, we repriced Robert Spigno's fully-vested option to purchase up to 500,000 shares of Class B Preferred Stock from an exercise price of $2.50 per share to an exercise price of $.50 per share. The exercise price of $.50 per share equates to $.05 per share of common stock if the Class B Preferred Stock were converted, which was in excess of the price of our common stock on that date.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

        The following table sets forth, as of January 6, 2003, certain information with respect to (i) each director of our company, (ii) the named executives, and (iii) all directors and executive officers of our company as a group, and (iv) each person known to our company to be the beneficial owner of more than 5% of our common stock. The information with respect to each person specified is as supplied or confirmed by such person or based upon statements filed with the Commission.

Name and Address of             Title of        Amount and Nature of
of Beneficial Owner (1)(2)        Class         Beneficial Ownership(2)     Percent of Class)
--------------------------     ---------       -------------------------   ------------------
Robert A. Spigno                Common                11,436,210(3)               11.04%
                            Class A Preferred            450,020(4)              100.00%
                            Class B Preferred            500,000(5)              100.00%

Patricia A. Spigno              Common                 2,423,863(6)                2.48%

Lawrence Muirhead               Common                   971,393                   1.00%

Melissa McGough                 Common                   454,138(7)                 *

All directors and executive
officers as a group
(4 persons)                     Common                15,285,604(8)                14.68%
                            Class A Preferred            450,020(4)               100.00%
                            Class B Preferred            500,000(6)               100.00%
_______________
*       Less than 1.00%

(1) The address of each director and executive officer named in this table is c/o ConectiSys Corporation, 24730 Avenue
        Tibbitts, Suite 130, Valencia, California 91355. Mr. Spigno and Mr. Muirhead are directors and executive officers of ConectiSys. Ms. McGough is a director of ConectiSys. Ms.
        Spigno is an executive officer of ConectiSys.

(2)     Beneficial ownership is determined in accordance with the
        rules  of  the  Securities  and  Exchange  Commission   and
        generally includes voting or investment power with  respect to securities. Except as indicated by footnote, and subject to community  property laws  where applicable,  the persons named in the  table above have  sole voting and  investment power with respect to all  shares of common stock shown  as beneficially owned by them. Shares of common stock  subject to options currently exercisable, or exercisable within  60 days after January 6, 2003, are deemed to be outstanding in calculating the percentage ownership  of a person or  group but are not deemed to be outstanding as to any other person or group.

(3) Includes 1,443,654 shares underlying options and 5,000,000 shares issuable upon conversion of Class B Preferred Stock.
        Mr. Spigno holds  an option to  purchase Class B  Preferred
        Stock.

(4) Includes an option to purchase up to 250,000 shares of Class A Preferred Stock.

(5) Represents an option to purchase up to 500,000 shares of Class B Preferred Stock.

(6)     Includes 500,000 shares underlying options.

(7)     Includes 100,000 shares underlying options.

(8)     Includes 2,043,654 shares underlying options and  5,000,000 shares issuable upon conversion of Class B Preferred Stock.

Equity Compensation Plan Information

        The following table gives information about our common stock that may be issued upon the exercise of options, warrants and rights under our Amended Non-Qualified Stock Option and Stock Bonus Plan as well as stock options, warrants and rights issued outside of any formal plan as of September 30, 2002. shares issuable upon conversion of Class B Preferred Stock.

                    Number of Securities     Weighted Average    Number of
                  to be Issued Upon Exercise Exercise Price of   Securities
                  of Outstanding Options,    Outstanding         Remaining
                        Warrants           Options, Warrants    Available for
Plan Category         and Rights(1)            and Rights      Future Issuance
------------------- --------------------   ------------------ -----------------
Equity compensation
plans approved by
security holders         N/A                     N/A                   N/A

Equity compensation
plans not approved
by security holders  8,807,154(2)               $0.28                  N/A

Total                8,807,154                  $0.28                  N/A
_______________
(1)     Number of shares is subject to adjustment for changes in
        capitalization  for  stock  splits,  stock  dividends   and
        similar events.

(2) Represents 5,000,000 shares of common stock underlying stock options, warrants and rights issued under our Amended Non-Qualified Stock Option and Stock Bonus Plan and 3,807,154 shares of common stock underlying stock options, warrants and rights issued outside of any formal plan.

        Our Amended Non-Qualified Stock Option and Stock Bonus Plan permits grants of stock bonuses and non-qualified stock options (NQOs). Vesting periods under our Amended Non-Qualified Stock Option and Stock Bonus Plan vary from person to person, and options under the plan are exercisable subject to certain standard conditions.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        In October 1995, our board of directors set the compensation for Robert A. Spigno, our Chairman of the Board and Chief Executive Officer. Mr. Spigno has executed an employment agreement with ConectiSys effective October 2, 1995, as amended by employment agreement amendments effective
July 24, 1996, August 11, 1997, September 1, 1999 and March 27, 2000 that provide for annual salary of $160,000 and a performance bonus of up to 50% of Mr. Spigno's annual salary. On March 27, 2000, Mr. Spigno was granted a fully- vested five-year option to purchase up to 2,000,000 shares of common stock at an exercise price of $.3864 per share, which was 50% of the closing price of a share of our common stock on that date. On September 30, 1999, Mr. Spigno was granted a fully-vested three-year option to purchase up to 500,000 shares of Class B Preferred Stock at an exercise price of $5.00 per share, which is $.50 per share of common stock on an as-converted basis, which was the closing price of a share of our common stock on that date. On September 11, 2001, the expiration date of this option was extended to November 1, 2004 and the exercise price per share was reduced to $2.50 per share, which is $.25 per share of common stock on an as
- converted basis, which was the closing price of a share of our common stock on that date. On October 21, 2001 Mr. Spigno was granted a fully -vested three-year option to purchase up to 310,000 shares of Class A Preferred Stock at an exercise price of $1.00 per share, which was the estimated value of the Class A Preferred Stock on that date.

        In August 1998, our board of directors set the compensation for Lawrence Muirhead, our Chief Technology Officer. Mr. Muirhead has executed an employment agreement with ConectiSys effective August 1, 1998, that provides for annual salary compensation of $150,000 and a performance bonus of up to 50% of Mr. Muirhead's annual salary. On November 22, 1999, Mr. Muirhead was granted an option initially expiring December 31, 2002 to purchase up to 2,000,000 shares of common stock at an exercise price of $.50 per share, which was the closing price of a share of our common stock on that date. This option vests upon the achievement of certain specified performance criteria. On January 6, 2003, we extended the expiration date of this option to December 31, 2004.

        In October 1995, our board of directors set the compensation for Patricia A. Spigno, our Chief Financial Officer and Secretary. Ms. Spigno has executed an employment agreement with ConectiSys effective October 2, 1996, as amended by employment agreement amendments effective July 24, 1996, September 1, 1999 and March 27, 2000 that provide for annual salary of $80,000 and a performance bonus of up to 50% of Ms. Spigno's annual salary. On March 27, 2000, Ms. Spigno was granted a fully-vested two-year option to purchase up to 500,000 shares of common stock at an exercise price of $.38 per share, which was 50% of the closing price of a share of our common stock on that date.

        Effective August 1995, we leased office space from S.W. Carver Corporation, a company owned by Robert Spigno and Patricia Spigno. The original lease period was twelve months, renewable annually each April at the option of ConectiSys. Effective April 1998, the monthly rent was increased from $2,000 to $2,500. Aggregate lease expenditures for the ten
- month period ended September 30, 1999 were $25,000 and for the year ended September 30, 2000 were $27,500. This office space lease was terminated in September 2000. We believe the lease rates were at fair market value.

        At September 30, 2000, Robert Spigno had made cumulative cash advances to ConectiSys of $75,000. On October 1, 2000, these advances were memorialized in a revolving promissory note, executed by ConectiSys in favor of Mr. Spigno, due on demand, at an annual interest rate of 18%. During the year ended September 30, 2001, additional cash advances were made by Mr. Spigno under this note in the amount of $20,000 and we repaid an aggregate of $50,000 to Mr. Spigno on this note. As of September 30, 2001, total accrued and unpaid interest was $11,880, resulting in a $56,880 balance under the note. On September 30, 2001, we executed a new promissory note due September 1, 2002 initially in that amount. For the year ended September 30, 2000, we incurred interest expenses in the amount of $21,766, including $10,583 associated with the assumption by Mr. Spigno of a promissory note due S.W. Carver Corporation, which was repaid in May 2000. On September 1, 2002, we executed a new promissory note due September 1, 2003 initially in the aggregate amounts owed to Mr. Spigno as of that date. The aggregate amounts due Mr. Spigno under these arrangements as of September 30, 2002 was $87,564.

        At September 30, 2000, Patricia Spigno had made cumulative cash advances to ConectiSys of $61,945, under a revolving promissory note effective October 1, 2000, executed by ConectiSys in favor of Ms. Spigno, due on demand, at an annual interest rate of 18%. During the year ended September 30, 2001, we repaid an aggregate of $40,681 to Ms. Spigno on this note. As of September 30, 2001, total accrued and unpaid interest was $4,610, resulting in a $25,874 balance under the note. On September 30, 2001, we executed a new promissory note due September 1, 2002 initially in that amount. Ms. Spigno also borrowed on a personal credit card for our benefit in the amount of $18,455, bringing our total obligation due Ms. Spigno at September 30, 2001 to $44,329. During the year ended September 30, 2002, additional loan advances from Ms. Spigno were $19,500 and accrued interest was $2,269 and we repaid $39,500, resulting in an aggregate loan balance due at September 30, 2002 of $8,143. The loan balance is currently due on demand and continues to accrue interest at the rate of 18% per year.

        On March 27, 2000, Robert Spigno was granted a fully-vested five-year option to purchase up to 2,000,000 shares of common stock at an exercise price of $.3864 per share, which was 50% of the closing price of a share of our common stock on that date.

        On March 27, 2000, Patricia Spigno was granted a fully-vested two-year option to purchase up to 500,000 shares of common stock at an exercise price of $.38 per share, which was 50% of the closing price of a share of our common stock on that date.

        On May 22, 2000, we issued 2,056,346 shares of common stock and 20,000 shares of Class A Preferred Stock to Robert Spigno upon the exercise of options in exchange for an aggregate exercise price of $509,972 represented by the cancellation of debt and accrued compensation.

        On July 31, 2000 we issued 34,857 shares of common stock valued at $10,962 to Robert Spigno as compensation for services rendered.

        On July 31, 2000 we issued 89,886 shares of common stock valued at $28,269 to Lawrence Muirhead as compensation for services rendered.

        On July 31, 2000 we issued 9,157 shares of common stock valued at $2,880 to Melissa McGough as compensation for services rendered.

        On July 31, 2000 we issued 357,968 shares of common stock valued at $112,581 to Patricia Spigno as compensation for services rendered.

        On September 28, 2000 we issued 47,521 shares of common stock valued at $75,083 to Lawrence Muirhead as a hiring bonus that was due Mr. Muirhead but that had not yet been paid.

        On October 30, 2000 we issued 67,959 shares of common stock valued at $14,815 to Robert Spigno as compensation for services rendered.

        On October 30, 2000 we issued 60,868 shares of common stock valued at $13,269 to Lawrence Muirhead as compensation for services rendered.

        On October 30, 2000 we issued 12,950 shares of common stock valued at $2,823 to Patricia Spigno as compensation for services rendered.

        On April 23, 2001 we issued 2,293,855 shares of common stock valued at $247,102 to Robert Spigno as compensation for services rendered.

        On April 23, 2001 we issued 226,118 shares of common stock valued at $30,450 to Lawrence Muirhead as compensation for services rendered.

        On April 23, 2001 we issued 333,343 shares of common stock valued at $45,000 to our then president, Rodney Lighthipe as compensation for services rendered.

        On April 23, 2001 we issued 50,000 shares of common stock valued at $5,290 to Melissa McGough as a bonus.

        On April 23, 2001 we issued 452,954 shares of common stock valued at $48,943 to Patricia Spigno as compensation for services rendered.

        On July 20, 2001 we issued 79,651 shares of common stock valued at $14,815 to Robert Spigno as compensation for services rendered.

        On July 20, 2001 we issued 89,946 shares of common stock valued at $16,729 to Lawrence Muirhead as compensation for services rendered.

        On July 20, 2001 we issued 120,968 shares of common stock valued at $22,500 to our then president, Rodney Lighthipe as compensation for services rendered.

        On July 20, 2001 we issued 25,637 shares of common stock valued at $4,768 to Patricia Spigno as compensation for services rendered.

        On September 11, 2001, Robert Spigno was granted a fully-vested option to purchase up to 500,000 shares of Class B Preferred Stock at an exercise price of $2.50 per share. This equates to $.25 per share of common stock if the Class B Preferred Stock were converted, which was the price of our common stock on that date.

        On October 21, 2001, Mr. Spigno was granted a fully-vested option to purchase up to 310,000 shares of Class A Preferred Stock at an exercise price of $1.00 per share, which was the estimated value on that date.

        On December 19, 2001, Mr. Spigno exercised a portion of an option to purchase 60,000 shares of Class A Preferred Stock for $1.00 per share, which was the estimated value on that date.

        In June 2002, Laurus Master Fund transferred into its name 519,865 shares of our common stock pledged by Lawrence Muirhead as security for a loan made by Laurus to us in April 2001 in the original principal amount of $300,000.

        In June 2002, Mercator Momentum Fund transferred into its name 2,361,814 shares of our common stock pledged by Robert Spigno as security for a loan made by Mercator to us in February 2002 in the original principal amount of $340,000.

        On June 28, 2002, we repriced Robert Spigno's fully-vested option to purchase up to 500,000 shares of Class B Preferred Stock from an exercise price of $2.50 per share to an exercise price of $.50 per share. The exercise price of $.50 per share equates to $.05 per share of common stock if the Class B Preferred Stock were converted, which was in excess of the price of our common stock on that date.

        In July 2002, Laurus Master Fund transferred into its name 47,521 shares of our common stock pledged by Lawrence Muirhead as security for a loan made by Laurus to us in April 2001 in the original principal amount of $300,000.

        In August 2002, Laurus Master Fund transferred into its name 294,857 shares of our common stock pledged by Robert Spigno as security for a loan made by Laurus to us in April 2001 in the original principal amount of $300,000.

        In September 2002, Laurus Master Fund transferred into its name 117,021 shares of our common stock pledged by Lawrence Muirhead as security for a loan made by Laurus to us in April 2001 in the original principal amount of $300,000.

        In September 2002, Laurus Master Fund transferred into its name 500,000 shares of our common stock pledged by Robert Spigno as security for a loan made by Laurus to us in April 2001 in the original principal amount of $300,000.

        In October 2002, Laurus Master Fund transferred into its name 279,539 shares of our common stock pledged by Robert Spigno as security for a loan made by Laurus to us in April 2001 in the original principal amount of $300,000.

        In October 2002, Laurus Master Fund transferred into its name 1,458,059 shares of our common stock pledged by Patricia Spigno as security for a loan made by Laurus to us in April 2001 in the original principal amount of $300,000.

        In November 2002, Laurus Master Fund transferred into its name 1,556,346 shares of our common stock pledged by Robert Spigno as security for a loan made by Laurus to us in April 2001 in the original principal amount of $300,000.

        In November 2002, we issued 636,886 shares of common stock to Lawrence Muirhead to reimburse him for 636,886 shares pledged by him as security for a loan made by Laurus Master Fund to us in April 2001 in the original principal amount of $300,000, which pledged shares were transferred by Laurus into its name in connection with a default on that loan.

        In November 2002, we issued 2,630,742 shares of common stock to Robert Spigno to reimburse him for 2,630,742 shares pledged by him as security for a loan made by Laurus Master Fund to us in April 2001 in the original principal amount of $300,000, which pledged shares were transferred by Laurus into its name in connection with a default on that loan.

        In November 2002, we issued 1,458,059 shares of common stock to Patricia Spigno to reimburse her for 1,458,059 shares pledged by her as security for a loan made by Laurus Master Fund to us in April 2001 in the original principal amount of $300,000, which pledged shares were transferred by Laurus into its name in connection with a default on that loan.

        On December 12, 2002, we issued 250,000 shares of common stock valued at $1,250 to Melissa McGough as bonus compensation.

        In January 2003, we issued 2,361,814 shares of common stock to Robert Spigno to reimburse him for 2,361,814 shares pledged by him as security for a loan made by Mercator Momentum Fund to us in February 2002 in the original principal amount of $340,000, which pledged shares were transferred by Mercator into its name in connection with a default on that loan.

        In January 2003, we issued 47,521 shares of common stock to Lawrence Muirhead to reimburse him for 47,521 shares pledged by him as security for a loan made by Laurus Master Fund to us in April 2001 in the original principal amount of $300,000, which pledged shares were transferred by Laurus into its name in connection with a default on that loan.

        On January 6, 2003, we extended to December 31, 2004, the expiration date of an option granted to Mr. Muirhead on November 22, 1999 that initially expired December 31, 2002, to purchase up to 2,000,000 shares of common stock at an exercise price of $.50 per share, which was the closing price of a share of our common stock on the date of grant. This option vests upon the achievement of certain specified performance criteria.

        On January 6, 2003, we extended to December 31, 2004, the expiration date of an option granted to Mr. Spigno on November 22, 1999 that initially expired December 31, 2002, to purchase up to 500,000 shares of common stock at an exercise price of $.15 per share, which was 50% of the closing price of a share of our common stock on the date of grant. This option vested immediately.

        On January 6, 2003, we extended to December 31, 2004, the expiration date of an option granted to Ms. McGough on September 1, 1999 that initially expired December 31, 2002, to purchase up to 100,000 shares of common stock at an exercise price of $.38 per share, which was 50% of the closing price of a share of our common stock on the date of grant. This option vested immediately.

        We are or have been a party to various employment, consulting and compensation arrangements with related parties, as more particularly described above under the headings "Management-Compensation of Executive Officers" and "Management-Compensation of Directors."

ITEM 13.        EXHIBITS AND REPORTS ON FORM 8-K.

        (a)     Exhibits.

        Reference is made to the Index to Exhibits that follows the consolidated financial statements contained in this report.

        (b)     Reports on Form 8-K.

        During the quarter ended September 30, 2002, the Registrant did not file any current reports on Form 8-K.

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2002

                                                              Page No.

INDEPENDENT AUDITORS' REPORT                                   F-1-2

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheet                                     F-3-4

Consolidated Statements of Operations                          F-5

Consolidated Statements of Changes in
 Shareholders' Equity (Deficit)                                F-6-12

Consolidated Statements of Cash Flows                          F-13-15

Notes to Consolidated Financial Statements                     F-16-52


INDEPENDENT AUDITORS' REPORT


Board of Directors
Conectisys Corporation and Subsidiaries
Valencia, California


We have audited the accompanying consolidated balance sheet of Conectisys Corporation and Subsidiaries (a development stage company) (the "Company") as of September 30, 2002, and the related consolidated statements of operations, changes in shareholders' equity (deficit), and cash flows for the years ended September 30, 2002 and 2001, and the cumulative period from December 1, 1990 (inception of development stage) through September 30, 2002, except that we did not audit these financial statements for the period December 1, 1990 (inception of development stage) through November 30, 1997; these financial statements were audited by other auditors, whose reports dated March 6, 1998 (for the period December 1, 1994 through November 30, 1997) and January 9, 1995 (for the period December 1, 1990 (inception of development stage) through November 30, 1994), respectively, expressed a going concern uncertainty. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Conectisys Corporation and Subsidiaries as of September 30, 2002, and the results of their operations and their cash flows for the years ended September 30, 2002 and 2001, and the cumulative period from December 1, 1990 (inception of development stage) through September 30, 2002, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in
Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a deficiency in working capital at September 30, 2002. These matters raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                         Hurley & Company


Granada Hills, California
January 7, 2003

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) CONSOLIDATED BALANCE SHEET
September 30, 2002




ASSETS

Current assets:
Cash and cash equivalents                            $    55,101
     Debt issuance costs - current, net of
       accumulated amortization of $131,172               89,103
                                                     -----------
Total current assets                                     144,204

Property and equipment, net of
     accumulated depreciation of $280,373                 51,339

Other assets:
License rights and technology, net of
  accumulated amortization of $421,478                      -
                                                     -----------

     Total assets                                    $   195,543
                                                     ===========

The accompanying notes are an integral part of these consolidated financial statements.

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) CONSOLIDATED BALANCE SHEET (continued)
September 30, 2002


LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
  Accounts payable                                   $    188,898
  Accrued compensation                                    927,850
  Due to officers                                         130,484
  Accrued interest                                        206,476
  Other current liabilities                                11,928
  Notes payable and
    current portion of long-term debt                     755,149
                                                     ------------
Total current liabilities                               2,220,785

Long-term debt, net of current portion                     89,730

Commitments and contingencies                                 -

SHAREHOLDERS' DEFICIT:

Preferred stock - Class A, $1.00 par value;
  1,000,000 shares authorized, 200,020
  shares issued and outstanding                           200,020
Convertible preferred stock - Class B,
  no par value; 1,000,000 shares
  authorized, -0- shares issued and outstanding               -
Common stock, no par value; 250,000,000
  shares authorized, 64,311,823
  shares issued and outstanding                        18,435,238
Additional paid-in capital:
  Convertible preferred stock - Class B, no
    par value; 1,000,000 stock options exercisable        100,000
  Common stock, no par value;
    8,807,154 stock options and warrants exercisable    1,343,695
  Beneficial conversion option, debt instruments          724,238
Deficit accumulated during the development stage      (22,918,163)
                                                     ------------
Total shareholders' deficit                            (2,114,972)
                                                     ------------
Total liabilities and
 shareholders' deficit                               $    195,543
                                                     ============
The accompanying notes are an integral part of these consolidated financial statements.

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended September 30, 2002 and 2001, and the Cumulative Period
From December 1, 1990 (Inception) Through September 30, 2002

                               Year          Year      Dec. 1, 1990
                              Ended         Ended       (Inception)
                          September 30, September 30,     Through
                               2002          2001     Sept. 30, 2002
                           -----------   -----------  --------------
Net revenues               $       -     $       -      $    517,460

Cost of sales                   73,667        37,930         641,388
                           -----------   -----------  --------------
Gross loss                    (73,667)      (37,930)       (123,928)

Operating expenses:
 General and administrative  1,808,657     1,779,420      17,169,130
 Bad debt expense                  -             -         1,680,522
                           -----------   -----------  --------------
Loss from operations        (1,882,324)   (1,817,350)    (18,973,580)

Other income (expense):
 Settled damages                   -             -            25,000
 Other income                      -             -            12,072
 Interest income                     2             3         102,923
 Interest expense             (464,410)     (337,220)     (1,769,475)
 Write-off of
  intangible assets                -             -        (1,299,861)
 Minority interest                 -             -            62,500
                           -----------   -----------  --------------
Net loss                   $(2,346,732)  $(2,154,567) $  (21,840,421)
                           ===========   ===========  ==============

Weighted average number
 of shares outstanding -
 basic and diluted          39,976,138    27,201,207

Net loss per share -
 basic and diluted         $      (.06)  $      (.08)
                           ===========   ===========


The accompanying notes are an integral part of these consolidated financial statements.

CONECTISYS CORORATION AND SUBSIDIARIES (A Development Stage Company) CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT) For the Cumulative Period December 1, 1990 (Inception) Through September 30, 2002


                                                                                                   Deficit
                                                                                                 Accumulated       Total
                                  Preferred Stock      Common Stock       Additional    Stock     During the  Shareholders'
                                     Class A           No Par Value         Paid-in   Subscript. Development      Equity
                                  Shares    Value    Shares       Value     Capital   Receivable    Stage        (Deficit)
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


CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
For the Cumulative Period December 1, 1990 (Inception) Through September 30, 2002


                                                                                                   Deficit
                                                                                                 Accumulated       Total
                                  Preferred Stock      Common Stock       Additional    Stock     During the  Shareholders'
                                     Class A           No Par Value         Paid-in   Subscript. Development      Equity
                                  Shares    Value    Shares       Value     Capital   Receivable    Stage        (Deficit)
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


CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
For the Cumulative Period December 1, 1990 (Inception) Through September 30, 2002


                                                                                                   Deficit
                                                                                                 Accumulated       Total
                                  Preferred Stock      Common Stock        Additional   Stock     During the  Shareholders'
                                     Class A           No Par Value         Paid-in   Subscript. Development      Equity
                                  Shares    Value    Shares       Value     Capital   Receivable    Stage        (Deficit)
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


CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
For the Cumulative Period December 1, 1990 (Inception) Through September 30, 2002


                                                                                                   Deficit
                                                                                                 Accumulated       Total
                                  Preferred Stock      Common Stock        Additional   Stock     During the  Shareholders'
                                     Class A           No Par Value         Paid-in   Subscript. Development      Equity
                                  Shares    Value    Shares       Value    Capital    Receivable    Stage        (Deficit)
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


CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
For the Cumulative Period December 1, 1990 (Inception) Through September 30, 2002


                                                                                                   Deficit
                                                                                                 Accumulated       Total
                                  Preferred Stock      Common Stock        Additional   Stock     During the  Shareholders'
                                     Class A           No Par Value         Paid-in   Subscript. Development      Equity
                                  Shares    Value    Shares       Value     Capital   Receivable    Stage        (Deficit)
                               --------- ---------- ---------- ----------- ---------- ---------- ------------ -----------
Shares re-acquired and
  canceled, October, 1999            -   $      -      (17,500)$   (12,000)$      -   $      -   $        -   $   (12,000)
Shares issued in exchange for:
 Services, October, 1999 through
  September, 2000, valued from
  $0.25 to $0.80 per share           -          -    2,405,469     990,949        -          -            -       990,949
 Retainers, debt and accrued
  liabilities, October, 1999
  through September, 2000, valued
  from $0.25 to $1.57 per share      -          -    2,799,579   1,171,638        -          -            -     1,171,638
 Cash, October, 1999 through
  September, 2000, with subscription
  prices ranging from $0.25 to
  $0.66 per share                    -          -    2,295,482     839,425        -      (15,450)         -       823,975
Issuance of 563,500 consultant
  stock options, March, 2000,
  at an exercise price of $2.00
  per share                          -          -          -           -      214,130        -            -       214,130
Reduction of exercise prices
  on 2,600,000 officer and employee
  common stock options, March, 2000,
  to $0.38 and approximately $0.39
  per share                          -          -          -           -    1,113,610        -                  1,113,610
Exercise of 2,056,346 common and
  20,000 preferred officer stock
  options, May, 2000, with
  common stock strike prices
  ranging from $0.15 to approx.
  $0.39 per share, in exchange
  for officer debt                20,000     20,000  2,056,346     897,707   (407,735)       -            -       509,972
Issuance of 500,000 consultant
  stock options, September, 2000,
  with floating exercise prices
  set at 15% below current market    -          -          -           -       65,000        -            -        65,000
Net loss for the year                -          -          -           -          -          -     (3,812,140) (3,812,140)
                               --------- ---------- ---------- ----------- ---------- ---------- ------------ -----------
Balance,
 September 30, 2000              140,020    140,020 23,527,738  16,187,421  1,235,005    (15,450) (18,416,864) (  869,868)

The accompanying notes are an integral part of these consolidated financial statements.


CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
For the Cumulative Period December 1, 1990 (Inception) Through September 30, 2002


                                                                                                   Deficit
                                                                                                 Accumulated       Total
                                  Preferred Stock      Common Stock        Additional   Stock     During the  Shareholders'
                                     Class A           No Par Value         Paid-in   Subscript. Development      Equity
                                  Shares    Value    Shares       Value     Capital   Receivable    Stage        (Deficit)
                               --------- ---------- ---------- ----------- ---------- ---------- ------------ -----------
Shares issued in exchange for:
 Services, October, 2000 through
  September, 2001, valued from
  $0.11 to $0.40 per share           -   $      -    3,471,007 $   572,790 $      -   $      -   $        -   $   572,790
 Retainers, debt and accrued
  liabilities, October, 2000
  through September, 2001, valued
  from $0.11 to $0.43 per share      -          -    3,688,989     487,121        -          -            -       487,121
 Cash, October, 2000 through
  March, 2001, with subscription
  prices ranging from $0.075 to
  $0.083 per share                   -          -    1,045,500      78,787        -          -            -        78,787
Collection of stock subscription
  receivable, October, 2000,
  on 61,800 shares                   -          -          -           -          -       15,450          -        15,450
Exercise of 400,000 common
  stock options, January, 2001,
  at a strike price of $0.085 per
  share, in exchange for debt        -          -      400,000      86,000    (52,000)       -            -        34,000
Issuance of 1,000,000 common
  stock warrants, April, 2001,
  at an exercise price of $0.192
  per share, in conjunction with
  $300,000 principal value of
  8% convertible debt                -          -          -           -       77,228        -            -        77,228
Issuance of 2,000,000 consultant
  stock options, September, 2001,
  at a strike price of $0.13 per
  share                              -          -          -           -      115,000        -            -       115,000
Beneficial conversion option,
  April, 2001 through September,
  2001, pertaining to $300,000
  principal value and accrued
  interest on 8% convertible debt    -          -          -           -      155,027        -            -       155,027
Net loss for the year                -          -          -           -          -          -     (2,154,567) (2,154,567)
                               --------- ---------- ---------- ----------- ---------- ---------- ------------ -----------
Balance,
 September 30, 2001              140,020    140,020 32,133,234  17,412,119  1,530,260        -    (20,571,431) (1,489,032)

The accompanying notes are an integral part of these consolidated financial statements.


CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
For the Cumulative Period December 1, 1990 (Inception) Through September 30, 2002


                                                                                                   Deficit
                                                                                                 Accumulated       Total
                                  Preferred Stock      Common Stock        Additional   Stock     During the  Shareholders'
                                     Class A           No Par Value         Paid-in   Subscript. Development      Equity
                                  Shares    Value    Shares       Value     Capital   Receivable    Stage        (Deficit)
                               --------- ---------- ---------- ----------- ---------- ---------- ------------ -----------

Shares issued in exchange for:
 Services, October, 2001 through
  September, 2002, valued from
  $0.02 to $0.25 per share           -   $      -    2,180,000 $   179,916 $      -   $      -   $        -   $   179,916
 Debt and accrued liabilities,
  October, 2001 through September,
  2002, with common shares
  valued from $0.01 to $0.15 per
  share and preferred A shares
  valued at $1.00 per share       60,000    60,000  10,948,077     428,563        -          -            -       488,563
 Cash, October, 2001 through
  September, 2001, with prices
  ranging from $0.01 to $0.083
  per share                          -          -    5,833,334     200,000        -          -            -       200,000
Exercise of 550,000 common stock
  options by a consultant at a
  strike price of $0.13 per share,
  in exchange for debt               -          -      550,000     103,125    (31,625)       -            -        71,500
Issuance of 3,750,000 warrants,
  April, 2002 through June, 2002,
  at an exercise price of $0.045
  per share, in conjunction with
  $750,000 principal value of 12%
  convertible debt                   -          -          -           -      100,087        -            -       100,087
Beneficial conversion option,
  April 2002, through June, 2002,
  pertaining to $750,000 principal
  value of 12% convertible debt      -          -          -           -      649,913        -            -       649,913
Conversion of $93,130 principal
  value of 12% convertible debt
  along with $6,916 accrued
  interest, net of $69,233
  convertible debt discount          -          -   12,667,178     111,515    (80,702)       -            -        30,813
Net loss for the year                -          -          -           -          -          -     (2,346,732) (2,346,732)
                               --------- ---------- ---------- ----------- ---------- ---------- ------------ -----------
Balance,
 September 30, 2002              200,020 $  200,020 64,311,823 $18,435,238 $2,167,933 $      -   $(22,918,163)$(2,114,972)
                               ========= ========== ========== =========== ========== ========== ============ ===========
The accompanying notes are an integral part of these consolidated financial statements.

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended September 30, 2002 and 2001, and the Cumulative Period
From December 1, 1990 (Inception) Through September 30, 2002

                                Year         Year         Dec. 1, 1990
                                Ended       Ended         (Inception)
                           September 30, September 30,       Through
                                2002         2001        Sept. 30, 2002
                            -----------  ------------    -------------
Cash flows from operating
 activities:
  Net loss                  $(2,346,732) $ (2,154,567)    $(21,840,421)

Adjustments to reconcile
 net loss to net cash used
 in operating activities:
  Stock issued for services     179,916       687,790        7,386,773
  Stock issued for interest         -             -            535,591
  Provision for bad debt
   write-offs                       -             -          1,422,401
  Minority interest                 -             -            (62,500)
  Settled damages                   -             -            (25,000)
  Write-off of intangible
    assets                          -             -          1,299,861
  Depreciation and
    amortization of property     27,309        32,077        1,669,974
  Amortization of debt issuance
    costs and note discount     377,512       265,030          642,542
  Changes in:
   Accounts receivable              -             -             (4,201)
   Accrued interest
    receivable                      -             -            (95,700)
   Prepaid exp. and deposits     48,800       158,546          182,346
   Accounts payable             308,251        65,961          620,248
   Accrued compensation         394,459       402,823        2,034,022
   Due to officers              (62,293)       26,209          673,792
   Accrued interest and
    other current liabilities    61,078        24,199          456,843
                            -----------  ------------    -------------
Total adjustments             1,335,032     1,662,635       16,736,992
                            -----------  ------------    -------------
Net cash used in
 operating activities        (1,011,700)     (491,932)      (5,103,429)
                             -----------  ------------    -------------
The accompanying notes are an integral part of these consolidated financial statements.

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended September 30, 2002 and 2001, and the Cumulative Period
From December 1, 1990 (Inception) Through September 30, 2002

                                Year         Year         Dec. 1, 1990
                               Ended        Ended          (Inception)
                           September 30, September 30,        Through
                                2002         2001        Sept. 30, 2002
                            -----------  ------------    -------------
Cash flows from investing
 activities:
  Issuance of
   notes receivable         $       -    $        -      $  (1,322,500)
  Costs of license rights
   and technology                   -             -            (94,057)
  Purchase of equipment          (6,687)      (10,734)        (198,530)
                            -----------   -----------    -------------
Net cash used in
 investing activities           (6,687)      (10,734)      (1,615,087)
                            -----------   -----------    -------------
Cash flows from financing
 activities:
  Common stock issuance         200,000        78,787        3,232,172
  Stock warrant issuance        100,087        77,228          177,315
  Preferred stock issuance          -             -             16,345
  Proceeds from debt, other   1,244,790       386,399        3,483,880
  Debt issuance costs from
   debt, other                 (187,500)      (32,775)        (220,275)
  Proceeds from debt, related       -             -            206,544
  Proceeds from stock purchase      -             -            281,250
  Payments on debt, other      (290,000)      (50,000)        (386,407)
  Payments on debt, related         -             -            (53,172)
  Decrease in stock
   subscription receivable          -          15,450           35,450
  Contributed capital               -             -                515
                            -----------   -----------    -------------
Net cash provided by
  financing activities        1,067,377       475,089        6,773,617
                            -----------   -----------    -------------
Net increase (decrease) in
  cash and cash equivalents      48,990       (27,577)          55,101

Cash and cash equivalents
  at beginning of period          6,111        33,688              -
                           ------------   -----------    -------------
Cash and cash equivalents
  at end of period         $     55,101   $     6,111    $      55,101
                           ============   ===========    =============
The accompanying notes are an integral part of these consolidated financial statements.

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended September 30, 2002 and 2001, and the Cumulative Period
From December 1, 1990 (Inception) Through September 30, 2002

                                Year         Year         Dec. 1, 1990
                               Ended        Ended          (Inception)
                           September 30, September 30,        Through
                                2002         2001        Sept. 30, 2002
                            -----------   -----------    -------------
Supplemental disclosures of
  cash flow information:

  Cash paid for interest    $   127,868   $    33,864    $     337,669
                            ===========   ===========    =============

  Cash paid for income taxes$       800   $       800    $       4,850
                             ===========   ===========    =============

Non-cash investing and financing activities:

  Common stock issued
   in exchange for:
    Note receivable         $       -     $       -      $     281,250
    Prepaid expenses        $       -     $    48,800    $     182,346
    Property and equipment  $       -     $       -      $     130,931
    Licenses and technology $       -     $       -      $   2,191,478
    Acquisition of remaining
     minority interest in
     subsidiary             $       -     $       -      $      59,247
    Repayment of debt and
     interest               $   530,876   $   472,321    $   4,356,056
    Services and interest   $       -     $       -      $   4,949,192
  Preferred stock issued
   in exchange for:
    Services                $       -     $       -      $      60,000
    Repayment of debt       $    60,000   $       -      $     119,520
  Preferred stock options
   issued in exchange for:
    Repayment of debt       $       -     $       -      $     100,000

The accompanying notes are an integral part of these consolidated financial statements.

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2002

Note 1.         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

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

Basis of presentation and going concern uncertainty

The accompanying consolidated financial statements include the accounts and transactions of Conectisys Corporation, its wholly-owned subsidiaries eEnergyServices.com, Inc., and United Telemetry Company, Inc. All material intercompany transactions and balances have been eliminated in the accompanying consolidated financial statements. Certain prior period balances have been reclassified to conform to the current year's presentation.

The Company returned to the development stage in accordance with SFAS No. 7 on December 1, 1990 and during the fiscal year ended November 30, 1995. The Company has completed two mergers and is in the process of developing its technology and product lines.

As of September 30, 2002, the Company had a deficiency in working capital of approximately $2,075,000, and had incurred continual net losses since its return to the development stage in fiscal 1996 of over $19,000,000,

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2002

Basis of presentation and going concern uncertainty (continued)

which raise substantial doubt about the Company's ability to continue as a going concern.

Management's plans for correcting these deficiencies include the future sales and licensing of the Company's products and technologies the raising of capital through the issuance of common stock and from continued officer advances, which will help provide the Company with the liquidity necessary to retire its outstanding debt and meet operating expenses. Subsequent to the end of fiscal year 2002, the Company received $200,000 in funding from an accredited investor group, through the issuance of 12% convertible debt, along with 1,000,000 detachable stock warrants (see Note 15(b)). This same investor group had previously advanced the Company an aggregate amount of $750,000 through 3 similar funding tranches occurring in April, May, and June of 2002. Over the longer term, the Company plans to achieve profitability through the operations of its subsidiaries. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of the recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

Use of estimates

The preparation of the Company's consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fair value of financial instruments

Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments", requires that the Company disclose estimated fair values for its financial instruments. The following summary presents a description of the methodologies and assumptions used to determine such amounts.

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2002

Fair value of financial instruments (continued)

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

Since the fair value is estimated at September 30, 2002, the amounts that will actually be realized or paid at settlement of the instruments could be significantly different. The carrying amount of cash and cash equivalents is assumed to be the fair value because of the liquidity of these instruments. Accounts payable, accrued compensation, due to officer, accrued interest, other current liabilities, and notes payable approximate fair value because of the short maturity of these instruments. Also, market rates of interest apply on all officer advances and short-term promissory notes. Long-term debt is recorded at face value because the principal amount is convertible into common stock.

Fiscal year

Effective December 1, 1998, the Company changed its fiscal year-end from November 30 to September 30.

Research and development costs

The Company has been engaged in researching, engineering, and developing its H-Net(TM) technologies since August 1995, and did not generate any revenue during the past fiscal year. The Company hopes to complete large-scale cost reduction runs for the production and subsequent sale of the H -Net TM system in 2003.

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2002

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

Property and equipment

Property and equipment are stated at cost. Depreciation is computed on property and equipment using the straight-line method over the expected useful lives of the assets, which are generally three years for computer software, five years for vehicles and office equipment, and seven years for furniture and fixtures.

Technology

Deferred  technology  costs  include  capitalized  product  development and product improvement costs incurred after achieving technological feasibility and are amortized over a period of five years. At September 30, 2002, no deferred technology costs were recognized.

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2002

Accounting for stock-based compensation

Statement of Financial Accounting Standards No. 123, "Accounting for Stock -based Compensation" (SFAS No. 123) establishes a fair value method of accounting for stock-based compensation plans and for transactions in which an entity acquires goods or services from non-employees in exchange for equity instruments. The Company adopted this accounting standard on January 1, 1996. SFAS No. 123 also encourages, but does not require, companies to record compensation cost for stock-based employee compensation. The Company has chosen to account for stock-based compensation utilizing the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, compensation cost for stock options is measured as the excess, if any, of the fair market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock. Also, in accordance with SFAS No. 123, the Company has provided footnote disclosures with respect to stock-based employee compensation. The cost of stock-based compensation is measured at the grant date on the value of the award, and this cost is then recognized as compensation expense over the service period. The value of the stock-based award is determined using a pricing model whereby compensation cost is the excess of the fair market value of the stock as determined by the model at the grant date or other measurement date over the amount an employee must pay to acquire the stock.

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2002

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

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2002

Recent accounting pronouncements

The Financial Accounting Standards Board has established the following new pronouncements: SFAS No. 145, "Rescission of SFAS No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," issued in April 2002 and effective for financial statements issued after May 25, 2002, which effectively amends SFAS No. 13, Accounting for Leases, to eliminate an inconsistency involving sale-leaseback transactions and also gives clarity to other existing authoritative pronouncements, SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," issued in June 2002 and effective for exit or disposal activities after December 15, 2002, which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issue Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity
(including Certain Costs Incurred in a Restructuring, SFAS No. 147, "Acquisitions of Certain Financial Institutions - an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9," issued in October 2002 and applicable for acquisitions on or after October 1, 2002, which generally removes acquisitions of financial institutions from the scope of both Statement 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with FASB Statements No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, and amends FASB Statement No. 144, Accounting for the Impairment or Disposal of Long -Lived Assets, to include in its scope certain long-term customer -relationship intangible assets of financial institutions, and SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure
- an amendment of FASB Statement No. 123," issued in December 2002 and effective for fiscal years ending after December 15, 2002, which provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.

Adoption of the above accounting pronouncements is not expected to have a material effect on the Company's financial statements.

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2002

NOTE 2. RELATED PARTY TRANSACTIONS

The Company previously leased office space in Agua Dulce, California from S.W. Carver Corporation, a company owned by a major shareholder of the Company. Around September 1, 2000, the lease was terminated due to the sale of the building. At that time the Company moved certain property and equipment to its Valencia locations.

The officers of the Company have continually advanced funds to the Company. These advances have generally been in the form of revolving short-term promissory notes at an annual interest rate of 18% (see Note 7 below).

NOTE 3.    PREPAID EXPENSES AND DEPOSITS

During the year ended September 30, 2000, the Company issued 462,487 shares of its common stock as retainers for consulting services ($128,611) and accounting fees ($4,935). In addition, the Company recorded the unearned portion of an engineering contract ($25,000) as a prepaid asset, bringing the total prepaid expense balance at September 30, 2000 to $158,546. All these prepaid assets were expensed during the year ended September 30, 2001. Another 386,584 shares of common stock (valued at $43,800) were issued to a consultant as a retainer at September 30, 2001, for cash payments that were subsequently made by the consultant to other vendors in October 2001. An attorney was paid a retainer in September 2001 for services not yet rendered, bringing the total prepaid expense balance at September 30, 2001 to $48,800. These costs were fully expensed during the year ended September 30, 2002.

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2002

NOTE 4.    PROPERTY AND EQUIPMENT

Property and equipment at September 30, 2002 consisted of the following:


Office equipment                             $   279,741
Furniture and fixtures                            16,609
Vehicles                                          35,362
                                             -----------
Total cost                                       331,712
Accumulated depreciation                        (280,373)
                                             -----------
Net book value                               $    51,339
                                             ===========

NOTE 5.    LICENSE RIGHTS AND TECHNOLOGY

License rights and technology at September 30, 2002 consisted of the following:

      License rights                               $   421,478
      Accumulated amortization                        (421,478)
                                                    -----------
        Net book value                             $       -

NOTE 6.   DEBT ISSUANCE COSTS

In April 2001, the Company received proceeds of $300,000 from an investor in return for a six-month 8% convertible note and 1,000,000 common stock warrants, exercisable at $0.192 per share over a four-year period. Debt issuance costs on this transaction amounted to $32,775, and consisted of $24,000 in finder's fees, $8,000 in legal fees, and $775 in other costs. These debt issuance costs were fully amortized at September 30, 2001.

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2002

NOTE 6.   DEBT ISSUANCE COSTS (continued)

In February 2002, the Company received $340,000 in short-term financing from an investment group through the issuance of a promissory note maturing on May 15, 2002 and accruing interest at an annual rate of 18%. Included in the loan was $40,000 in fees, consisting specifically of a $30,000 finder's fee and a $10,000 legal fee. These loan fees were fully amortized at September 30, 2002.

In March through June 2002, the Company received $750,000 from an accredited investor group in exchange for 12% convertible debt, along with 3,750,000 common stock warrants, exercisable over a four-year period at the lesser of $0.045 per share and 50% of the average of the lowest three intraday trading prices of a share of common stock during the 20 trading days immediately preceding conversion. Debt issuance costs associated with these loans amounted to $147,500, of which $90,000 represented finder's fees and $57,500 represented legal costs. Amortization of these fees over the pro-rata portion of the one-year term of the loans amounted to $58,397 through September 30, 2002, leaving an unamortized balance of $89,103 at September 30, 2002. Total amortization of all debt issuance costs during the year ended September 30, 2002 amounted to $98,397.

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2002

NOTE 7.    DUE TO OFFICERS

At September 30, 2000, the Company's CEO had made cumulative advances to the Company of $75,000. On October 1, 2000, these advances were rolled into a revolving promissory note, due on demand, at an annual interest rate of 18%. During the year ended September 30, 2001, additional advances were made in the amount of $20,000 and note repayments totaled $50,000. Accrued interest was determined to be $11,880, bringing the loan balance at September 30, 2001 to $56,880. A new promissory note agreement for this amount was drawn up at the close of business on September 30, 2001, expiring September 1, 2002. During the year ended September 30, 2002, cash advances of $31,500 were made. Additionally, the loan account was increased by $120,875, representing the value of 2,361,814 restricted shares of the Company's common stock held by the CEO, which were used as collateral and transferred to a note holder in June of 2002 to partially cover a $300,000 debt, and by $16,202, representing the value of 794,857 restricted shares of the Company's common stock held by the CEO, which were pledged to and sold by a convertible note holder on a Company obligation in and accrued interest amounted to $6,913 during the year ended default. Repayments of debt by the Company amounted to $144,806 September 30, 2002, resulting in a loan balance due the CEO at September 30, 2002 of $87,564. The loan balance at September 30, 2002 is currently due on demand and continues to accrue interest at the rate of 18% per year.

The Company's Secretary/Treasurer advanced the Company approximately $61,945 during the year ended September 30, 2001, under a separate revolving promissory note agreement effective October 1, 2000. The note is a demand note, which accrues interest at an annual rate of 18%. Total repayments of the note amounted to $40,681. Accrued interest was $4,610 during the year ended September 30, 2001, bringing the loan balance at year-end to $25,874. A new promissory note agreement for this amount was drawn up at the close of business on September 30, 2001, expiring September 1, 2002. The Secretary/Treasurer also borrowed on a personal credit card for the Company's behalf in the amount of $18,455, bringing the total obligation due the Secretary/Treasurer at September 30, 2001 to $44,329. During the year ended September 30, 2002, the personal credit card balance was virtually paid-off. Additional loan advances were $19,500, loan repayments were $39,500, and accrued interest was $2,269 during the year ended

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2002

NOTE 7.    DUE TO OFFICERS (continued)

September 30, 2002, bringing the aggregate loan balance due the Secretary/Treasurer at September 30, 2002 to $8,143. The loan balance at
September 30, 2002 is currently due on demand and continues to accrue interest at the rate of 18% per year.

During the period May through September 2002, the Company's Chief Technical Officer advanced the Company $32,946, corresponding to 684,407 restricted shares of the Company's common stock held by the officer, which were pledged to and sold by a convertible note holder on a Company obligation in default. Accrued interest at the annual rate of 18% was $1,831 through the end of the fiscal year, bringing the total loan amount to $34,777 at September 30, 2002. The loan balance at September 30, 2002 is currently due on demand and continues to accrue interest at the rate of 18% per year.

The aggregate amount due officers at September 30, 2002 was $130,484 and interest expense on the officer loans amounted to $11,013 and $16,490 for the years ended September 30, 2002 and 2001, respectively.

NOTE 8.    NOTES PAYABLE

Notes payable at September 30, 2002 consisted of the following:

        Registered Convertible Debentures

        Convertible Debenture #1

     Note payable to AJW Partners, LLC            $54,630
      (Convertible Debenture) due on
      March 29, 2003 at an annual interest
      rate of 12%

     Accrued interest of $1,652 and principal
      on Convertible Debenture convertible
      into approximately 18,761,000
      shares of common stock at the price
      of $0.003 at September 30, 2002              1,652         56,282
                                                  --------

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2002


NOTE 8.    NOTES PAYABLE (continued)

     Note payable to New Millennium Capital       $54,630
      Partners II, LLC (Convertible Debenture) due on March 29, 2003 at an annual interest rate of 12%

     Accrued interest of $1,652 and principal
      on Convertible Debenture convertible
      into approximately 18,761,000
      shares of common stock at the price
      of $0.003 at September 30, 2002               1,652        56,282
                                                  --------

     Note payable to AJW/New Millennium            61,960
      Offshore, Ltd.(Convertible Debenture)
      due on March 29, 2003 at an annual
      interest rate of 12%

     Accrued interest of $1,875 and principal
      on Convertible Debenture convertible
      into approximately 21,278,000
      shares of common stock at the price
      of $0.003 at September 30, 2002               1,875        63,835
                                                  --------

     Note payable to Pegasus Capital Partners, LLC 35,650
      Offshore, Ltd. Ltd. (Convertible
      Debenture) due on March 29, 2003
      at an annual interest rate of 12%

     Accrued interest of $1,078 and principal
      on Convertible Debenture convertible
      into approximately 12,243,000
      shares of common stock at the price
      of $0.003 at September 30, 2002               1,078        36,728
                                                  --------

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2002


NOTE 8.    NOTES PAYABLE (continued)

 Convertible Debenture #2

    Note payable to AJW Partners, LLC            $40,000
     (Convertible Debenture) due on
     May 10, 2003 at an annual interest
     rate of 12%

     Accrued interest of $1,210 and principal
      on Convertible Debenture convertible
      into approximately 13,737,000
      shares of common stock at the price
      of $0.003 at September 30, 2002              1,210         41,210
                                                 --------

     Note payable to New Millennium Capital       40,000
      Partners II, LLC(Convertible Debenture)
      due on  May 10, 2003 at an annual
      interest rate of 12%

     Accrued interest of $1,210 and principal
      on Convertible Debenture convertible
      into approximately 13,737,000
      shares of common stock at the price
      of $0.003 at September 30, 2002              1,210         41,210
                                                 --------

     Note payable to AJW/New Millennium           45,000
      Offshore, Ltd.(Convertible Debenture)
      due on May 10, 2003 at an annual
      interest rate of 12%

     Accrued interest of $1,361 and principal
      on Convertible Debenture convertible
      into approximately 15,454,000
      shares of common stock at the price
      of $0.003 at September 30, 2002              1,361         46,361
                                                 --------

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2002


NOTE 8.    NOTES PAYABLE (continued)

     Note payable to Pegasus Capital Partners, LLC $25,000
      Offshore, Ltd. Ltd. (Convertible
      Debenture) due on May 10, 2003
      at an annual interest rate of 12%

     Accrued interest of $756 and principal
      on Convertible Debenture convertible
      into approximately 8,585,000
      shares of common stock at the price
      of $0.003 at September 30, 2002                  756       25,756
                                                    -------

     Convertible Debenture #3

    Note payable to AJW Partners, LLC               80,000
     (Convertible Debenture) due on
     June 17, 2003 at an annual interest
     rate of 12%

     Accrued interest of $2,420 and principal
      on Convertible Debenture convertible
      into approximately 27,473,000
      shares of common stock at the price
      of $0.003 at September 30, 2002                2,420       82,420
                                                    -------

     Note payable to New Millennium Capital         80,000
      Partners II, LLC(Convertible Debenture)
      due on  June 17, 2003 at an annual
      interest rate of 12%

     Accrued interest of $2,420 and principal
      on Convertible Debenture convertible
      into approximately 27,473,000
      shares of common stock at the price
      of $0.003 at September 30, 2002                2,420       82,420
                                                   --------

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2002

NOTE 8.    NOTES PAYABLE (continued)

     Note payable to AJW/New Millennium           $90,000
      Offshore, Ltd.(Convertible Debenture)
      due on June 17, 2003 at an annual
      interest rate of 12%

     Accrued interest of $2,722 and principal
      on Convertible Debenture convertible
      into approximately 30,907,000
      shares of common stock at the price
      of $0.003 at September 30, 2002               2,722        92,722
                                                  --------

     Note payable to Pegasus Capital Partners, LLC 50,000
      Offshore, Ltd. Ltd. (Convertible
      Debenture) due on June 17, 2003
      at an annual interest rate of 12%

     Accrued interest of $1,512 and principal
      on Convertible Debenture convertible
      into approximately 17,171,000
      shares of common stock at the price
      of $0.003 at September 30, 2002               1,512       51,512
                                                 --------       ------
Subtotal of Registered Convertible Debentures                  676,738
    Less note discount                                        (401,652)
                                                              ---------
Net carrying value of Registered Convertible Debentures        275,086

      Note payable to Devon Investment Advisors,
      unsecured, due on demand, interest payable
      at an annual rate of 10%.                                241,824

     Note payable to Black Dog Ranch LLC,
      unsecured, due on demand, including interest
      at an annual rate of 18%.                                188,126

        Convertible note payable to Laurus Master Fund, Ltd.,
      secured by 3,293,944 shares of common stock
      beneficially owned by officers, with interest
      payable at an annual rate of 8%, conversion
      premium of 25% based on current market price of
      the Company's common stock (as defined), initially
      due October 12, 2001 and extended to
      December 1, 2001.  Currently in default.                 129,214

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2002


NOTE 8.    NOTES PAYABLE (continued)

        Convertible note payable to Rowell A. McHatten, Jr.,
      unsecured, with interest payable at an annual rate
      of 14%, convertible into restricted common stock of
      the Company at $0.06 per share, due April 24, 2003.       10,629
                                                              ---------
      Total notes payable                                      844,879
          Current portion                                     (755,149)
                                                               --------
      Long-term portion                                       $ 89,730
                                                              =========

On April 12, 2001, the Company received $300,000 in proceeds from Laurus Master Fund, Ltd. ("Laurus") and issued a $300,000 principal value 8% convertible note due on October 12, 2001, along with 1,000,000 common stock warrants, exercisable at $0.192 per share over a four-year period. $77,228 of the proceeds was allocated to the cost of the warrants, with the remaining $222,772 allocated to the cost of the debt instrument, based on the relative fair market values of the note and the warrants at the date of issuance.

A convertible note discount of $77,228 was also recognized, which was effectively fully amortized at September 30, 2002 as interest expense.

The note is convertible (at the option of the holder) into common stock at the lesser of 80% of the average of the 3-lowest closing bid prices during the 30 trading days prior to the closing date (April 12, 2001) or 80% of the average of the 3-lowest closing bid prices during the 30 trading days prior to the conversion date (assumed to be September 30, 2002). At April 12, 2001, the note was convertible into approximately 2,181,500 common shares at an exercise price of approximately $0.1021 per share, and at September 30, 2002, the note was convertible into approximately 20,189,875 common shares at an exercise price of approximately $0.0064 per share. In either instance, the fair value of the debt instrument (due to the 80% pricing advantage) was $375,000 (a 25% premium on the principal value), resulting in a further

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2002

NOTE 8.    NOTES PAYABLE (continued)

convertible debt discount of $152,228, representing the difference between the note's fair value of $375,000 and the allocated proceeds at issuance of $222,772. This discount was also fully amortized at September 30, 2001.

A corresponding $152,228 credit was made to additional paid-in capital for the conversion benefit option, i.e., the intrinsic value of the matured debt instrument. Interest accrued at 8% on the $300,000 note principal through September 30, 2002 was $17,168; for presentation purposes, this interest was added to the principal value of the note at the year-end balance sheet date. The holder can also convert the accrued interest into common stock at a 25% premium ($4,292), bringing the total conversion benefit option to $155,027. Total amortization of interest on the discounted convertible note during the year ended September 30, 2001 (including $32,775 in debt issuance costs associated with the transaction) amounted to $265,030.

The maturity date on the $300,000 principal value 8% convertible note, initially October 12, 2001, was extended to December 1, 2001. Because of the inherent conversion benefit feature, the aggregate note with accrued interest, totaling $311,194 at September 30, 2001, was classified as a long-term liability.

The Company was unable to pay-off the note at maturity. However, after receiving bridge financing from another investment group in February 2002, the Company subsequently repaid $150,000 of the obligation, as the note holder elected to not convert the debt to shares. Consequently, the note holder sold 1,479,264 of the 4,773,208 shares of the Company's common stock that had been pledged by officers of the Company as collateral, resulting in net proceeds of $49,148. Adding accrued interest of $17,168 at an annual rate of 12%, brought the loan balance at September 30, 2002 to
$129,214.   Subsequent to  September 30,  2002, the  note holder  sold the remaining 3,293,944 pledged shares for net proceeds of $67,144 and netted another $3,200 from the issuance of 500,000 new Company shares, bringing the total liability down to approximately $60,000.

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2002

NOTE 8.    NOTES PAYABLE (continued)

In February 2002, the Company borrowed $340,000 from the Mercator Momentum Fund. This loan from the Mercator Momentum Fund was a short-term loan due May 15, 2002 and accrues interest at an annual rate of 18%. The loan was secured by shares of common stock. On June 14, 2002 Mercator Momentum Fund transferred collateral in the form of 5,861,814 shares of common stock to their name because the Company was in default on the loan. Thereafter, on June 21, 2002, Mercator Momentum Fund filed an action against Conectisys Corporation, Robert A. Spigno and Patricia A. Spigno in the Superior Court of California, County of Los Angeles (Case No. BC276283) for breach of promissory note, foreclosure of security interests and fraud and deceit. Mr. Spigno is the Chairman of the Board and a director of the Company and is also the Company's Chief Executive Officer. Ms. Spigno is the Company's Secretary and Chief Financial Officer. On July 3, 2002, Mercator Momentum Fund filed a first amended complaint in the Superior Court of California, County of Los Angeles (Case No. BC276283) adding a claim for common count for money lent. Mercator Momentum Fund seeks damages of approximately $243,000 plus approximately $66 in interest per day commencing June 21, 2002 and other compensatory and punitive damages of unspecified amount. The Company believes that Mercator Momentum Fund's claims are without merit because, among other factors, they have affirmative defenses to those claims, including usury and the satisfaction of amounts owed under loan from Mercator Momentum Fund as a result of the enforcement by Mercator Momentum Fund of its security interest in shares of common stock. The Company intends to vigorously defend against these claims and to pursue appropriate counterclaims against Mercator Momentum Fund.

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2002

NOTE 9. SECURED CONVERTIBLE DEBENTURES

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

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2002

NOTE 9. SECURED CONVERTIBLE DEBENTURES (continued)


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

The Company's convertible debentures and related warrants contain anti -dilution provisions whereby, if the Company issues common stock or securities convertible into or exercisable for common stock at a price less than the conversion or exercise prices of the debentures or warrants, the conversion and exercise prices of the debentures or shall be adjusted as stipulated in the agreements governing such debentures and warrants.

The fair value of the twelve debt instruments (due to the 100% pricing advantage) in aggregate was $1,500,000 (a 100% premium on the principal
value)  making the  beneficial conversion  option   $649,913  at inception
($750,000 less the $100,087 allocated to the issuance of the 3,750,000 related warrants).

During the fiscal year ended September 30, 2002, the Company issued 12,667,178 shares of common stock in connection with regular interest payments and upon conversion of an aggregate of $93,130 of principal and $6,916 of related interest on the Company's convertible debentures. A corresponding reduction of $80,702 to the beneficial conversion option was made.

As of September 30, 2002, the Company was indebted for an aggregate of $676,738 of principal and accrued and unpaid interest on these convertible debentures. To the extent debentures issued by the Company are converted into shares of common stock, the Company will not be obligated to repay the converted amounts.

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2002

NOTE 9. SECURED CONVERTIBLE DEBENTURES (continued)

As part of the recording of the convertible debt transactions, a beneficial conversion option for $649,913 was recognized, along with a corresponding debt discount. The total debt discount of $750,000, including $100,087 attributable to the stock warrants, is being amortized over the one-year life of the debt instruments. $279,115 was amortized through September 30, 2002, resulting in an unamortized discount of $401,652 at September 30, 2002, which was net of $69,233 in convertible bond discount that was transferred to equity upon the conversion of $93,130 principal value of debt, along with $6,916 in accrued interest. Accordingly, the $80,702 pro -rata portion of the beneficial conversion option attributable to the $93,130 in debt principal converted, was also transferred to common stock, leaving a balance $724,238 at September 30, 2002. The conversion of the Purchaser debt and accrued interest during the period resulted in the issuance of 12,667,178 shares of the Company's common stock.

As noted above, $93,130 of the $750,000 principal value of convertible debt at September 30, 2002 had been converted, leaving a principal balance of $656,870 (plus accrued $19,868) at September 30, 2002. $89,730 of the remaining principal balance has been classified as long-term, based on expected additional principal conversions of $9,970 per month through June 2003.

NOTE 10.        SHAREHOLDERS' EQUITY (DEFICIT)

The Company's authorized capital stock consists of 250,000,000 shares of common stock, no par value per share, and 50,000,000 shares of preferred stock, $1.00 par value per share. Of the 50,000,000 authorized shares of preferred stock, 1,000,000 shares have been designated as Class A Preferred Stock and 1,000,000 shares have been designated as Class B Preferred Stock, and the remaining 48,000,000 shares are undesignated. As of September 30, 2002, there were 64,311,823 shares of the Company's common stock outstanding held by approximately 750 holders of record and 200,020 shares of the Company's Class A Preferred Stock outstanding held by one holder of record and no shares of Class B Preferred Stock outstanding.

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2002

NOTE 10.        SHAREHOLDERS' EQUITY (DEFICIT) (continued)

Each share of Class A Preferred Stock is entitled to 100 votes per share on all matters presented to the Company's shareholders for action. The Class A Preferred Stock does not have any liquidation preference, additional voting rights, conversion rights, anti-dilution rights or any other preferential rights.

Each share of Class B Preferred Stock is convertible into 10 shares of the Company's common stock. The Class B Preferred Stock does not have any liquidation preference, voting rights, other conversion rights, anti -dilution rights or any other preferential rights.

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

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2002

NOTE 10.        SHAREHOLDERS' EQUITY (DEFICIT) (continued)

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

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2002


NOTE 10.        SHAREHOLDERS' EQUITY (DEFICIT) (continued)

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

During the months October 2001 through January 2002, the Company issued a total of 2,333,334 shares of its restricted common stock for cash of $145,000 in private placements. In conjunction with these stock issuances, the Company issued 700,000 common stock warrants at an exercise price of $1.00 per share, expiring November 2003 through January 2005.

During the period October 2001 through September 2002, the Company issued 5,300,000 shares of its common stock (of which 4,100,000 shares were restricted) to a consultant in exchange for accrued consulting services of $203,566. In September 2002, 1,000,000 common stock options were also issued to the consultant at an exercise price of $0.50 until September 2004. The common stock options were not recorded in the financial statements, as they had nominal value.

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2002

NOTE 10.        SHAREHOLDERS' EQUITY (DEFICIT) (continued)

In October 2001 through November 2001, the Company issued 60,000 shares of its Class A preferred stock to its CEO for a $60,000 reduction of debt. An additional 250,000 of Class A preferred stock options were issued to the CEO at an exercise price per share of $1.00 through November 2005. 9,890 Class A preferred stock options issued in earlier years to the CEO expired in December 2001.

In December 2001 and January 2002, the Company issued 500,000 shares of its restricted common stock to a consultant in exchange for media services rendered in the amount of $87,500.

In December 2001 and January 2002, a consultant exercised 550,000 common stock options at $0.13 per share in exchange for debt of $71,500. As part of the transaction, $31,625 in stock options exercisable was transferred to common stock.

In January  2002, the  Company  issued 192,100  common  stock warrants   to
investors at an  exercise price of  $2.00 per share,  expiring in September
2004.

During the months February 2002 through August 2002, the Company issued 1,680,000 shares of its common stock (including 50,000 restricted shares) in exchange for $85,500 in consulting services.

During the months March 2002 through June 2002, the Company issued 3,750,000 in three-year common stock warrants as part of a $750,000 12% convertible debt issuance, exercisable at the lower of $0.045 and 50% of the market price of the common stock (as defined) through the date of exercise. The warrants were recorded at $100,087 and the debt at $649,913, based upon the relative fair values of each, and a beneficial conversion option for an additional $649,913 was also recognized.

In May 2002 and June 2002, the Company issued a total of 500,000 shares of its restricted common stock for cash of $25,000 (net of $25,000 in fees) in private placements. In conjunction with these issuances, the Company issued 500,000 common stock options at an exercise price of $0.50 per share, expiring April 2004 through June 2004. The common stock options were not recorded in the financial statements, as they had nominal value.

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2002


NOTE 10.        SHAREHOLDERS' EQUITY (DEFICIT) (continued)

In May 2002, the Company issued 100,000 shares of its restricted common stock to an engineering consultant in exchange for $5,000 in accrued services.

In June 2002 through September 2002, the Company issued 12,667,178 of its common shares to an investor group in exchange for $93,130 in convertible debt and $6,916 in interest (considered services). In conjunction with these transactions, $80,702 of the Company's beneficial conversion option was also transferred to common stock, and $69,233 in convertible note discounts was applied against common stock as a result of debt conversion.

In June 2002, the Company issued 48,077 shares of its common stock to its former Acting President for $7,788 in accrued compensation. In June 2002, the Company issued 3,500,000 shares of its common stock valued at $179,125 in partial settlement of a $300,000 note.

In June 2002, the Company issued 1,000,000 restricted common shares to an outside accountant in exchange for $30,000 in accrued services rendered.

In September 2002, the Company issued 4,000,000 shares of its restricted common stock to a consultant/investor for $30,000 in cash and reduction of debt of $10,000. 1,000,000 common stock options were also issued to the consultant at an exercise price of $0.50 until September 2004. The common stock options were not recorded in the financial statements, as they had nominal value.

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2002

NOTE 11.  INCOME TAXES

Deferred income taxes consisted of the following at September 30, 2002:

      Deferred tax asset, benefit
      of net operating loss
      carryforward                                $ 7,000,000
      Valuation allowance                          (7,000,000)
                                                  -----------
        Net deferred taxes                        $       -
                                                  ===========

The valuation allowance offsets the net deferred tax asset, since it is more likely than not that it would not be recovered. During the year ended September 30, 2002, the deferred tax asset and valuation allowance were both increased by $1,000,000.

The Company has approximately $17,400,000 in both federal and California net operating loss carryforwards. The federal net operating loss carryforwards expire as follows: $2,700,000 in the year 2012, $5,300,000 in 2018, $1,200,000 in 2019, $3,500,000 in 2020, $2,400,000 in 2021 and
$2,300,000 in 2022. The California net operating loss carryforwards expire as follows: $2,700,000 in the year 2002, $5,300,000 in 2003, $1,200,000 in
2004, $3,500,000 in 2005, $2,400,000 in 2006, and $2,300,000 in 2007.   The
latest federal and California corporate income tax returns filed by the Company were for the tax year ended November 30, 2000.

NOTE 12.        COMMITMENTS AND CONTINGENCIES

Employment agreements

The Company has entered into four employment agreements with key individuals, the terms of the agreements are as follows:

1) The CEO (and again President) of the Company entered into an agreement dated October 2, 1995 (which was subsequently amended September 1, 1997, September 1, 1999, and March 27, 2000) for a period of five years (to April 1, 2005), and he is entitled to receive a base salary of $160,000 per year. The employee shall further receive a bonus, paid at year-end, equal to 50% of the employee's salary, for continued employment. The staying bonus will be compensated for with the Company's restricted common stock. He is also granted an option to purchase up to 2,000,000 shares of the Company's

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2002

NOTE 12.        COMMITMENTS AND CONTINGENCIES (continued)

restricted common stock at a price equal to 50% of the average market value for the prior 30 trading days before exercise. On March 27, 2000, the exercise price was adjusted to a flat $0.3864 per share, with an expiration date of December 2, 2003.

2) The Acting President of the Company entered into an agreement dated September 11, 2000 for a period of six months through March 11, 2001. On March 1, 2001 the agreement was extended through September 30, 2001. He is entitled to receive a base salary (consulting fees) of $120,000 per year, of which 50% shall be paid in cash and 50% shall be paid in restricted common stock at a rate equal to 50% of the average market closing price for the last 5 trading days of each quarter. He shall be issued 100,000 shares of restricted common stock as a hiring bonus, at a per share price of $0.28415, equivalent to 50% of the average market closing price for the prior 30 trading days before the agreement date. He shall further receive performance bonuses (paid in restricted common stock) upon successful completion of specific milestones pertaining to the implementation and deployment of the HNET System. The incentive package could net him up to 650,000 shares of restricted common stock. As of September 30, 2002, none of these milestones were met. He is also granted an option through March 11, 2001 to purchase up to 100,000 shares of the Company's restricted common stock at a price of $0.38 per share. This option has since expired. The Acting President no longer works for the Company in this capacity, but remains as a member of the Advisory Board.

3) The Secretary and Treasurer of the Company entered into an Agreement dated October 2, 1995 (which was subsequently amended September 1, 1997, September 1, 1999, and March 27, 2000), for a period of five years (extended through April 1, 2005), and she is entitled to receive a base salary of $80,000 per year. The employee shall further receive a bonus, paid at year-end, equal to 50% of the employee's

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2002

NOTE 12.        COMMITMENTS AND CONTINGENCIES (continued)

Employment agreements (continued)

salary, for continued employment. The staying bonus shall be compensated for with the Company's restricted common stock. She is also granted an option to purchase up to 500,000 shares of the Company's restricted common stock at a price equal to 60% of the average market value for the prior 180 trading days before exercise. On March 27, 2000, the exercise price was adjusted to a flat $0.38 per share, with an expiration date of December 31, 2004.

4) The Chief Technical Officer of the Company entered into an agreement dated August 1, 1998 for an initial term of three years (extended through August 1, 2003), and he is entitled to receive a base salary of $150,000 per year, with a minimum of $90,000 to be paid annually in cash and the balance paid (at the option of the Company) in cash or restricted common stock under rule 144. The employee shall receive a hire-on bonus of $75,000 worth of the Company's restricted common stock under rule 144, at
one-half  market price.   The employee  shall further  receive performance
bonuses (paid in restricted common stock, as above) upon successful completion of specific milestones pertaining to the implementation and deployment of certain software (up to $862,500). If substantially all performance milestones are met, he is also granted an option to purchase up to 500,000 shares of the Company's restricted common stock at a price equal to 60% of the average market value at the date of purchase. As of September 30, 2002, none of the aforementioned milestones had been successfully completed.

Litigation

There has been one recent legal proceeding in which the Company has been a party:

In February 2002, the Company borrowed $340,000 from the Mercator Momentum Fund in order to make an initial $100,000 payment to Laurus Master Fund, Ltd. and to fund continuing development of the Company's H-Net(TM) system. This loan from the Mercator Momentum Fund was a short-term loan due May 15, 2002 and accrues interest at an annual rate of 18%. The loan was secured by shares of the Company's common stock. As of June 13, 2002, the

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2002

NOTE 12.        COMMITMENTS AND CONTINGENCIES (continued)

Litigation (continued)

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

On June 21, 2002 Mercator Momentum Fund filed an action against Conectisys Corporation, Robert A. Spigno and Patricia A. Spigno in the Superior Court of California, County of Los Angeles (Case No. BC276283) for breach of promissory note, foreclosure of security interests and fraud and deceit. Mr. Spigno is the Chairman of the Board and a director of the Company and is also the Company's Chief Executive Officer. Ms. Spigno is the Company's Secretary and Chief Financial Officer. On July 3, 2002, Mercator Momentum Fund filed a first amended complaint in the Superior Court of California, County of Los Angeles (Case No. BC276283) adding a claim for common count for money lent. Mercator Momentum Fund seeks damages of approximately $243,000 plus approximately $66 in interest per day commencing June 21, 2002 and other compensatory and punitive damages of unspecified amount. The Company believes that Mercator Momentum Fund's claims are without merit because, among other factors, they have affirmative defenses to those claims, including usury and the satisfaction of amounts owed under loan from Mercator Momentum Fund as a result of the enforcement by Mercator Momentum Fund of its security interest in shares of common stock. The Company intends to vigorously defend against these claims and to pursue appropriate counterclaims against Mercator Momentum Fund.

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2002

NOTE 12.        COMMITMENTS AND CONTINGENCIES (continued)

Litigation (continued)

The Company, during its normal course of business, may be subject from time to time to disputes and to legal proceedings against it. Both counsel and management do not expect that the ultimate outcome of any current claims will have a material adverse effect on the Company's financial statements.

NOTE 13.        FORM S-8 FILINGS

In September 2001, the Company filed a registration statement on Form S-8 covering its amended Non-Qualified Stock Option and Stock Bonus Plan for independent consultants to the Company, which authorizes the issuance of an additional 3,000,000 shares of common stock. 1,000,000 of these shares valued at $113,300 were issued to a consultant as a retainer in September 2001. Another 1,500,000 shares valued at $192,566 for accrued services of $153,566 and reduction of debt of $39,000 were issued to consultants during the three months ended December 31, 2001. Later during the fiscal year ended September 30, 2002, 500,000 shares valued at $57,500 were issued to consultants for services of $25,000 and reduction of debt of $32,500 leaving an unissued balance of zero shares under the Company's amended Non -Qualified Stock Option and Stock Bonus Plan.

In August 2002, the Company filed a registration statement on Form S-8 covering a 1,000,000 shares issued to an independent consultant to the Company, which authorized the re-sale of the 1,000,000 shares of common stock valued at $20,000.

NOTE 14.        STOCK OPTIONS AND WARRANTS

During the fiscal year ended September 30, 1999, the Company issued to a note holder options to purchase 500,000 shares of the Company's Class B preferred stock at an exercise price of $5.00 per share. As consideration, the Company reduced its debt to the note holder by $50,000 and received an extension of time to pay-off its promissory note. The Company also issued to its CEO options to purchase another 500,000 shares of the Company's Class B preferred stock at an exercise price of $5.00 per share in exchange for a reduction in debt of $50,000. Total consideration

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2002

NOTE 14.        STOCK OPTIONS AND WARRANTS (continued)

received on the above issued options, as evidenced by debt reduction, was $100,000. These options can be exercised through November 1, 2002 and can also be converted into common stock at the rate of 10 common shares for each Class B preferred share. In September 2001, the exercise price on the Class B preferred stock options was adjusted to $2.50 per share and the exercise period extended to November 1, 2004.

The Company's CEO currently owns 200,020 shares of the Company's Class A preferred stock, of which 60,000 shares were purchased during the year ended September 30, 2002, and has options to purchase another 250,000 shares for $1.00 per share through November 1, 2005.

The Company accounts for stock-based compensation under the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25. No common stock options or warrants were granted to officers and directors of the Company during the years ended September 30, 2002 or 2001. During the year ended September 30, 2000, the Company had issued 100,000 common stock options to its Acting President at an exercise price of $0.38 per share, exercisable over a six-month period. As the exercise price approximated the market price of the common stock on the date of grant and the term of the options was short, no compensation cost had to be recorded in the financial statements under the Black-Scholes call option pricing model. These common stock options expired on March 11, 2001.

The total balance of stock options and warrants exercisable at September 30, 2000 was $1,235,005, including $100,000 attributable to the Company's Class B preferred stock, as noted above.

In January 2001, a consultant exercised 400,000 out of 500,000 common stock options that had been granted in September 2000, at an exercise price of $0.085 per share. The $34,000 proceeds were applied to an outstanding note due the consultant. Additionally, $52,000 of additional paid-in capital (recorded as stock options exercisable) was reclassified to common stock. This was because an aggregate fair value amount of $65,000 had been recognized in the financial statements when these options were granted in September 2000 at an exercise price set at 15% below market. The fair value was determined utilizing the Black-Scholes call option

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2002

NOTE 14.        STOCK OPTIONS AND WARRANTS (continued)

pricing model,  assuming a  6% risk  free rate  of return  and a volatility
factor  of 50%.   The remaining  100,000 common  stock options  expired in
September 2001.

In March  2001, 45,500  common stock  warrants were  issued to common stock
subscribers, exercisable at $2.00 per  share through March 3, 2003.   These
warrants had no material value upon issuance.

In April 2001, 1,000,000 common stock warrants were issued to an investor in conjunction with a $300,000 principal value 8% convertible note. The warrants are exercisable at $0.192 per share over a four-year period, and were valued at $77,228 (see Note 8 above).

In September 2001, 2,000,000 common stock options were issued to a consultant. The options are exercisable at $0.13 per share over a four -year period and were valued under the Black-Scholes call option pricing model (assuming a 50% volatility factor and a 5% risk-free rate of return) at $115,000, bringing the balance of stock options and warrants exercisable at the September 30, 2001 fiscal year-end to $1,375,233.

In December 2001 and January 2002, the consultant exercised 550,000 of the above common stock options, applying the $71,500 cost of exercise against an outstanding note payable. Stock options exercisable were also reduced and transferred to common stock in the amount of $31,625.

In March 2002 trough June 2002, 3,750,000 three-year common stock warrants were issued to an accredited investor group in connection with a $750,000 12% convertible debenture financing arrangement (see Note 8 above). The allocated cost of these warrants amounted to $100,087, so that the total stock options and warrants exercisable at September 30, 2002 was now $1,443,695.

During the year ended September 30, 2002, an additional 6,852,205 common stock options were granted to consultants and investors, at exercise prices ranging from $0.50 to $2.00 per share, and over terms expiring from November 1, 2003 through January 16, 2005. Because these strike prices were substantially above the market price of the Company's common stock, no value was attributed to these options at the time of grant.

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2002

NOTE 14.        STOCK OPTIONS (continued)

The Company has granted various common stock options and warrants to employees and consultants. Generally, the options and warrants were granted at approximately the fair market value of the Company's common stock at the date of grant and vested immediately, except that when restricted rule 144 common stock was issued, the options and warrants were granted at an average market discount of 50% (ranging from between 20% to 75%). Compensation expense for options and warrants issued to employees for services were recorded as the difference between the intrinsic value of those services as measured by the (discounted) market value of the common stock at the date of grant and the exercise price in accordance with APB Opinion No. 25, with pro forma disclosure of the excess market value as required by FASB No. 123. All options and warrants issued to consultants and other non-employees were recorded at the fair value of the services rendered and equivalent to the market value (as discounted, if applicable) of the equity instruments received as per FASB No. 123. The market value was determined by utilizing an averaging convention of between 5 to 30 days of the closing price of the Company's common shares as traded on the over -the-counter bulletin board (stock symbol CNES) through the grant date and applying certain mathematical assumptions as required under the Black -Scholes model. Such assumptions, pertaining to the risk-free annual rate of return and stock volatility, were generally the same as those mentioned above when making fair value disclosures for the issuance of officer and employee stock options, except that the risk-free annual rate of return during the latter half of fiscal 2001 and subsequent was assumed to be 5% (rather than 6%) due to the general decline of interest rates occurring throughout the economy and the world.

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2002

NOTE 14.        STOCK OPTIONS AND WARRANTS (continued)

The common stock option activity during the fiscal years ended September 30, 2002 and September 30, 2001 was as follows:

                                           Common Stock      Weighted
                                             Options         Average
                                                and          Exercise
                                             Warrants         Price
                                            ----------       --------
     Balance outstanding, October 1, 2000     3,207,154        $.69

      Granted                                 3,000,000         .15
      Exercised                                (400,000)        .09
      Expired                                  (200,000)        .23
                                             ----------
     Balance outstanding, September 30, 2001  5,607,154         .42

      Granted                                 3,750,000         .05
      Exercised                                (550,000)        .13
                                             ----------
     Balance outstanding, September 30, 2002  8,807,154        $.28
                                             ==========        ====

The following table summarizes information about common stock options at September 30, 2002:

                          Outstanding                  Exercisable
                           Weighted    Weighted               Weighted
   Range of      Common    Average      Average      Common    Average
   Exercise       Stock      Life      Exercise       Stock   Exercise
    Prices      Options    (Months)      Price       Options    Price
-------------   ---------   -------     -------      --------- -------
$2.00 - $2.00     563,500        23     $  2.00        563,500 $  2.00
$ .38 - $ .38     100,000        27     $   .38        100,000 $   .38
$ .19 - $ .19   1,000,000        30     $   .19      1,000,000 $   .19
$ .05 - $ .05   3,750,000        31     $   .05      3,750,000 $   .05
$ .13 - $ .13   1,450,000        35     $   .13      1,450,000 $   .13
$ .39 - $ .39   1,443,654        38     $   .39      1,443,654 $   .39
$ .38 - $ .38     500,000        38     $   .38        500,000 $   .38

$ .05 - $2.00   8,807,154        33     $   .28      8,807,154 $   .28
=============   =========        ==     =======      ========= =======

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2002

NOTE 14.        STOCK OPTIONS AND WARRANTS (continued)

The above tables exclude 4,852,205 warrants exercisable at prices ranging from $0.50 to $2.00 per share, which have nominal value and which were issued to certain stock subscription investors and consultants. These warrants will all expire during the period November 1, 2003 through January 16, 2005. The tables also exclude a contingent issuance to the Company's Chief Technical Officer of 2,000,000 common stock options exercisable at $0.50 per share and expiring December 31, 2004. These common stock options will not vest until certain milestones have been attained.

NOTE 15.        SUBSEQUENT EVENTS

(a) In October 2002, the Company filed a registration statement on Form S-8 covering a 1,000,000 shares issued to an independent consultant to the Company, which authorized the re-sale of the 1,000,000 shares of common stock valued at $20,000.

(b) In November 2002, the Company received funding of another $200,000 (net proceeds of $143,600) from an investor group in exchange for one-year 12% convertible debt and 1,000,000 common stock warrants, exercisable at $0.005 per share over a three-year period. During the quarter ended December 31, 2002, this same investor group also converted approximately $33,000 of debt and accrued interest into 7,532,953 shares of the Company's common stock.

(c) Through January 6, 2003, in addition to the common share issuances described in Notes 15(a) and 15(b) above, the Company has issued restricted common stock in the aggregate of 24,265,490 shares, valued at approximately $371,000. Of the aggregate amount, 7,630,468 shares were issued on account of accrued consulting fees totaling approximately $76,000, 7,135,022 shares were issued to officers for debt reductions of approximately $237,000, 750,000 shares were issued to an employee and a consultant for bonuses of approximately $7,000, 500,000 shares were issued to a note holder for a debt reduction of approximately $3,000, 1,250,000 shares were issued to members of the Advisory Board for services of approximately $13,000, and 7,000,000 shares were issued to an individual for $35,000 in cash.

INDEX TO EXHIBITS


Exhibit
Number           Description
-------          -----------
3.1     Articles of Incorporation of the Registrant (4)

3.2 Articles of Amendment to the Articles of Incorporation of the Registrant filed November 7, 1994 (4)

3.3 Articles of Amendment to the Articles of Incorporation of the Registrant filed December 5, 1994 (6)

3.4 Articles of Amendment to the Articles of Incorporation of the Registrant filed October 16, 1995 (4)

3.5     Bylaws of the Registrant (4)

10.1 Employment Agreement dated October 2, 1995 between the Registrant and Robert Spigno (#) (4)

10.2 Amendment to Employment Agreement dated July 24, 1996 between the Registrant and Robert Spigno (#) (4)

10.3 Amendment to Employment Agreement dated August 11, 1997 between the Registrant and Robert Spigno (#) (4)

10.4 Amendment to Employment Agreement dated September 1, 1999 between the Registrant and Robert Spigno (#) (4)

10.5 Amendment to Employment Agreement dated March 27, 2000 between the Registrant and Robert Spigno (#) (4)

10.6 Employment Agreement dated August 1, 1998 between the Registrant and Lawrence Muirhead (#) (2)

10.7 Employment Agreement dated October 2, 1995 between the Registrant and Patricia Spigno (#) (4)

10.8 Amendment to Employment Agreement dated July 24, 1996 between the Registrant and Patricia Spigno (#) (4)

10.9 Amendment to Employment Agreement dated September 1, 1999 between the Registrant and Patricia Spigno (#) (4)

10.10 Amendment to Employment Agreement dated March 27, 2000 between the Registrant and Patricia Spigno (#) (4)

10.11 Agreement dated August 3, 2001 between the Registrant and Radio Design Group (1)

10.12 Letter of Understanding dated July 24, 2001 between the Registrant and Dr. Scott Samuelsen as director of the Advanced Power and Energy Program, University of California, Irvine (4)

10.13 Convertible Note dated April 12, 2001 made by the Registrant in favor of Laurus Master Fund, Ltd. (4)

10.14 Promissory Note Subscription Agreement dated April 12, 2001 between the Registrant and Laurus Master Fund, Ltd. (4)

10.15 Security Agreement dated April 12, 2001 between the Registrant and Laurus Master Fund, Ltd. (4)

10.16 Letter Agreement dated September 26, 2001 between the Registrant and Laurus Master Fund, Ltd. (4)

10.17 Letter Agreement dated April 2, 2002 between the Registrant and Laurus Master Fund, Ltd. (4)

10.18 Promissory Note dated September 1, 2001 made by the Registrant in favor of Robert Spigno (#) (4)

10.19 Promissory Note dated September 1, 2001 made by the Registrant in favor of Black Dog Ranch, LLC (4)

10.20 Promissory Note dated February 15, 2002 made by the Registrant in favor of Mercator Momentum Fund, LP (4)

10.21   ConectiSys Corporation Non-Qualified Stock Option and Stock Bonus
        Plan (2)

10.22 Amended Non-Qualified Stock Option and Stock Bonus Plan effective September 11, 2000 (3)

10.23 Amended Non-Qualified Stock Option and Stock Bonus Plan effective September 11, 2001 (1)

10.24 Securities Purchase Agreement dated as of March 29, 2002 by and between the Registrant and the purchasers named therein (4)

10.25   Form of Secured Convertible Debenture due March 29, 2003 (4)

10.26   Form of Common Stock Purchase Warrant dated as of March 29, 2002
        (4)

10.27 Registration Rights Agreement dated as of March 29, 2002 by and between the Registrant and the investors named therein (4)

10.28   Security Agreement dated as of March 29, 2002 between the
        Registrant and the secured parties named therein (4)

10.29   Form of Secured Convertible Debenture due May 10, 2003 (5)

10.30   Form of Common Stock Purchase Warrant dated as of May 10, 2002 (5)

10.31   Form of Secured Convertible Debenture due June 17, 2003 (7)

10.32   Form of Common Stock Purchase Warrant dated as of June 17, 2002 (7)

10.33 Securities Purchase Agreement dated as of November 27, 2002 by and between the Registrant and the purchasers named therein

10.34   Form of Secured Convertible Debenture due November 27, 2003

10.35   Form of Common Stock Purchase Warrant dated as of November 27, 2002

10.36 Registration Rights Agreement dated as of November 27, 2002 by and between the Registrant and the investors named therein

10.37 Security Agreement dated as of November 27, 2002 between the Registrant and the secured parties named therein

10.38 Intellectual Property Security Agreement dated as of November 27, 2002 between the Registrant and the secured parties named therein

21.1    Subsidiaries of the Registrant (4)

23.1    Consent of Independent Certified Public Accountants

_________________

(#) Management contract or compensatory plan, contract or arrangement required to be filed as an exhibit.

(1)     Filed as an exhibit to the Registrant's Form S-8 filed with the
        Securities   and  Exchange   Commission  on   September  21,   2001
        (Registration No. 333-69832) and incorporated herein by reference.

(2)     Filed as an exhibit to the Registrant's Form S-8 filed with the
        Securities   and   Exchange   Commission   on   December   6,  1999
        (Registration No. 333-92181) and incorporated herein by reference.

(3)     Filed as an exhibit to the Registrant's Form S-8 filed with the
        Securities   and  Exchange   Commission  on   September  22,   2000
        (Registration No. 333-46456) and incorporated herein by reference.

(4) Filed as an exhibit to the Registrant's Form SB-2 filed with the Securities and Exchange Commission on April 26, 2002 (Registration No. 333- 87062) and incorporated herein by reference.

(5) Filed as an exhibit to the Registrant's Form 10-QSB for the quarter ended March 31, 2002 and incorporated herein by reference.

(6) Filed as an exhibit to the Registrant's Form SB-2/A No. 1 filed with the Securities and Exchange Commission on June 6, 2002 (Registration No. 333-87062) and incorporated herein by reference.

(7) Filed as an exhibit to the Registrant's Form 10-QSB for the quarter ended June 30, 2002 and incorporated herein by reference.

SIGNATURES

        In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 21st day of January, 2003.



                                               CONECTISYS CORPORATION

                                               By: /S/ ROBERT A. SPIGNO
                                               ----------------------------
                                               Robert A. Spigno
                                               Chief Executive Officer
                                               (Principal Executive Officer)
                                               and Chairman of the Board

        In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the Registrant and in the capacities and as of the dates indicated.

Name                         Title                       Date


/S/ ROBERT A. SPIGNO    Chairman of the Board,           January 21, 2003
ROBERT A. SPIGNO        Chief Executive Officer
                        (principal executive officer)
                        and Director


/S/PATRICIA A. SPIGNO   Chief Financial Officer,         January 21, 2003
PATRICIA A. SPIGNO      Treasurer and Secretary
                        (Principal Financial and
                         Accounting Officer)



/S/LAWRENCE MUIRHEAD    Chief Technology Officer and     January 21, 2003
LAWRENCE MUIRHEAD       Director



/S/MELISSA McGOUGH      Corporate Administrator and      January 21, 2003
MELISSA McGOUGH         Director

CERTIFICATIONS

I, Robert A. Spigno, certify that:

        1. I have reviewed this annual report on Form 10-KSB of ConectiSys Corporation ("annual report");

        2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

        3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: January  21, 2003                     /S/ ROBERT A. SPIGNO
                                                Robert A. Spigno
                                                Chief Executive Officer
                                                (Principal Executive Officer)

I, Patricia A. Spigno, certify that:

        1. I have reviewed this annual report on Form 10-KSB of ConectiSys Corporation ("annual report");

        2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

        3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: January 21, 2003                      /S/ PATRICIA A. SPIGNO
                                                Patricia A. Spigno
                                                Chief Financial Officer
                                                (Principal Financial and
                                                Accounting Officer)

EXHIBITS FILED WITH THIS REPORT

Exhibit
Number                Description
------                -----------
10.33 Securities Purchase Agreement dated as of November 27, 2002 by and between the Registrant and the purchasers named therein

10.34   Form of Secured Convertible Debenture due November 27, 2003

10.35   Form of Common Stock Purchase Warrant dated as of November 27, 2002

10.36 Registration Rights Agreement dated as of November 27, 2002 by and between the Registrant and the investors named therein

10.37 Security Agreement dated as of November 27, 2002 between the Registrant and the secured parties named therein

10.38 Intellectual Property Security Agreement dated as of November 27, 2002 between the Registrant and the secured parties named therein

23.1    Consent of Independent Certified Public Accountants

99.1 Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
        Section 906 of the Sarbanes-Oxley Act Of 2002