Form 10QSB
period 2002-12-31
CONECTISYS CORP
filed 2003-02-19
CIK 790273

<pre>
================================================================================

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)
 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended DECEMBER 31, 2002

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

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         The number of shares outstanding of the registrant's only class of common stock, no par value per share, was 115,983,776 on February 12, 2003.

================================================================================

                         PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                          INDEX TO FINANCIAL STATEMENTS
                     CONECTISYS CORPORATION AND SUBSIDIARIES


Condensed Consolidated Balance Sheet at December 31, 2002...................F-1

Condensed Consolidated Statement of Operations for the Three
     Months Ended December 31, 2002 and 2001 and the
     Cumulative Period From December 31, 1990 (Inception)
     Through December 31, 2002..............................................F-3

Condensed Consolidated Statements of Changes in Shareholders'
     Equity (Deficit) for the Cumulative Period From
     December 31, 1990 (Inception) Through December 31, 2002................F-4

Condensed Consolidated Statement of Cash Flow for the Three
     Months Ended December 31, 2002 and 2001 and the Cumulative
     Period From December 31, 1990 (Inception) Through
     December 31, 2002......................................................F-10

Notes to Condensed Consolidated Financial Statements........................F-13

                                     2

CONECTISYS CORPORATION AND SUBSUDIARIES ( A Development Stage Company)
              CONSOLIDATED BALANCE SHEET
                   December 31, 2002

                                                            Dec. 31           Dec. 31           Sep. 30
                                                              2002              2001              2002
                                                           Unaudited         Unaudited          Audited
Assets
Current assets
  Cash                                                        58,061             9,673            55,101
  Debt issuance cost - current, net of accumulated
    amortization of $228,240, $0 and $131,172                 32,035                 0            89,103
Total current assets                                          90,096             9,673           144,204

Property and equipment, net of accumulated
  depreciation of $283,939, $266,401 and $280,373             47,773            65,311            51,339

License and technology, net of accumulated
  amortization of $421,478, $421,478 and $421,478                  0                 0                 0


Total assets                                                 137,869            74,984           195,543


CONECTISYS CORPORATION AND SUBSUDIARIES ( A Development Stage Company)
              CONSOLIDATED BALANCE SHEET
                   December 31, 2002


                                                            Dec. 31           Dec. 31           Sep. 30
                                                              2002              2001              2002
                                                           Unaudited         Unaudited          Audited
Liabilities and shareholders' equity
Current liabilities
  Accounts payable                                           332,389           174,723           188,898
  Accrued compensation                                       996,175           705,458           927,850
  Due to officers                                            123,906            49,130           130,484
 Accrued interest payable                                    230,343           178,001           206,476
  Other current liabilities                                      669             8,982            11,928
  Notes payable and current potion of
    long-term debt                                           822,299           600,058           755,149

Total current liabilities                                  2,505,781         1,716,352         2,220,785

Long-term debt, net of current                                69,790           317,194            89,730

Total liabilities                                          2,575,571         2,033,546         2,310,515

Shareholders' equity
Preferred stock - Class A 1,000,000 shares authorized
    $1.00 par value, 200,020 issued and outstanding          200,020           200,020           200,020
Convertible preferred stock - Class B 1,000,000 shares
    authorized no par value, no shares issued and
    outstanding                                                    0                 0                 0
Common stock - 250,000,000 shares authorized,
  no par value, authorized, 88,837,163, 33,633,234 and
  64,311,823 shares issued and outstanding                18,679,587        17,655,569        18,435,238
Additional paid-in-capital:
Convertible preferred stock - Class B, no
    par value; 1,000,000 stock options exercisable           100,000
  Common stock, no par value;
    9,807,154; 4,663,500 and 8,807,154
    stock options and warrants exercisable
    respectfully                                           1,344,663         1,257,983         1,343,695
Beneficial conversion option                                 906,013           155,027           724,238

Deficit accumulated during development stage             (23,667,985)      (21,327,161)      (22,918,163)

Total shareholders' deficit                               (2,437,702)       (1,958,562)       (2,114,972)

Total liabilities and shareholders' deficit                  137,869            74,984           195,543


CONECTISYS CORPORATION AND SUBSUDIARIES ( A Development Stage Company)
         CONSOLIDATED STATEMENT OF OPERATIONS

For the Three Months Ended December 31, 2002 and 2001
               And the Cumulative Period
From December 31, 1990 (Inception) Through December 31, 2002
                                                                                              Dec. 1, 1990
                                                                                              (Inception)
                                                                                                Through
                                                            Dec. 31           Dec. 31           Dec. 31
                                                              2002              2001              2002
                                                           Unaudited         Unaudited         Unaudited

Revenues                                                          0                 0           517,460

Cost of goods sold                                                0                 0           641,388

Gross profit                                                      0                 0          (123,928)

General and administrative                                  488,232           714,109        19,461,812

Loss from operations                                       (488,232)         (714,109)      (19,585,740)

Non-operating income (expense)                                    0           (26,654)       (1,200,289)

Interest expense                                           (261,590)          (14,967)       (1,928,142)

Net loss                                                   (749,822)         (755,730)      (22,590,243)

Weighted average shares outstanding                      34,983,564        33,170,191

Net loss per share                                            (0.02)            (0.02)


CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
For the Cumulative Period December 1, 1990 (Inception) Through December 31, 2002

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


CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
For the Cumulative Period December 1, 1990 (Inception) Through December 31, 2002
                                                                                                   Deficit
                                                                                                 Accumulated       Total
                                  Preferred Stock      Common Stock       Additional    Stock     During the  Shareholders'
                                     Class A           No Par Value         Paid-in   Subscript. Development      Equity
                                  Shares    Value    Shares       Value     Capital   Receivable    Stage        (Deficit)
                               --------- ---------- ---------- ----------- ---------- ---------- ------------ -----------
Shares issued in exchange for:
 Cash, February, 1996                -          -        1,389     152,779        -          -            -       152,779
 Debt repayment, February 1996       -          -       10,000     612,000        -          -            -       612,000
 Services, February, 1996            -          -        3,160     205,892        -          -            -       205,892
 Cash, March, 1996                   -          -          179      25,000        -          -            -        25,000
Shares returned and canceled,
  March, 1996                        -   $      -      (15,000)$       -   $      -   $      -   $        -   $       -
 Services, April, 1996               -          -           13       2,069        -          -            -         2,069
 Services, September, 1996         4,155      4,155        586      36,317        -          -            -        40,472
 Services, October, 1996             -          -        6,540     327,000        -          -            -       327,000
 Debt repayment, November, 1996      -          -        2,350      64,330        -          -            -        64,330
Net loss for the year                -          -          -           -          -          -     (2,238,933) (2,238,933)
                               --------- ---------- ---------- -----------  ---------- --------- ------------ -----------
Balance,
 November 30, 1996                20,500     20,500    138,786   6,457,221        -          -     (5,612,943)    864,778

Shares issued in exchange for:
 Services, March, 1997               -          -          228       6,879        -          -            -         6,879
 Services, April, 1997               -          -          800      13,120        -          -            -        13,120
 Services, July, 1997                -          -        1,500      16,200        -          -            -        16,200
 Cash, July, 1997                    -          -       15,000     300,000        -          -            -       300,000
 Services, August, 1997              -          -        5,958      56,000        -          -            -        56,000
Adjustment for partial shares due
 to reverse stock split (1:20)       -          -          113         -          -          -            -           -
 Services, October, 1997             -          -    1,469,666     587,865        -          -            -       587,865
 Debt repayment, October, 1997       -          -    1,540,267     620,507        -          -            -       620,507
 Cash, October, 1997                 -          -    1,500,000     281,250        -          -            -       281,250
 Services, November, 1997            -          -        4,950      10,538        -          -            -        10,538
Net loss for the year                -          -          -           -          -          -     (2,739,268) (2,739,268)
                               --------- ---------- ---------- ----------- ---------- ----------  ----------- -----------
Balance,
 November 30, 1997                20,500     20,500  4,677,268   8,349,580        -          -     (8,352,211)     17,869

Shares issued in exchange for:
 Services, December, 1997
  through November, 1998             -   $      -    2,551,610 $ 2,338,264 $      -   $      -            -   $ 2,338,264
 Debt repayment, April, 1998
  through September, 1998            -          -      250,000     129,960        -          -            -       129,960
 Cash, January, 1998 through
  July, 1998                         -          -    4,833,334   1,139,218        -          -            -     1,139,218
 Acquisition of assets,
  July, 1998                         -          -      300,000     421,478        -          -            -       421,478
 Acquisition of remaining 20%
  minority interest in
  subsidiary, July, 1998             -          -       50,000      59,247        -          -            -        59,247
 Services, November, 1998         60,000     60,000        -           -          -          -            -        60,000
Net loss for the year                -          -          -           -          -          -     (4,928,682) (4,928,682)
                               --------- ---------- ---------- ----------- ---------- ------------ ---------- -----------
Balance,
 November 30, 1998                80,500     80,500 12,662,212  12,437,747        -          -    (13,280,893)   (762,646)


CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
For the Cumulative Period December 1, 1990 (Inception) Through December 31, 2002
                                                                                                   Deficit
                                                                                                 Accumulated       Total
                                  Preferred Stock      Common Stock        Additional   Stock     During the  Shareholders'
                                     Class A           No Par Value         Paid-in   Subscript. Development      Equity
                                  Shares    Value    Shares       Value    Capital    Receivable    Stage        (Deficit)
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


CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
For the Cumulative Period December 1, 1990 (Inception) Through December 31, 2002
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



CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
For the Cumulative Period December 1, 1990 (Inception) Through December 31, 2002

                                                                                                   Deficit
                                                                                                 Accumulated       Total
                                  Preferred Stock      Common Stock        Additional   Stock     During the  Shareholders'
                                     Class A           No Par Value         Paid-in   Subscript. Development      Equity
                                  Shares    Value    Shares       Value    Capital    Receivable    Stage        (Deficit)
                               --------- ---------- ---------- ----------- ---------- ---------- ------------ -----------
Shares issued in exchange for:
 Services, October, 2001 through
  September, 2002, valued from
  $0.02 to $0.25 per share           -   $      -    2,180,000 $   179,916 $      -   $      -   $        -   $   179,916
 Debt and accrued liabilities,
  October, 2001 through September,
  2002, with common shares
  valued from $0.01 to $0.15 per
  share and preferred A shares
  valued at $1.00 per share       60,000    60,000  10,948,077     428,563        -          -            -       488,563
 Cash, October, 2001 through
  September, 2001, with prices
  ranging from $0.01 to $0.083
  per share                          -          -    5,833,334     200,000        -          -            -       200,000
Exercise of 550,000 common stock
  options by a consultant at a
  strike price of $0.13 per share,
  in exchange for debt               -          -      550,000     103,125    (31,625)       -            -        71,500
Issuance of 3,750,000 warrants,
  April, 2002 through June, 2002,
  at an exercise price of $0.045
  per share, in conjunction with
  $750,000 principal value of 12%
  convertible debt                   -          -          -           -      100,087        -            -       100,087
Beneficial conversion option,
  April 2002, through June, 2002,
  pertaining to $750,000 principal
  value of 12% convertible debt      -          -          -           -      649,913        -            -       649,913
Conversion of $93,130 principal
  value of 12% convertible debt
  along with $6,916 accrued
  interest, net of $69,233
  convertible debt discount          -          -   12,667,178     111,515    (80,702)       -            -        30,813
Net loss for the year                -          -          -           -          -          -     (2,346,732) (2,346,732)
                               --------- ---------- ---------- ----------- ---------- ---------- ------------ -----------
Balance,
 September 30, 2002              200,020 $  200,020 64,311,823 $18,435,238 $2,167,933 $      -   $(22,918,163)$(2,114,972)


CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
For the Cumulative Period December 1, 1990 (Inception) Through December 31, 2002
                                                                                                   Deficit
                                                                                                 Accumulated       Total
                                  Preferred Stock      Common Stock        Additional   Stock     During the  Shareholders'
                                     Class A           No Par Value         Paid-in   Subscript. Development      Equity
                                  Shares    Value    Shares       Value    Capital    Receivable    Stage        (Deficit)
                               --------- ---------- ---------- ----------- ---------- ---------- ------------ -----------
Shares issued in exchange for:
Services, October 2001 through
  December 2002 valued from
  $0.01 to $0.02 per share           0        0     7,575,000     85,750        0          0           0        85,750
Debt and accrued liabilities
  October 2001 through December
  2002 with common shares
  valued from $0.005 to $0.02
  per share                          0        0    12,450,340    128,599     (17,279)       0           0       111,320
Cash, October 2001 through
  December 2002 with prices
  ranging from $0.005 to $0.01
  per share                          0        0     4,500,000     30,000        0           0           0        30,000
Issuance of 1,000,000 warrants
  November 2002
  at an exercise price of $0.005
  per share, in conjunction with
  $200,000 principal value of 12%
  convertible debt                   0        0             0          0       968           0           0          968
Beneficial conversion option
  November 2002
  pertaining to $200,000 principal
  value of 12% convertible debt                                                          199,054                199,054

Net loss for the period             0         0             0          0        0            0      (749,822)  (749,822)

Balance, December 31, 2002     200,020  200,020    88,837,163 18,679,587      2,350,676      0   (23,667,985)(2,437,702)

CONECTISYS CORPORATION AND SUBSUDIARIES ( A Development Stage Company)
          CONSOLIDATED STATEMENT OF CASHFLOW
   For the Three Months Ended December 31, 2002 and 2001
               And the Cumulative Period
From December 31, 1990 (Inception) Through December 31, 2002

                                                                                              Dec. 1, 1990
                                                                                              (Inception)
                                                                                                Through
                                                            Dec. 31           Dec. 31           Dec. 31
                                                              2002              2001              2002
                                                           Unaudited         Unaudited         Unaudited

Operating activities
  Net income (loss)                                        (749,822)         (755,730)      (22,590,243)
    Adjustments to reconcile net income (loss)
      to net cash provided by (used by)
      operating activities:
        Provision for bad debt                                                                1,422,401
        Depreciation and amortization                         3,566             6,650         1,673,540
        Stock issued for services                            85,750           187,200         7,472,523
        Stock issued for interest                            19,126                 0           554,717
        Settlements                                               0                 0           (25,000)
        Minority interest                                         0                 0           (62,500)
        Intangibles                                                                           1,299,861
        Amortization of debt issuance cost
          and note discounts                                237,154                 0           879,696
Changes in operating assets and liabilities
  (Increase) decrease in assets
    Accounts receivable                                           0                 0            (4,201)
    Prepaid expenses                                              0            48,800                 0
    Interest receivable                                           0                 0           (95,700)
    Deposits and prepaids                                         0                 0           182,346
  Increase (decrease) in liabilities
    Bank overdraft                                                0                 0                 0
    Accounts payable                                        143,491            73,965           763,739
    Accrued compensation                                     68,325           164,279         2,102,347
    Due to (from) officers                                   (6,578)            7,921           667,214
    Other current liabilities                               (15,552)           15,789           441,291

Net cash provided by (used by) operating activities        (214,540)         (251,126)       (5,317,969)


CONECTISYS CORPORATION AND SUBSUDIARIES ( A Development Stage Company)
          CONSOLIDATED STATEMENT OF CASHFLOW
   For the Three Months Ended December 31, 2002 and 2001
               And the Cumulative Period
From December 31, 1990 (Inception) Through December 31, 2002
                                                                                              Dec. 1, 1990
                                                                                              (Inception)
                                                                                                Through
                                                            Dec. 31           Dec. 31           Dec. 31
                                                              2002              2001              2002
                                                           Unaudited         Unaudited         Unaudited


Investing activities
  Collection of notes receivable                                 0                 0                 0
  Increase in notes receivable                                   0                 0        (1,322,500)
  Cost of license & technology                                   0                 0           (94,057)
  Purchase of equipment                                          0                 0          (198,530)

Net cash used by investing activities                            0                 0        (1,615,087)

Financing activities
  Common stock issued for cash                               30,000                0          3,262,172
  Stock warrants                                                  0                0           177,315
  Preferred stock issued for cash                                 0                0            16,345
  Proceeds from stock purchase                                    0                0           281,250
  Debt issuance cost                                         40,000                0          (260,275)
  Proceeds from debts
    Related party                                                 0                0           206,544
    Other                                                   160,000          254,688         3,643,880
  Payments on debt
    Related party                                                 0                0           (53,172)
    Other                                                   (12,500)               0          (398,907)
  Decrease in subscription receivable                             0                0            35,450
  Contributed capital                                             0                0               515

Net cash from financing activities                          217,500          254,688         6,991,117

Net increase in cash                                          2,960            3,562            58,061

Cash beginning of period                                     55,101            6,111                 0

Cash end of period                                           58,061            9,673            58,061


CONECTISYS CORPORATION AND SUBSUDIARIES ( A Development Stage Company)
     CONSOLIDATED STATEMENT OF CASHFLOW
For the Three Months Ended December 31, 2002 and 2001
          And the Cumulative Period
From December 31, 1990 (Inception) Through December 31, 2002
                                                                                              Dec. 1, 1990
                                                                                              (Inception)
                                                                                                Through
                                                            Dec. 31           Dec. 31           Dec. 31
                                                              2002              2001              2002
                                                           Unaudited         Unaudited         Unaudited

Cash paid during the year for
  Interest                                                       0                 0           337,669
  Taxes                                                          0                 0             4,850

Non-cash activities
  Common stock issued for
    Purchase of stock                                            0                 0           281,250
    Prepaids                                                     0                 0           182,346
    PP&E                                                         0                 0           130,931
    Deposit                                                      0                 0                 0
    License & technology                                         0                 0         2,191,478
    Minority interest                                            0                 0            59,247
    Repayment of debt                                      106,638            30,000         4,462,694
    Service & interest                                     121,072                 0         5,070,264
  Preferred stock issued for
    Services                                                     0                 0            60,000
    Repayment of debt                                            0            60,000           119,520
  Preferred stock options issued for
    Repayment of debt                                            0                 0           100,000

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002

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

Basis of presentation and going concern uncertainty

The accompanying consolidated financial statements include the accounts and transactions of Conectisys Corporation, its wholly-owned subsidiaries eEnergyServices.com, Inc., and United Telemetry Company, Inc. All material intercompany transactions and balances have been eliminated in the
accompanying  consolidated  financial  statements.   Certain  prior  period
balances  have  been  reclassified   to  conform  to the current years
presentation.

The Company returned to the development stage in accordance with SFAS No. 7 on December 1, 1990 and during the fiscal year ended November 30, 1995. The Company has completed two mergers and is in the process of developing its technology and product lines.

As of December 31, 2002, the Company had a deficiency in working capital of approximately $2,663,000, and had incurred continual net losses since its return to the development stage in fiscal 1996 of approximately $20,000,000, which raise substantial doubt about the Company's ability to continue as a going concern.

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002

Basis of presentation and going concern uncertainty (continued)

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

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002

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

Since the fair value is estimated at December 31, 2002, the amounts that will actually be realized or paid at settlement of the instruments could be significantly different. The carrying amount of cash and cash equivalents is assumed to be the fair value because of the liquidity of these instruments. Accounts payable, accrued compensation, due to officer, accrued interest, other current liabilities, and notes payable approximate fair value because of the short maturity of these instruments. Also, market rates of interest apply on all officer advances and short-term promissory notes. Long-term debt is recorded at face value because the principal amount is convertible into common stock.

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

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002

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

Technology

Deferred  technology  costs  include  capitalized  product  development and
product   improvement   costs   incurred   after   achieving  technological
feasibility and are amortized over a period of five years. At December 31, 2002, no deferred technology costs were recognized.

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002

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

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002

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

Net loss per common share - basic and diluted

Net loss per common share - diluted is based on the weighted average number of common and common equivalent shares outstanding for the periods presented. Common equivalent shares representing the common shares that would be issued on exercise of convertible securities and outstanding stock options and warrants reduced by the number of shares, which could be purchased from the related exercise proceeds are not included since their effect would be anti-dilutive.

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002

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

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002

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

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002

NOTE 4.    PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2002 consisted of the following:


Office equipment                             $   279,741
Furniture and fixtures                            16,609
Vehicles                                          35,362
                                             -----------
Total cost                                       331,712
Accumulated depreciation                        (283,939)
                                             -----------
Net book value                               $    47,773
                                             ===========

NOTE 5.    LICENSE RIGHTS AND TECHNOLOGY

License rights and technology at December 31, 2002 consisted of the following:

      License rights                               $   421,478
      Accumulated amortization                        (421,478)
                                                    -----------
        Net book value                             $       -

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

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002

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


Amortization of this debt issuance cost over the three months ended December 31, 2002 was $36,875, leaving an unamortized balance of $52,228.

New Debt Issuance costs?

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002

NOTE 7.    DUE TO OFFICERS

At September 30, 2000, the Company's CEO had made cumulative advances to the Company of $75,000. On October 1, 2000, these advances were rolled into a revolving promissory note, due on demand, at an annual interest rate of 18%. During the year ended September 30, 2001, additional advances were made in the amount of $20,000 and note repayments totaled $50,000. Accrued interest was determined to be $11,880, bringing the loan balance at September 30, 2001 to $56,880. A new promissory note agreement for this amount was drawn up at the close of business on September 30, 2001, expiring September 1, 2002. During the year ended September 30, 2002, cash advances of $31,500 were made. Additionally, the loan account was increased by $120,875, representing the value of 2,361,814 restricted shares of the Company's common stock held by the CEO, which were used as collateral and transferred to a note holder in June of 2002 to partially cover a $300,000 debt, and by $16,202, representing the value of 794,857 restricted shares of the Company's common stock held by the CEO, which were pledged to and sold by a convertible note holder on a Company obligation in and accrued interest amounted to $6,913 during the year ended default. Repayments of debt by the Company amounted to $144,806 for the year ended September 30, 2002, resulting in a loan balance due the CEO at September 30, 2002 of $87,564. During the three months ended December 31, 2002, the Company paid back $16,675, including $1,660 of personal expenses charged on the Company credit card. Also, $37,423 was credited to the loan for the common stock of the Company transferred to the CEO in November 2002 for partial payment against the outstanding balance and $4,411 was credited for interest payments bringing the balance outstanding to $112,738. The loan balance at December 31, 2002 is currently due on demand and continues to accrue interest at the rate of 18% per year.

The Company's Secretary/Treasurer advanced the Company approximately $61,945 during the year ended September 30, 2001, under a separate revolving promissory note agreement effective October 1, 2000. The note is a demand note, which accrues interest at an annual rate of 18%. Total repayments of the note amounted to $40,681. Accrued interest was $4,610 during the year ended September 30, 2001, bringing the loan balance at year-end to $25,874. A new promissory note agreement for this amount was drawn up at the close of business on September 30, 2001, expiring September 1, 2002. The Secretary/Treasurer also borrowed on a personal credit card for the Company's behalf in the amount of $18,455, bringing the total obligation due the Secretary/Treasurer at September 30, 2001 to $44,329. During the year ended September 30, 2002, the personal credit card balance was virtually paid-off. Additional loan advances were $19,500, loan repayments were $39,500, and accrued interest was $2,269 during the year ended September 30, 2002, bringing the aggregate loan balance due the Secretary/Treasurer at September 30, 2002 to $8,143. During the three months ended December 31, 2002 accrued interest of $370 increased this loan bringing the balance outstanding to $8,513. The loan balance at December 31, 2002 is currently due on demand and continues to accrue interest at the rate of 18% per year.

During the period May through September 2002, the Company's Chief Technical Officer advanced the Company $32,946, corresponding to 684,407 restricted shares of the Company's common stock held by the officer, which were pledged to and sold by a convertible note holder on a Company obligation in default. Accrued interest at the annual rate of 18% was $1,831 through the end of the fiscal year, bringing the total loan amount to $34,777 at
September 30, 2002.   During the three months ended December 31, 2002, the
Company issued 684,407 shares of the Company common stock to replace the one transferred to the convertible note holder, thus decreasing the balance of the note by $32,946. Also, during the three months ended December 31, 2002, accrued interest of $824 was credited bringing the outstanding balance to $2,655. The loan balance at December 31, 2002, is currently due on demand and continues to accrue interest at the rate of 18% per year.

The aggregate amount due officers at December 31, 2002 was $123,906 and interest expense on the officer loans amounted to $5,605 for the three months ended December 31, 2002.

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002

NOTE 8.    NOTES PAYABLE

Notes payable at December 31, 2002 consisted of the following:

Registered Convertible Debentures

Convertible Debenture #1

     Note payable to AJW Partners, LLC            $49,170
      (Convertible Debenture) due on
      March 29, 2003 at an annual interest
      rate of 12%

     Accrued interest of $1,487 and principal
      on Convertible Debenture convertible
      into approximately 10,131,000
      shares of common stock at the price
      of $0.005 at December 31, 2002                1,487       50,657
                                                  --------

     Note payable to New Millennium Capital       $49,170
      Partners II, LLC (Convertible Debenture) due on March 29, 2003 at an annual interest rate of 12%

     Accrued interest of $1,487 and principal
      on Convertible Debenture convertible
      into approximately 10,131,000
      shares of common stock at the price
      of $0.005 at December 30, 2002                1,487        50,657
                                                  --------

     Note payable to AJW/New Millennium            55,940
      Offshore, Ltd.(Convertible Debenture)
      due on March 29, 2003 at an annual
      interest rate of 12%

     Accrued interest of $1,692 and principal
      on Convertible Debenture convertible
      into approximately 11,526,000
      shares of common stock at the price
      of $0.005 at December 31, 2002                1,692        57,632
                                                  --------

     Note payable to Pegasus Capital Partners,     32,650
      LLC. (Convertible  Debenture) due
      on March 29, 2003 at an annual
      interest rate of 12%

     Accrued interest of $988 and principal
      on Convertible Debenture convertible
      into approximately 6,728,000
      shares of common stock at the price
      of $0.005 at September 30, 2002                 988        33,638
                                                  --------

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002


NOTE 8.    NOTES PAYABLE (continued)

 Convertible Debenture #2

    Note payable to AJW Partners, LLC            $40,000
     (Convertible Debenture) due on
     May 10, 2003 at an annual interest
     rate of 12%

     Accrued interest of $1,210 and principal
      on Convertible Debenture convertible
      into approximately 8,242,000
      shares of common stock at the price
      of $0.005 at December 31, 2002               1,210         41,210
                                                 --------

     Note payable to New Millennium Capital       40,000
      Partners II, LLC(Convertible Debenture)
      due on  May 10, 2003 at an annual
      interest rate of 12%

     Accrued interest of $1,210 and principal
      on Convertible Debenture convertible
      into approximately 8,242,000
      shares of common stock at the price
      of $0.005 at December 31, 2002               1,210         41,210
                                                 --------

     Note payable to AJW/New Millennium           45,000
      Offshore, Ltd.(Convertible Debenture)
      due on May 10, 2003 at an annual
      interest rate of 12%

     Accrued interest of $1,361 and principal
      on Convertible Debenture convertible
      into approximately 9,272,000
      shares of common stock at the price
      of $0.005 at December 31, 2002               1,361         46,361
                                                 --------

     Note payable to Pegasus Capital Partners,   $25,000
      LLC.  (Convertible Debenture) due
      on May 10, 2003 at an annual
      interest rate of 12%

     Accrued interest of $756 and principal
      on Convertible Debenture convertible
      into approximately 5,151,000
      shares of common stock at the price
      of $0.005 at December 31, 2002                 756         25,756
                                                  -------

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002


NOTE 8.    NOTES PAYABLE (continued)

Convertible Debenture #3

    Note payable to AJW Partners, LLC               80,000
     (Convertible Debenture) due on
     June 17, 2003 at an annual interest
     rate of 12%

     Accrued interest of $2,420 and principal
      on Convertible Debenture convertible
      into approximately 16,484,000
      shares of common stock at the price
      of $0.005 at December 31, 2002                 2,420       82,420
                                                    -------

     Note payable to New Millennium Capital         80,000
      Partners II, LLC(Convertible Debenture)
      due on  June 17, 2003 at an annual
      interest rate of 12%

     Accrued interest of $2,420 and principal
      on Convertible Debenture convertible
      into approximately 16,484,000
      shares of common stock at the price
      of $0.005 at December 31, 2002                 2,420       82,420
                                                   --------
     Note payable to AJW/New Millennium            $90,000
      Offshore, Ltd.(Convertible Debenture)
      due on June 17, 2003 at an annual
      interest rate of 12%

     Accrued interest of $2,722 and principal
      on Convertible Debenture convertible
      into approximately 18,544,000
      shares of common stock at the price
      of $0.005 at December 31, 2002                2,722        92,722
                                                  --------

     Note payable to Pegasus Capital Partners,     50,000
      LLC. (Convertible
      Debenture) due on June 17, 2003
      at an annual interest rate of 12%

     Accrued interest of $1,512 and principal
      on Convertible Debenture convertible
      into approximately 10,302,000
      shares of common stock at the price
      of $0.005 at December 31, 2002               1,512        51,512
                                                 --------

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002

NOTE 8.    NOTES PAYABLE (continued)

   Note payable to AJW Capital Partners, LLC     66,666
      Offshore, Ltd. Ltd. (Convertible
      Debenture) due on November 2003
      at an annual interest rate of 12%

     Accrued interest of $2,016 and principal
      on Convertible Debenture convertible
      into approximately 13,736,000
      shares of common stock at the price
      of $0.005 at December 31, 2002               2,016        68,682
                                                 --------
   Note payable to AJW Offshore, Ltd.             66,666
      (Convertible Debenture) due on
      November 2003 at an annual
      interest rate of 12%

     Accrued interest of $2,016 and principal
      on Convertible Debenture convertible
      into approximately 13,736,000
      shares of common stock at the price
      of $0.005 at December 31, 2002               2,016        68,682
                                                 --------

 Note payable to AJW Qualified Partners,          66,668
      LLC. (Convertible
      Debenture) due on November, 2003
      at an annual interest rate of 12%

     Accrued interest of $2,016 and principal
      on Convertible Debenture convertible
      into approximately 13,737,000
      shares of common stock at the price
      of $0.005 at December 31, 2002               2,016        68,684
                                                 --------
Subtotal of Registered Convertible Debentures                  862,243
    Less note discount                                        (437,762)
                                                              ---------
Net carrying value of Registered Convertible Debentures        424,481

      Note payable to Devon Investment Advisors,
      unsecured, due on demand, interest payable
      at an annual rate of 10%.                                241,824

     Note payable to Black Dog Ranch LLC,
      unsecured, due on demand, including interest
      at an annual rate of 18%.                                154,033

      Convertible note payable to Laurus Master Fund, Ltd.,
      secured by 3,293,944 shares of common stock
      beneficially owned by officers, with interest
      payable at an annual rate of 8%, conversion
      premium of 25% based on current market price of
      the Company's common stock (as defined), initially
      due October 12, 2001 and extended to
      December 1, 2001.  Currently in default.                  60,748

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002


NOTE 8.    NOTES PAYABLE (continued)

      Convertible note payable to Rowell A. McHatten, Jr.,
      unsecured, with interest payable at an annual rate
      of 14%, convertible into restricted common stock of
      the Company at $0.06 per share, due April 24, 2003.       11,003
                                                              ---------
      Total notes payable                                      892,089
          Current portion                                    (  69,790)
                                                              ---------
      Long-term portion                                      $ 822,299
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

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002

NOTE 8.    NOTES PAYABLE (continued)

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

The Company was unable to pay-off the note at maturity. However, after receiving bridge financing from another investment group in February 2002, the Company subsequently repaid $150,000 of the obligation, as the note holder elected to not convert the debt to shares. Consequently, the note holder sold 1,479,264 of the 4,773,208 shares of the Company's common stock that had been pledged by officers of the Company as collateral, resulting in net proceeds of $49,148. Adding accrued interest of $17,168 at an annual rate of 12%, brought the loan balance at September 30, 2002 to
$129,214.   During the three months ended December 31, 2002, the  note holder sold the remaining 3,293,944 pledged shares for net proceeds of $67,144 and netted another $3,200 from the issuance of 500,000 new Company shares. Accrued interest during the three months ended December 31, 2002 was $1,878, bringing the total liability to $60,748.

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

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002

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

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002

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

On November 27, 2002 the Company issued an aggregate of $200,000 of 12% convertible debentures in a private offering to three accredited investors. The investors, if certain conversion limitations are disregarded, are beneficial owners of 5% or more of the company's outstanding shares of common stock. The debentures initially were convertible into shares of common stock at the lesser of $.01 per share and 50% of the average of the lowest three intra-day trading prices of a share of common stock during the 20 trading days immediately preceding conversion. The debentures were accompanied by warrants to purchase up to an aggregate of 1,000,000 shares of common stock at a per share exercise price equal to $.005.

The fair value of the three debt instruments (due to the 100% pricing advantage) in aggregate was $400,000 (a 100% premium on the principal
value)  making the beneficial conversion  option   $199,054  at inception
($200,000 less the $946 allocated to the issuance of the 1,000,000 related warrants).

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

During the three months ended December 31, 2002, the Company issued 5,355,395 shares of common stock in connection with regular interest payments and upon conversion of an aggregate of $19,940 of principal and $1,482 of related interest on the Company's convertible debentures. A corresponding reduction of $17,279 to the beneficial conversion option was made.

As of December 31, 2002 the Company was indebted for an aggregate of $836,930 of principal and $30,206 accrued and unpaid interest on these convertible debentures. To the extent debentures issued by the Company are converted into shares of common stock, the Company will not be obligated to repay the converted amounts.

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002

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

As part of the recording of the convertible debt transactions, a beneficial conversion option for $199,054 was recognized, along with a corresponding
debt discount.   The total  debt discount  of $200,000,  including $946
attributable to the stock warrants, is being amortized over the one-year life of the debt instruments. $3,836 was amortized through December 31, 2002, resulting in an unamortized discount of $196,164 at December 31, 2002.

As noted above, $113,070 of the $950,000 principal value of convertible debt at December 31, 2002 had been converted, leaving a principal balance of $836,930 (plus accrued interest of $25,313) at December 31, 2002.

$69,790 of the remaining principal balance has been classified as long-term, based on expected additional principal conversions of $9,970 per month through June 2003.

NOTE 10.        SHAREHOLDERS' EQUITY (DEFICIT)

The Company's authorized capital stock consists of 250,000,000 shares of common stock, no par value per share, and 50,000,000 shares of preferred stock, $1.00 par value per share. Of the 50,000,000 authorized shares of preferred stock, 1,000,000 shares have been designated as Class A Preferred Stock and 1,000,000 shares have been designated as Class B Preferred Stock, and the remaining 48,000,000 shares are undesignated. As of December 31, 2002, there were 88,836,163 shares of the Company's common stock outstanding held by approximately 780 holders of record and 200,020 shares of the Company's Class A Preferred Stock outstanding held by one holder of record and no shares of Class B Preferred Stock outstanding.

During October 2002 through December 2002, the Company issued 5,825,000 shares of its common stock consultants in exchange for $68,250 of services rendered.

During October 2002 through December 2002, the Company issued 1,000,000 shares of its common stock in exchange for four Advisory Board Members for $10,000 of services rendered.

During October 2002 through December 2002, the Company issued 750,000 shares of its common stock to two employees for $7,500 in bonuses.

In October 2002 through December, the Company issued 5,355,395 of its common shares to an investor group in exchange for $19,940 in convertible debt and $1,482 in interest (considered services). In conjunction with these transactions, $17,279 of the Company's beneficial conversion option was also transferred to common stock.

During November 2002 and December 2002, the Company issued 9,000,000 shares of its restricted common stock to a consultant/investor for $30,000 in cash and reduction of debt of $25,000.

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002

NOTE 11.  INCOME TAXES

Deferred income taxes consisted of the following at December 31, 2002:

      Deferred tax asset, benefit
      of net operating loss
      carryforward                                $ 7,200,000
      Valuation allowance                          (7,200,000)
                                                  -----------
        Net deferred taxes                        $       -
                                                  ===========

The valuation allowance offsets the net deferred tax asset, since it is more likely than not that it would not be recovered. During the three months ended December 31, 2002, the deferred tax asset and valuation allowance were both increased by $200,000.

The Company has approximately $19,700,000 in both federal and California net operating loss carryforwards. The federal net operating loss carryforwards expire as follows: $2,700,000 in the year 2012, $5,300,000 in 2018, $1,200,000 in 2019, $3,500,000 in 2020, $2,400,000 in 2021 and
$2,300,000 in 2022. The California net operating loss carryforwards expire as follows: $2,700,000 in the year 2002, $5,300,000 in 2003, $1,200,000 in
2004, $3,500,000 in 2005, $2,400,000 in 2006, and $2,300,000 in 2007.   The
latest federal and California corporate income tax returns filed by the Company were for the tax year ended November 30, 2000.

NOTE 12.        COMMITMENTS AND CONTINGENCIES

Employment agreements

The Company has entered into four employment agreements with key individuals, the terms of the agreements are as follows:

1) The CEO (and again President) of the Company entered into an agreement dated October 2, 1995 (which was subsequently amended September 1, 1997, September 1, 1999, and March 27, 2000) for a period of five years (to April 1, 2005), and he is entitled to receive a base salary of $160,000 per year. The employee shall further receive a bonus, paid at year-end, equal to 50% of the employee's salary, for continued employment. The staying bonus will be compensated for with the Company's restricted common stock. He is also granted an option to purchase up to 2,000,000 shares of the Company's

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002

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

3) The Secretary and Treasurer of the Company entered into an Agreement dated October 2, 1995 (which was subsequently amended September 1, 1997, September 1, 1999, and March 27, 2000), for a period of five years (extended through April 1, 2005), and she is entitled to receive a base salary of $80,000 per year. The employee shall further receive a bonus, paid at year-end, equal to 50% of the employee's

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002

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

Litigation

There has been one recent legal proceeding in which the Company has been a party:

In February 2002, the Company borrowed $340,000 from the Mercator Momentum Fund in order to make an initial $100,000 payment to Laurus Master Fund, Ltd. and to fund continuing development of the Company's H-Net(TM) system. This loan from the Mercator Momentum Fund was a short-term loan due May 15, 2002 and accrues interest at an annual rate of 18%. The loan was secured by shares of the Company's common stock. As of June 13, 2002, the

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002

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

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002

NOTE 12.        COMMITMENTS AND CONTINGENCIES (continued)

Litigation (continued)

The Company, during its normal course of business, may be subject from time to time to disputes and to legal proceedings against it. Both counsel and management do not expect that the ultimate outcome of any current claims will have a material adverse effect on the Company's financial statements.

NOTE 13.        STOCK OPTIONS AND WARRANTS

During the fiscal year ended September 30, 1999, the Company issued to a note holder options to purchase 500,000 shares of the Company's Class B preferred stock at an exercise price of $5.00 per share. As consideration, the Company reduced its debt to the note holder by $50,000 and received an extension of time to pay-off its promissory note. The Company also issued to its CEO options to purchase another 500,000 shares of the Company's Class B preferred stock at an exercise price of $5.00 per share in exchange for a reduction in debt of $50,000. Total consideration

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002

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

In January 2001, a consultant exercised 400,000 out of 500,000 common stock options that had been granted in September 2000, at an exercise price of $0.085 per share. The $34,000 proceeds were applied to an outstanding note due the consultant. Additionally, $52,000 of additional paid-in capital (recorded as stock options exercisable) was reclassified to common stock. This was because an aggregate fair value amount of $65,000 had been recognized in the financial statements when these options were granted in September 2000 at an exercise price set at 15% below market. The fair value was determined utilizing the Black-Scholes call option

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002

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

In March 2002 through June 2002, 3,750,000 three-year common stock warrants were issued to an accredited investor group in connection with a $750,000 12% convertible debenture financing arrangement (see Note 8
above).   The allocated cost of  these warrants amounted  to $100,087, so that the total stock options and warrants exercisable at September 30, 2002 was now $1,443,695.

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

In November 2002, 1,000,000 three-year common stock  warrants were issued to an accredited  investor group in connection with  a $200,000
12% convertible debenture  financing arrangement (see  Note 8 above).   The
allocated cost of these warrants amounted to $968, so that the total stock options and warrants exercisable at December 31, 2002 was now $1,444,393.

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002

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

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002

NOTE 14.        STOCK OPTIONS AND WARRANTS (continued)

The common stock option activity during the three months ended December 31, 2002 and the fiscal years ended September 30, 2002 and September 30, 2001 was as follows:

                                           Common Stock      Weighted
                                             Options         Average
                                                and          Exercise
                                             Warrants         Price
                                            ----------       --------
     Balance outstanding, October 1, 2000     3,207,154        $.69

      Granted                                 3,000,000         .15
      Exercised                                (400,000)        .09
      Expired                                  (200,000)        .23
                                             ----------
     Balance outstanding, September 30, 2001  5,607,154         .42

      Granted                                 3,750,000         .05
      Exercised                                (550,000)        .13
                                             ----------
     Balance outstanding, September 30, 2002  8,807,154        $.28

      Granted                                 1,000,000         .005
      Exercised                                       0         .00
                                             ----------
     Balance outstanding, December 31, 2002   9,807,154        $.25
                                             ==========        ====

The following table summarizes information about common stock options at December 31, 2002:

                          Outstanding                  Exercisable
                           Weighted    Weighted               Weighted
   Range of      Common    Average      Average      Common    Average
   Exercise       Stock      Life      Exercise       Stock   Exercise
    Prices      Options    (Months)      Price       Options    Price
-------------   ---------   -------     -------      --------- -------
$2.00 - $2.00     563,500        20     $  2.00        563,500 $  2.00
$ .38 - $ .38     100,000        24     $   .38        100,000 $   .38
$ .19 - $ .19   1,000,000        27     $   .19      1,000,000 $   .19
$ .05 - $ .05   3,750,000        28     $   .05      3,750,000 $   .05
$ .13 - $ .13   1,450,000        32     $   .13      1,450,000 $   .13
$ .39 - $ .39   1,443,654        35     $   .39      1,443,654 $   .39
$ .38 - $ .38     500,000        35     $   .38        500,000 $   .38
$ .005-.$.005   1,000,000        35     $   .005     1,000,000 $   .005

$ .05 - $2.00   9,807,154        30     $   .25      9,807,154 $   .25
=============   =========        ==     =======      ========= =======

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and notes and the information included under the caption "Risk Factors" included elsewhere in this document. Except for historical information, the following discussion contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions and our current beliefs regarding revenues we might earn if we are successful in implementing our business strategies. See "Special Note Regarding Forward-Looking Statements" for further information regarding forward-looking statements. Our actual results may differ materially from the results discussed in the forward-looking statements as a result of a number of factors, many of which are beyond our control, including those factors discussed under "Risk Factors" and other headings in this document, which could, among other things, cause the price of our common stock to fluctuate substantially.

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

Results of Operations

        Comparison of Results of Operations for the Three Months Ended December 31, 2002 and 2001

        We did not generate any revenues for the three months ended December 31, 2002 and December 31, 2001. General and administrative expenses increased by $225,877 or 32% to $488,232 for the three months ended December 31, 2002 as compared to $714,109 for the same period in 2001. This decrease was primarily due to a decrease in our H-Net(TM) system's development costs.

        Interest expense increased by $246,623 or 1648% to $261,590 during the three months ended December 31, 2002 as compared to $14,967 for the same period in 2001. This increase in interest expense was due to increased borrowings between the periods reported.

        Net loss for the three months ended December 31, 2002 decreased by $5,908 or 1% to $749,822 as compared to a net loss of $755,730 for the same period in 2001. This decrease primarily was due to the decrease in general and administrative expenses, which was partally offset by the increase in interest expense as described above.

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

        As of December 31, 2002, we had negative working capital of approximately $2,416,000 and an accumulated deficit of approximately $23,668,000. As of that date, we had approximately $58,000 in cash and cash equivalents. We had accounts payable and accrued compensation expenses of approximately $1,329,000. We had other liabilities, including amounts due to officers, accrued interest, notes and convertible debts of approximately $1,177,000, including those issued prior to the beginning of fiscal year 2002. To the extent convertible debentures or promissory notes that we have issued are converted into shares of common stock, we will not be obligated to repay the converted amounts.

        Cash used in our operating activities totaled approximately $215,000 for the three months ended December 31, 2002 as compared to approximately $251,000 for the three months ended December 31, 2001. No cash was provided by our investing activities for the three months ended December 31, 2002 and December 31, 2001.

        Cash provided by our financing activities totaled approximately $218,000 for the three months ended December 31, 2002 as compared to approximately $255,000 for the three months ended December 31, 2001. We raised all of the cash provided by financing activities during the three months ended December 31, 2002 from the issuance of convertible debentures, promissory notes and/or stock subscriptions.

        In April 2001, we issued an 8% Convertible Note to Laurus Master Fund, Ltd., or Laurus, in the principal amount of $300,000. We have been unable to repay the amounts owed under this note and we have failed to satisfy our obligation to register for resale the shares of common stock underlying this note. On February 15, 2002, and as amended on April 2, 2002, we agreed to terms with Laurus regarding our obligations under this note. Under the terms of this agreement, we paid to Laurus $100,000 in cash on February 19, 2002 and $50,000 in cash on April 5, 2002. However, we have not met all the terms of the February 15, 2002 agreement, as well as, the original terms under the April 2001 Convertible Note. We are currently working with Laurus to pay down the remaining balance of the original April 2001 Convertible Note. As of September 30, 2002, approximately $129,000 of principal and accrued and unpaid interest under the original note remained outstanding. As of February 12, 2003, approximately $61,300 of principal and accrued and unpaid interest under this note remained outstanding.

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

        We believe that Mercator Momentum Fund's claims are without merit because, among other factors, we have affirmative defenses to those claims, including usury and the satisfaction of amounts owed under loan from Mercator Momentum Fund as a result of the enforcement by Mercator Momentum Fund of its security interest in shares of our common stock. We intend to vigorously defend against these claims and to pursue appropriate counterclaims against Mercator Momentum Fund. This case is currently in the discovery phase.

        Due to the size of the amount owed to Mercator Momentum Fund and our poor financial condition, an adverse decision in the litigation against us could have a materially negative impact on our financial condition and business prospects, including the deployment of our H-Net(TM) system.

        In March 2002, we issued $300,000 of our secured convertible debentures to four accredited investors in the first stage of a three-stage offering. The secured convertible debentures are due March 29, 2003 and provide for interest at the rate of 12% per annum. The secured convertible debentures were accompanied by warrants to purchase up to an aggregate of 1,500,000 shares of common stock. The net proceeds of that offering, after payment of related expenses, were approximately $225,000. As of February 12, 2003, an aggregate of $147,050 of principal plus related accrued and unpaid interest relating to the debentures issued in March 2002 remained outstanding.

        In May 2002, we issued $150,000 of our secured convertible debentures to four accredited investors in the second stage of a three-stage offering. The secured convertible debentures are due May 10, 2003 and provide for interest at the rate of 12% per annum. The secured convertible debentures were accompanied by warrants to purchase up to an aggregate of 750,000 shares of common stock. The net proceeds of that offering, after payment of related expenses, were approximately $140,000. As of February 12, 2003, an aggregate of $150,000 of principal plus related accrued and unpaid interest relating to the debentures issued in March 2002 remained outstanding.

        In June 2002, we issued $300,000 of our secured convertible debentures to four accredited investors in the third stage of a three-stage offering. The secured convertible debentures are due June 17, 2003 and provide for interest at the rate of 12% per annum. The secured convertible debentures were accompanied by warrants to purchase up to an aggregate of 1,500,000 shares of common stock. The net proceeds of that offering, after payment of related expenses, were approximately $237,500. As of February 12, 2003, an aggregate of $300,000 of principal plus related accrued and unpaid interest relating to the debentures issued in June 2002 remained outstanding.

        In November 2002, we issued $200,000 of our secured convertible debentures to three accredited investors in the first stage of a three-stage offering. The secured convertible debentures are due November 27, 2003 and provide for interest at the rate of 12% per annum. The secured convertible debentures were accompanied by warrants to purchase up to an aggregate of 1,000,000 shares of common stock. The net proceeds of that offering, after payment of related expenses, were approximately $145,000. The investors are obligated to purchase an additional $150,000 of our secured convertible debentures and warrants to purchase up to 750,000 shares of common stock within 15 days after the filing date of a registration statement covering the resale of shares of common stock underlying the convertible debentures and warrants. Additionally, the investors are obligated to purchase an additional $150,000 of our secured convertible debentures and warrants to purchase up to 750,000 shares of common stock within 5 days after the effective date of the registration statement covering the resale of shares of common stock underlying the convertible debentures and warrants. As of February 12, 2003, the full amount of the debentures issued in November 2002 remained outstanding.

        As of February 12, 2003 we had two additional notes due September 1, 2003 payable in the aggregate approximate amount of $222,000 of which one note in the principal amount of approximately $54,700, plus accrued interest of approximately $5,700, was held by Robert Spigno, our Chairman of the Board and Chief Executive Officer. These notes bear interest at an annual rate of
18%.

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

Effect of Inflation

        Inflation did not have any significant effect on the operations of the Company during the quarter ended December 31, 2002. Further, inflation is not expected to have any significant effect on future operations of the Company.

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

        Since the fair value is estimated at December 31, 2002, the amounts that will actually be realized or paid at settlement of the instruments could be significantly different. The carrying amount of cash and cash equivalents is assumed to be the fair value because of the liquidity of these instruments. Accounts payable, accrued compensation, due to officer, other current liabilities, and notes payable approximate fair value because of the short maturity of these instruments. Long-term debt is recorded at face value because the principal amount is convertible into common stock.

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

        We have no history of revenues, have not been profitable and expect continued losses. Historically, we have relied upon cash from financing activities to fund all of the cash requirements of our activities and have incurred significant losses and experienced negative cash flow. As of December 31, 2002, we had an accumulated deficit of approximately $23,668,000. For our fiscal year ended September 30, 2002, we incurred a net loss of approximately $2,347,000 and for our fiscal year ended September 30, 2001, we incurred a net loss of approximately $2,154,000. We cannot predict when we will become profitable or if we ever will become profitable, and we may continue to incur losses for an indeterminate period of time and may never achieve or sustain profitability. An extended period of losses and negative cash flow may prevent us from successfully deploying our H-Net(TM) wireless meter reading system, or our H-Net(TM) system, and operating or expanding our business. As a result of our financial condition, our independent auditors have issued an opinion questioning our ability to continue as a going concern.

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

        We require additional financing to produce cost-reduced hardware for our H- Net(TM) system capable of large-scale manufacturing; and obtain and implement contracts and joint venture agreements with meter manufacturers. If we are unable to obtain this financing, we could be forced to delay, curtail or eliminate certain product and service development programs or entirely abandon our planned deployment of our H-Net(TM) system. In addition, our inability to obtain financing could have such a material adverse effect on our business, prospects, results of operations or financial condition, that we may be forced to restructure, file for bankruptcy, sell assets or cease operations entirely, any of which could jeopardize an investment in our common stock.

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

        Our H-Net(TM) system is the result of a new venture. We have been engaged in research and development of automatic meter reading technologies since 1995, and we have only recently completed limited pilot programs for our first and only product, our H-Net(TM) automatic meter reading system. We have generated no operating revenues from our H-Net(TM) system and have not commenced any of the widespread marketing and other functions that we anticipate will be required for successful deployment of our H-Net(TM) system. Deployment of our H-Net(TM) system will involve large-scale cost-reduction manufacturing runs for the production of the components employed in our H- Net(TM) system. Our success will depend in large part on our ability to deal with the problems, expenses and delays frequently associated with bringing a new product to market. Because we have little experience in the deployment and operational aspects of automatic meter reading technologies, we may be unable to successfully deploy and operate our H-Net(TM) system even if our H-Net(TM) system proves to be a viable automatic meter reading solution and achieves market acceptance. Consequently, we may be unable to achieve profitability or realize our other business goals.

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

        As of February 12, 2003, we had outstanding 115,983,776 shares of common stock, of which all but approximately 62,200,000 shares were unrestricted under the Securities Act of 1933. As of February 12, 2003, we also had outstanding options, warrants, promissory notes, convertible debentures and preferred stock that were exercisable for or convertible into approximately 381,500,000 shares of common stock, approximately 347,000,000 of which are covered by registration rights. Sales of a substantial number of shares of our common stock in the public market, or the perception that sales could occur, could adversely affect the market price of our common stock. Any adverse effect on the market price of our common stock could make it difficult for us to raise additional capital through sales of equity securities at a time and at a price that we deem appropriate.

        Conversion or exercise of our outstanding derivative securities could substantially dilute your investment because the conversion and exercise prices of those securities and/or the number of shares of common stock issuable upon conversion or exercise of those securities are subject to adjustment.

        We have issued various notes, debentures and warrants that are convertible or exercisable at prices that are subject to adjustment due to a variety of factors, including fluctuations in the market price of our common stock and the issuance of securities at an exercise or conversion price less than the then-current exercise or conversion price of those notes, debentures or warrants. As of February 12, 2003, the closing price of a share of our common stock on the OTC Bulletin Board(R) was $.006. On that date, our notes, debentures and warrants outstanding with adjustable conversion and/or exercise prices were convertible or exercisable into approximately 362,100,000 shares of our common stock. The number of shares of common stock that these adjustable securities ultimately may be converted into or exercised for could prove to be greater than this amount if the market price of our common stock declines. You could, therefore, experience substantial dilution of your investment as a result of the conversion or exercise of our outstanding derivative securities.

        The applicable conversion price of our debentures issued to certain security holders is variable and does not have a lower-limit, therefore the dilutive effect to our existing security holders is theoretically limitless. Conversely, because the variable conversion price of these debentures has an upper limit, an increase in the trading price of a share of our common stock will result in a limited benefit to existing security holders with respect to the conversion of these debentures. The following table sets forth the number of shares issuable upon conversion of the principal portion of the debentures issued to certain security holders and outstanding as of February 12, 2003, based upon the indicated hypothetical trading prices:

                                            Approximate
                                             Number of        Percentage of
Hypothetical                                  Shares            Company's
Trading Price     Conversion Price (1)      Issuable (2)     Common Stock (3)
-------------    ---------------------     ------------     -----------------
$.008                  $.004                199,300,000           63%

$.006                  $.003                265,700,000           70%

$.004                  $.002                398,500,000           77%

$.002                  $.001                797,100,000           87%
_______________

        (1) The conversion price of our debentures is the lower of 50% of the average of the three lowest intraday trading prices of a share of our common stock on the OTC Bulletin Board(R) during the twenty trading days immediately preceding the conversion date, and either (a) $.06 for the March, May and June 2002 convertible debentures, or (b) $.01 for the November 2002 and February 2003 convertible debentures and the additional convertible debentures to be issued in a subsequent investment tranche in connection with the November 2002 debenture offering. As of February 12, 2003, the applicable conversion price was $.0025.

        (2) Our current authorized capital allows us to issue a maximum of 250,000,000 shares of common stock.

        (3) Amounts are based on 115,983,776 shares of our common stock outstanding as of February 12, 2003 plus the corresponding number of shares issuable. Each of the holders of our convertible debentures may not convert our debentures into more than 4.9% of our then-outstanding common stock; however, the holders may waive the 4.9% limitation, thus allowing the conversion of their debentures into a number of shares of common stock in excess of 4.9% of our then-outstanding common stock.

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

        The stock market as a whole and individual stocks historically have experienced extreme price and volume fluctuations, which often have been unrelated to the performance of the related corporations. During the three months ended December 31, 2002, the high and low closing bid prices of our common stock were $.036 and $.007, respectively. The market price of our common stock may exhibit significant fluctuations in the future response to various factors, many of which are beyond our control and which include:

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

        Provisions of our articles of incorporation and bylaws may delay or frustrate the removal of incumbent directors and may prevent or delay a merger, tender offer or proxy contest involving ConectiSys that is not approved by our board of directors, even if those events may be beneficial to the interests of our shareholders. For example, as of February 12, 2003, Robert A. Spigno, our Chairman of the Board and Chief Executive Officer, was the holder of 200,020 shares of our Class A Preferred Stock. As of that date, Mr. Spigno also held an option, exercisable at $1.00 per share until its expiration on December 1, 2003, to purchase up to 250,000 additional shares of our Class A Preferred Stock. Under our articles of incorporation, each share of Class A Preferred Stock is entitled to 100 votes per share on all matters presented to our shareholders for action. Consequently, Mr. Spigno may have sufficient voting power to control the outcome of all corporate matters submitted to the vote of our common shareholders. Those matters could include the election of directors, changes in the size and composition of the board of directors, and mergers and other business combinations involving ConectiSys. In addition, through his control of the board of directors and voting power, Mr. Spigno may be able to control certain decisions, including decisions regarding the qualification and appointment of officers, dividend policy, access to capital (including borrowing from third-party lenders and the issuance of additional equity securities), and the acquisition or disposition of assets by ConectiSys. Also, the concentration of voting power in the hands of Mr. Spigno could have the effect of delaying or preventing a change in control of ConectiSys, even if the change in control would benefit our shareholders, and may adversely affect the market price of our common stock.

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

        You can identify forward-looking statements generally by the use of forward-looking terminology such as "believes," "expects," "may," "will," "intends," "plans," "should," "could," "seeks," "pro forma," "anticipates," "estimates," "continues," or other variations thereof, including their use in the negative, or by discussions of strategies, opportunities, plans or intentions. You may find these forward-looking statements under the captions "Risk Factors," and "Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as captions elsewhere in this report. A number of factors could cause results to differ materially from those anticipated by forward-looking statements, including those discussed under "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

        We believe that Mercator Momentum Fund's claims are without merit because, among other factors, we have affirmative defenses to those claims, including usury and the satisfaction of amounts owed under loan from Mercator Momentum Fund as a result of the enforcement by Mercator Momentum Fund of its security interest in shares of our common stock. We intend to vigorously defend against these claims and to pursue appropriate counterclaims against Mercator Momentum Fund. The case is currently in the discovery phase.

page>17

        Due to the size of the amount owed to Mercator Momentum Fund and our poor financial condition, an adverse decision in the litigation against us could have a materially negative impact on our financial condition and business prospects, including the deployment of our H-Net(TM) system.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

        In October 2002, we issued 1,000,000 shares of common stock valued at $20,000 to a consultant for services rendered.

        In October 2002, we issued 2,325,000 shares of common stock valued at $23,250 to a consultant for services rendered.

        In October 2002, we issued an aggregate of 2,669,503 shares of common stock to four accredited investors upon conversion of an aggregate of $10,678 in principal plus related interest on our convertible debentures.

        In November 2002, we issued an aggregate of 4,500,000 shares of common stock valued at $45,000 to four consultants for services rendered.

        In November 2002, we issued an aggregate of 2,685,892 shares of common stock to four accredited investors upon conversion of an aggregate of $10,744 in principal and related interest on our convertible debentures.

        In November 2002, we issued 3,000,000 shares of common stock in a private offering to one accredited investor in exchange for $30,000 in cash.

        In November 2002, we issued 636,886 shares of common stock to a director and officer to reimburse him for 636,886 shares pledged by him as security for a loan made by Laurus Master Fund to us in April 2001 in the original principal amount of $300,000, which pledged shares were transferred by Laurus into its name in connection with a default on that loan.

        In November 2002, we issued 2,630,742 shares of common stock to a director and officer to reimburse him for 2,630,742 shares pledged by him as security for a loan made by Laurus Master Fund to us in April 2001 in the original principal amount of $300,000, which pledged shares were transferred by Laurus into its name in connection with a default on that loan.

        In November 2002, we issued 1,458,059 shares of common stock to an officer to reimburse her for 1,458,059 shares pledged by her as security for a loan made by Laurus Master Fund to us in April 2001 in the original principal amount of $300,000, which pledged shares were transferred by Laurus into its name in connection with a default on that loan.

        On November 27, 2002 we issued an aggregate of $200,000 of 12% convertible debentures in a private offering to three accredited investors. The investors, if certain conversion limitations are disregarded, are beneficial owners of 5% or more of our outstanding shares of common stock. The debentures initially were convertible into shares of common stock at the lesser of $.01 per share and 50% of the average of the lowest three intraday trading prices of a share of common stock during the 20 trading days immediately preceding conversion. The debentures were accompanied by warrants to purchase up to an aggregate of 1,000,000 shares of common stock at a per share exercise price equal to $.005.

        In December 2002, we issued an aggregate of 1,250,000 shares of common stock valued at $31,250 to the five members of our advisory board for consulting services rendered.

        In December 2002, we issued 500,000 shares of common stock to an accredited investor upon conversion of $3,200 in principal and related interest on a convertible promissory note.

        In December 2002, we issued 4,000,000 shares of common stock in a private offering to one accredited investor in exchange for $20,000 in cash.

        In December 2002, we issued 500,000 shares of common stock valued at $5,000 to a consultant for services rendered.

        In December 2002, we issued 250,000 shares of common stock to one of our directors and employees as a bonus valued at $1,250.

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

        We believe that Mercator Momentum Fund's claims are without merit because, among other factors, we have affirmative defenses to those claims, including usury and the satisfaction of amounts owed under loan from Mercator Momentum Fund as a result of the enforcement by Mercator Momentum Fund of its security interest in shares of our common stock. We intend to vigorously defend against these claims and to pursue appropriate counterclaims against Mercator Momentum Fund. The case is currently in the discovery phase.

        Due to the size of the amount owed to Mercator Momentum Fund and our poor financial condition, an adverse decision in the litigation against us could have a materially negative impact on our financial condition and business prospects, including the deployment of our H-Net(TM) system.

        As of February 12, 2003, we were in default under our obligations to register for resale shares of our common stock underlying certain of our outstanding convertible debentures and to take appropriate measures to file a proxy statement to obtain shareholder approval to increase our authorized capital stock. In addition, as of that date, we also were in default under our obligations to make quarterly interest payments under all of our outstanding convertible debentures. We are in the process of registering for resale with the Securities and Exchange Commission a portion of the shares of common stock underlying some of the convertible debentures under which we are in default and expect that the convertible debentures ultimately will be converted into shares of our common stock and that we therefore will not be obligated to repay the outstanding principal and accrued and unpaid interest amounts on those debentures.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

ITEM 5.  OTHER INFORMATION

        None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits

        Exhibit No.     Description
        ----------      -----------
        10.1            Securities Purchase Agreement dated as of November
                        27, 2002 by and between the Registrant and the purchasers named therein (1)

        10.2            Form of Secured Convertible Debenture due November
                        27, 2003 (1)

        10.3 Form of Common Stock Purchase Warrant dated as of November 27, 2002 (1)

        10.4 Registration Rights Agreement dated as of November 27, 2002 by and between the Registrant and the investors named therein (1)

        10.5 Security Agreement dated as of November 27, 2002 between the Registrant and the secured parties named therein (1)

        10.6 Intellectual Property Security Agreement dated as of November 27, 2002 between the Registrant and the secured parties named therein (1)

        99.1 Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002
_____________

        (1) Filed as an exhibit to the Registrant's Form 10-KSB for the year ended September 30, 2002 and incorporated herein by reference.

        (b)    Reports on Form 8-K
               -------------------
               None.

                               SIGNATURES

        In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                CONECTISYS CORPORATION


Dated: February 19, 2003                   By:/S/ ROBERT A. SPIGNO
                                              -----------------------
                                              Robert A. Spigno
                                              Chairman of the Board and
                                              Chief Executive Officer
                                              (Principal Executive Officer)


Dated: February 19, 2003                   By:/S/ PATRICIA A. SPIGNO
                                              ------------------------
                                              Patricia A. Spigno
                                              Chief Financial Officer
                                              (Principal Financial and
                                              Accounting Officer)

                                   EXHIBITS

Exhibit No.     Description

99.1 Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002