Form 10QSB
period 2003-03-31
CONECTISYS CORP
filed 2003-05-29
CIK 790273

<pre>

================================================================================

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)
 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
              For the quarterly period ended MARCH 31, 2003 or

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.  Yes [   ] No [X]

The number of shares outstanding of the registrant's only class of Common Stock, no par value per share, was 279,689,959 on May 20, 2003.

                                      PART I
                                FINANCIAL INFORMATION
                                                                         Page
Item 1.  Financial Statements

Condensed Consolidated Balance Sheets as of March 31, 2003 (unaudited)....F-1

Condensed Consolidated Statement of Operations for the Three
     and six Months Ended March 31, 2003 and 2002 and the
     Cumulative Period From December 31, 1990 (Inception)
     Through March 31, 2003 (unaudited)...................................F-3

Condensed Consolidated Statements of Changes in Shareholders'
     Equity (Deficit) for the Cumulative Period From
     December 31, 1990 (Inception) Through March 31, 2003.................F-4

Condensed Consolidated Statement of Cash Flows for the Six
     Months Ended March 31, 2003 and 2002 and the Cumulative
     Period From December 31, 1990 (Inception) Through
     March 31, 2003 (unaudited)...........................................F-10

Notes to Condensed Consolidated Financial Statements (unaudited)..........F-13

Item 2.  Management's Discussion and Analysis of Financial Condition and
Results of Operations.........................................................2

Item 3.  Controls and Procedures..............................................8


                                     PART II
                                 OTHER INFORMATION

Item 1.  Legal Proceedings....................................................8

Item 2.  Changes in Securities and Use of Proceeds............................9

Item 3.  Defaults Upon Senior Securities......................................10

Item 4.  Submission of Matters to a Vote of Security Holders..................11

Item 5.  Other Information....................................................11

Item 6.  Exhibits and Reports on Form 8-K.....................................12

Signatures....................................................................13

Certifications of Principal Executive Officer and
  Principal Financial Officer.................................................14

Exhibits Filed with this Report on Form 10-QSB................................15


ITEM 1. FINANCIAL STATEMENTS

CONECTISYS CORPORATION AND SUBSUDIARIES ( A Development Stage Company)
              CONSOLIDATED BALANCE SHEETS
                    March 31, 2003


                                                                  Mar. 31
                                                                   2003
                                                                 Unaudited


Assets
Current assets
  Cash                                                            66,895
  Debt issuance cost - current, net of accumulated
    amortization of $242,232, $0 and $131,172                     18,043
Total current assets                                              84,938

Property and equipment, net of accumulated
  depreciation of $287,504, $273,041 and $280,373                 44,208

License and technology, net of accumulated
  amortization of $421,478, $421,478 and $421,478                      0

Total assets                                                     129,146

CONECTISYS CORPORATION AND SUBSUDIARIES ( A Development Stage Company)
              CONSOLIDATED BALANCE SHEETS
                    March 31, 2003

                                                                Mar. 31
                                                                 2003
                                                               Unaudited


Liabilities and shareholders' equity
Current liabilities
  Accounts payable                                               337,802
  Accrued compensation                                         1,019,588
  Due to officers                                                 19,431
  Accrued interest payable                                       264,941
  Other current liabilities                                       10,903
  Notes payable and current potion of
    long-term debt                                             1,091,082

Total current liabilities                                      2,743,747

Long-term debt, net of current                                         0

Total liabilities                                              2,743,747

Shareholders' equity
Preferred stock - Class A 1,000,000 shares authorized
    $1.00 par value, 200,020 issued and outstanding              200,020
Convertible preferred stock - Class B 1,000,000 shares
    authorized $1.00 par value, no shares issued
    and outstanding                                                    0
Common stock - 1,000,000,000 shares authorized,
  no par value, 213,952,135, 36,746,568 and 64,311,823
  respectively shares issued and outstanding                  19,112,932
Additional paid-in-capital:
Stock options exercisable,
  Convertible preferred stock - Class B
   1,000,000 stock options issued and outstanding, common        100,000
  Common stock - 10,557,154; 8,807,154
   and 3,207,154 respectively                                  1,345,350
Beneficial conversion option                                     994,827

Accumulated gain (deficit) during development stage          (24,367,730)

Total shareholders' deficit                                   (2,614,601)

Total liabilities and shareholders' equity                       129,146

CONECTISYS CORPORATION AND SUBSUDIARIES ( A Development Stage Company)
         CONSOLIDATED STATEMENT OF OPERATIONS
   For the Three and Six Months Ended March 31, 2003 and 2002
               And the Cumulative Period
From December 31, 1990 (Inception) Through March 31, 2003


                                                                                                             Dec. 1, 1990
                                                                                                              (Inception)
                                     3 Months Ended    3 Months Ended    6 Months Ended    6 Months Ended       Through
                                         Mar. 31           Mar. 31           Mar. 31           Mar. 31          Mar. 31
                                          2003              2002              2003              2002             2003
                                       Unaudited         Unaudited         Unaudited         Unaudited         Unaudited
Revenues                                      0                 0                 0                 0           517,460

Cost of goods sold                       35,014                 0            35,014                 0           676,402

Gross profit                            (35,014)                0           (35,014)                0          (158,942)

General and administrative              398,884           289,048           887,116         1,018,124        19,248,536

Loss from operations                   (433,898)         (289,048)         (922,130)       (1,018,124)      (19,407,478)

Non-operating income (expense)                0                 0                 0                 0          (835,776)

Interest expense                       (265,848)         (29,959)         (527,438)         (56,613)         (2,296,913)

Net loss                               (699,746)         (319,007)       (1,449,568)       (1,074,737)      (22,540,167)

Weighted average shares outstanding  93,438,124        35,701,769       104,251,198        35,003,564

Net loss per share                        (0.01)            (0.01)            (0.01)            (0.03)

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
For the Cumulative Period December 1, 1990 (Inception) Through March 31, 2003


                         Preferred Stock             Common Stock               Additional     Stock                      Total
                         Class A and B               No Par Value                 Paid in   Subscription  Accumulated Shareholders'
                            Shares          Value       Shares        Value       Capital    Receivable   Deficit   Equity(Deficit)
Balance, Dec. 1, 1990
(re-entry
development stage)                  0              0       10,609    1,042,140                             (1,042,140)           0

Shares issued in exchange for:
Cash, Aug. 1993                     0              0        1,000        1,000                                      0        1,000
Capital contribution,
 Aug. 1993                          0              0        2,000          515                                      0          515
Services, Mar. 1993                 0              0        2,000          500                                      0          500
Services, Mar. 1993                 0              0        1,200          600                                      0          600
Net loss for the year               0              0            0            0                                 (5,459)      (5,459)

Balance, Nov. 30, 1993              0              0       16,809    1,044,755                             (1,047,599)      (2,844)

Shares issued in exchange for:
Services, May 1994                  0              0        2,400        3,000                                      0        3,000
Cash, Sep. 1994                     0              0       17,771       23,655                                      0       23,655
Services, Sep. 1994                 0              0        8,700       11,614                                      0       11,614
Cash, Sep. 1994                     0              0        3,000       15,000                                      0       15,000
Cash, Oct. 1994                16,345 A       16,345            0            0                                      0       16,345
Cash, Sep. and Oct. 1994                           0        1,320       33,000                                      0       33,000
Net loss for the year               0              0            0            0                                (32,544)     (32,544)

Balance, Nov. 30, 1994         16,345         16,345       50,000    1,131,024                             (1,080,143)      67,226


Shares issued in exchange for:
Cash, Feb. 1995                     0              0        1,160      232,000                                      0      232,000
Debt repayment, Feb. 1995           0              0        2,040      408,000                                      0      408,000
Debt repayment, Feb. 1995           0              0        4,778      477,810                                      0      477,810
Acquisition of assets, CIPI
 Feb. 1995                          0              0       28,750    1,950,000                                      0    1,950,000
Acquisition of assets,
 Apr. 1995                          0              0       15,000            0                                      0            0
Cash and services, Apr.
 and May 1995                       0              0       16,000      800,000                                      0      800,000
Cash, Jun. 1995                     0              0          500       30,000                                      0       30,000
Acquisition of assets and
 services, Sep. 1995                0              0        4,000      200,000                                      0      200,000
Cash, Sep. 1995                     0              0           41        3,000                                      0        3,000
Acquisition of assets,
 Sep. 1995                          0              0       35,000    1,750,000                                      0    1,750,000
Return of assets, CIPI
 Sep. 1995                          0              0      (27,700)  (1,950,000)                                     0   (1,950,000)
Net loss for the year               0              0            0            0                             (2,293,867)  (2,293,867)

Balance, Nov. 30, 1995         16,345         16,345      129,569    5,031,834                             (3,374,010)   1,674,169


CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
For the Cumulative Period December 1, 1990 (Inception) Through March 31, 2003


                         Preferred Stock             Common Stock               Additional     Stock                      Total
                         Class A and B               No Par Value                 Paid in   Subscription  Accumulated Shareholders'
                            Shares          Value       Shares        Value       Capital    Receivable     Deficit  Equity(Deficit)

Shares issued in exchange for:
Cash, Feb. 1996                     0              0        1,389      152,779                                      0      152,779
Debt repayment, Feb. 1996           0              0       10,000      612,000                                      0      612,000
Services, Feb. 1996                 0              0        3,160      205,892                                      0      205,892
Cash, Mar. 1996                     0              0          179       25,000                                      0       25,000
Shares returned and
 canceled Mar. 1996                 0              0      (15,000)           0                                      0            0
Services, Apr. 1996                 0              0           13        2,069                                      0        2,069
Services, Sep. 1996             4,155 A        4,155          586       36,317                                      0       40,472
Services, Oct. 1996                 0              0        6,540      327,000                                      0      327,000
Debt repayment, Nov. 1996           0              0        2,350       64,330                                      0       64,330
Net loss for the year               0              0            0            0                             (2,238,933)  (2,238,933)

Balance, Nov. 30, 1996         20,500         20,500      138,786    6,457,221                             (5,612,943)     864,778

Shares issued in exchange for:
Services, Mar. 1997                 0              0          228        6,879                                      0        6,879
Services, Apr. 1997                 0              0          800       13,120                                      0       13,120
Services, Jul. 1997                 0              0        1,500       16,200                                      0       16,200
Cash, Jul. 1997                     0              0       15,000      300,000                                      0      300,000
Services, Aug. 1997                 0              0        5,958       56,000                                      0       56,000
Adjustment for partial
 shares due to reverse
 stock split (1:20)                 0              0          113            0                                      0            0
Services, Oct. 1997                 0              0    1,469,666      587,865                                      0      587,865
Debt repayment, Oct 1997            0              0    1,540,267      620,507                                      0      620,507
Cash, Oct. 1997                     0              0    1,500,000      281,250                                      0      281,250
Services, Nov. 1997                 0              0        4,950       10,538                                      0       10,538
Net loss for the year               0              0            0            0                             (2,739,268)  (2,739,268)

Balance, Nov. 30, 1997         20,500         20,500    4,677,268    8,349,580                             (8,352,211)      17,869

Shares issued in exchange for:
Services, Dec. 1997
through Nov. 1998                   0              0    2,551,610    2,338,264                                      0    2,338,264
Debt repayment, Apr. 1998
through Sep. 1998                   0              0      250,000      129,960                                      0      129,960
Cash, Jan. 1998 through
 Jul. 1998                          0              0    4,833,334    1,139,218                                      0    1,139,218
Acquisition of assets,
 Jul. 1998                          0              0      300,000      421,478                                      0      421,478
Acquisition of 20% minority
 interest in subsidiary,
 Jul. 1998                          0              0       50,000       59,247                                      0       59,247
Services, Nov. 1998            60,000 A       60,000            0            0                                      0       60,000
Net loss for the year               0              0            0            0                             (4,928,682)  (4,928,682)

Balance, Nov. 30, 1998         80,500         80,500   12,662,212   12,437,747                            (13,280,893)    (762,646)


CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
For the Cumulative Period December 1, 1990 (Inception) Through March 31, 2003


                         Preferred Stock             Common Stock               Additional     Stock                      Total
                         Class A and B               No Par Value                 Paid in   Subscription  Accumulated Shareholders'
                            Shares          Value       Shares        Value       Capital    Receivable     Deficit  Equity(Deficit)

Shares issued in exchange for:
Shares returned and canceled
 Dec. 1998                          0              0   (1,350,000)    (814,536)                                           (814,536)
Services, Dec. 1998
 through Sep. 1999                  0              0      560,029      349,454      150,000                                499,454
Cash, Dec. 1998
 through Sep. 1999                  0              0    1,155,800      129,537                                             129,537
Debt repayment, Sep. 1999      39,520 A       39,520      960,321      197,500      100,000                                337,020
Net loss for the year               0              0            0            0                             (1,323,831)  (1,323,831)

Balance, Sep. 30, 1999        120,020        120,020   13,988,362   12,299,702      250,000               (14,604,724)  (1,935,002)

Shares issued in exchange for:
Services, October 1999 through                            (17,500)     (12,000)                                            (12,000)
  September 2000, valued from
  $.025 to $0.80 per shares         0              0    2,405,469      990,949                                             990,949
Retainers, debt and accrued
  liabilities, October 1999
  through September 2000 valued
  from $0.25 to $1.57 shares        0              0    2,799,579    1,171,638                                           1,171,638
Cash, October 1999 through
 September 2000, with subscription
  prices ranging from $0.25 to
  $0.66 per share                   0              0    2,295,482      839,425                   (15,450)                  823,975
Issuance of $63,500 consultant
  stock options, March, 2000
  at an exercise price of $2.00
  per share                         0              0            0            0      214,130            0            0      214,130
Reduction of exercise prices
  on 2,600,000 officer and employee
  common stock options, March 2000
  to $0.38 and approx.$0.39
  per share                         0              0            0            0    1,113,610                              1,113,610
Exercise of 2,056,346 common and
  20,000 preferred officer stock
  options, May 2000, with
  common stock strike prices
  ranging from $0.15 to approx.
  $0.39 per share, in exchange for
  officer debt                 20,000         20,000    2,056,346      897,707     (407,735)                               509,972
Issuance of $500,000 consultant
  stock options, September 2000
  with floating exercise prices
  set at 15% below current          0              0            0            0       65,000                                 65,000
Net loss for the year               0              0            0            0            0            0   (3,812,140)  (3,812,140)

Balance, September 30, 2000   140,020        140,020   23,527,738   16,187,421    1,235,005      (15,450) (18,416,864)    (869,868)


CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
For the Cumulative Period December 1, 1990 (Inception) Through March 31, 2003


                         Preferred Stock             Common Stock               Additional     Stock                      Total
                         Class A and B               No Par Value                 Paid in   Subscription  Accumulated Shareholders'
                            Shares          Value       Shares        Value       Capital    Receivable     Deficit  Equity(Deficit)

Shares issued in exchange for:
Services, October 2000 through
  September 2001 valued from
  $0.11 to $0.40 per shares           0              0    3,471,007      572,790            0            0            0       73,790
Retainers, debt and accrued
  liabilities October 2000
  through September 2001, valued
  from $0.11 to $0.43 per           0              0    3,688,989      487,121            0            0            0      487,121
Cash, October 2000 through
  March 2001 with subscription
  prices ranging from $0.075 to
  $0.083 per share                  0              0    1,045,500       78,787            0            0            0       78,787
Collection of stock subscription
  receivable, October 2000
  on 61,800 shares                  0              0            0            0            0       15,450                    15,450
Exercise of 400,000 common
  stock options, January, 2001
  at a strike price of $0.085 per
  share, in exchange for            0              0      400,000       86,000      (52,000)                                34,000
Issuance of 1,000,000 common
  stock warrants, April 2001
  at an exercise price of $0.192
  per share, in conjunction with
  $300,000 principal value of
  8% convertible debt               0              0            0            0       77,228            0            0       77,228
Issuance of 2,000,000 consultant
  stock options, September 2001
  at a strike price of $0           0              0            0            0      115,000            0            0      115,000
Beneficial conversion options
  April 2001 through September
  2001, pertaining to $300,000
  principal value and accrued
  interest on 8% convertible        0              0            0            0      155,027            0            0      155,027
Net loss for the year               0              0            0            0            0            0   (2,154,567)  (2,154,567)

Balance, September 30, 2001   140,020        140,020   32,133,234   17,412,119    1,530,260            0  (20,571,431)  (1,489,032)


CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
For the Cumulative Period December 1, 1990 (Inception) Through March 31, 2003


                         Preferred Stock             Common Stock               Additional     Stock                      Total
                         Class A and B               No Par Value                 Paid in   Subscription  Accumulated Shareholders'
                            Shares          Value       Shares        Value       Capital    Receivable     Deficit  Equity(Deficit)

Shares issued in exchange for:
Services, October 2001 through
  September 2002 valued from
  $0.02 to $0.25 per shares         0              0    2,180,000      179,916            0            0            0      179,916
Debt and accrued liabilities
  October 2001 through September
  2002 with common shares
  valued from $0.01 to $0.15 per
  share and preferred A shares
  valued at $1.00 per shares   60,000         60,000   10,948,077      428,563            0            0            0      488,563
Cash, October 2001 through
  September 2002 with prices
  ranging from $0.01 to $0.083
  per share                         0              0    5,833,334      200,000            0            0            0      200,000
Exercise of 550,000 common stock
  option by a consultant at a
  strike price of $0.13 per share
  in exchange for debt              0              0      550,000      103,125      (31,625)           0            0       71,500
Issuance of 3,750,000 warrants
  April 2002 through June 2002
  at an exercise price of $0.045
  per share, in conjunction with
  $750,000 principal value of 12%
  convertible debt                  0              0            0            0      100,087            0            0      100,087
Beneficial conversion option
  April 2002 through June 2002
  pertaining to $750,000 principal
  valued of 12% convertible         0              0            0            0      649,913            0            0      649,913
Conversion of $93,130 principal
  value of 12% convertible debt
  along with $6,916 accrued
  interest, net of $69,233
  convertible debt discount         0              0   12,667,178      111,515      (80,702)           0            0       30,813
Net loss for the year               0              0            0            0            0            0   (2,346,732)  (2,346,732)

Balance, September 30, 2002   200,020        200,020   64,311,823   18,435,238    2,167,933            0  (22,918,163)  (2,114,972)


CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
For the Cumulative Period December 1, 1990 (Inception) Through March 31, 2003


                         Preferred Stock             Common Stock               Additional     Stock                      Total
                         Class A and B               No Par Value                 Paid in   Subscription  Accumulated Shareholders'
                            Shares          Value       Shares        Value       Capital    Receivable     Deficit  Equity(Deficit)

Shares issued in exchange for:
Services, October 2001 through
  March 2003 valued from
  $0.01 to $0.02 per shares         0              0   16,880,468      136,305            0            0            0      136,305
Debt and accrued liabilities
  October 2001 through March
  2003 with common shares
  valued from $0.005 to $0.02
  per share                         0              0   12,004,280      225,211            0            0            0      225,211
Cash, October 2001 through
  March 31, 2003 with prices
  ranging from $0.005 to $0.01
  per share                         0              0   88,500,000      140,000            0            0            0      140,000
Beneficial conversion option
  October 2002 through March 2003
  pertaining to $350,000 principal
  valued of 12% convertible debt                                                    350,000                                350,000
Conversion of $89,730 principal
  value of 12% convertible debt
  along with $8,692 accrued
  interest, net of $77,755
  convertible debt discount         0              0   32,255,564      176,178      (77,755)           0            0       98,423
Net loss for the year               0              0            0            0            0            0   (1,449,568)  (1,449,568)

Balance, March 31, 2003       200,020        200,020  213,952,135   19,112,932    2,440,178            0  (24,367,731)  (2,614,601)

CONECTISYS CORPORATION AND SUBSUDIARIES (A Development Stage Company)
          CONSOLIDATED STATEMENT OF CASH FLOWS
   For the Six Months Ended March 31, 2003 and 2002
               And the Cumulative Period
From December 31, 1990 (Inception) Through March 31, 2003


                                                                                              Dec. 1, 1990
                                                                                              (Inception)
                                                        6 Months Ended    6 Months Ended        Through
                                                            Mar. 31           Mar. 31           Mar. 31
                                                              2003              2002              2003
                                                           Unaudited         Unaudited         Unaudited
Operating activities
  Net income (loss)                                       (1,449,568)       (1,074,737)      (23,289,989)
    Adjustments to reconcile net income (loss)
      to net cash provided by (used by)
      operating activities:
        Provision for bad debt                                                                 1,422,401
        Depreciation and amortization                          7,131            13,290         1,677,105
        Stock issued for services                            181,305           214,700         7,568,078
        Stock issued for interest                             91,339                 0           626,930
        Settlements                                                0                 0           (25,000)
        Minority interest                                          0                 0           (62,500)
        Intangibles                                                                  0         1,299,861
        Amortization of debt issuance cost
          and note discounts                                 503,770                 0         1,146,312
Changes in operating assets and liabilities
  (Increase) decrease in assets
    Accounts receivable                                            0                 0            (4,201)
    Prepaid expenses                                                                 0                 0
    Interest receivable                                            0                 0           (95,700)
    Deposits and prepaids                                          0                 0           182,346
  Increase (decrease) in liabilities
    Bank overdraft                                                 0                 0                 0
    Accounts payable                                         148,904           (34,886)          769,152
    Accrued compensation                                      91,738           270,865         2,125,760
    Due to officers                                         (111,053)                0           562,739
    Other current liabilities                                    728            16,981           457,571

Net cash provided by (used by) operating activities         (535,706)         (593,787)       (5,639,135)


CONECTISYS CORPORATION AND SUBSUDIARIES (A Development Stage Company)
          CONSOLIDATED STATEMENT OF CASH FLOWS
   For the Six Months Ended March 31, 2003 and 2002
               And the Cumulative Period
From December 31, 1990 (Inception) Through March 31, 2003


                                                                                             Dec. 1, 1990
                                                                                              (Inception)
                                                         6 Months Ended    6 Months Ended      Through
                                                            Mar. 31           Mar. 31           Mar. 31
                                                             2003              2002              2003
                                                          Unaudited         Unaudited         Unaudited
Investing activities
  Collection of notes receivable                              0                 0                 0
  Increase in notes receivable                                0                 0        (1,322,500)
  Cost of license & technology                                0                 0           (94,057)
  Purchase of equipment                                       0                 0          (198,530)

                                                              0                 0        (1,615,087)
Financing activities
  Common stock issued for cash                          140,000                           3,372,172
  Stock warrants                                              0                 0           177,315
  Preferred stock issued for cash                             0                 0            16,345
  Proceeds from stock purchase                                0                 0           281,250
  Debt issuance cost                                          0                 0          (220,275)
  Proceeds from debts
    Related party                                                               0           206,544
    Other                                               420,000           732,110         3,903,880
  Payments on debt
    Related party                                             0           (52,623)          (53,172)
    Other                                               (12,500)          (88,000)         (398,907)
  Decrease in subscription receivable                         0                 0            35,450
  Contributed capital                                         0                 0               515

Net cash from (used by) financing activities            547,500           591,487         7,321,117

Net increase (decrease) in cash                          11,794            (2,300)           66,895

Cash beginning of period                                 55,101             6,111                 0

Cash end of period                                       66,895             3,811            66,895


CONECTISYS CORPORATION AND SUBSUDIARIES (A Development Stage Company)
          CONSOLIDATED STATEMENT OF CASH FLOWS
   For the Six Months Ended March 31, 2003 and 2002
               And the Cumulative Period
From December 31, 1990 (Inception) Through March 31, 2003

                                                                                         Dec. 1, 1990
                                                                                         (Inception)
                                                    6 Months Ended    6 Months Ended      Through
                                                        Mar. 31           Mar. 31         Mar. 31
                                                         2003              2002            2003
                                                       Unaudited         Unaudited       Unaudited

Cash paid during the year for
  Interest                                                 0                 0           337,669
  Taxes                                                    0                 0             4,850

Non-cash activities
  Common stock issued for
    Purchase of stock                                      0                 0           281,250
    Prepaids                                               0                 0           182,346
    PP&E                                                   0                 0           130,931
    Deposit                                                0                 0                 0
    License & technology                                   0                 0         2,191,478
    Minority interest                                      0                 0            59,247
    Repayment of debt                                309,803           301,250         4,665,859
    Service & interest                               272,644           214,700         5,221,836
  Preferred stock issued for
    Services                                               0                 0            60,000
    Repayment of debt                                 60,000            60,000           179,520
  Preferred stock options issued for
    Repayment of debt                                      0                 0           100,000

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2003

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

Basis of presentation and going concern uncertainty

The accompanying consolidated financial statements include the accounts and transactions of Conectisys Corporation, its wholly owned subsidiaries eEnergyServices.com, Inc., and United Telemetry Company, Inc. All material intercompany transactions and balances have been eliminated in the
accompanying  consolidated  financial  statements.   Certain  prior  period
balances  have  been  reclassified   to  conform  to the current years
presentation.

The Company returned to the development stage in accordance with SFAS No. 7 on December 1, 1990 and during the fiscal year ended November 30, 1995. The Company has completed two mergers and is in the process of developing its technology and product lines.

As of March 31, 2003, the Company had a deficiency in working capital of approximately $2,700,000, and had incurred continual net losses since its return to the development stage in fiscal 1996 of approximately $21,000,000, which raise substantial doubt about the Company's ability to continue as a going concern.

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2003

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

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2003

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

Since the fair value is estimated at March 31, 2003, the amounts that will actually be realized or paid at settlement of the instruments could be significantly different. The carrying amount of cash and cash equivalents is assumed to be the fair value because of the liquidity of these instruments. Accounts payable, accrued compensation, due to officer, accrued interest, other current liabilities, and notes payable approximate fair value because of the short maturity of these instruments. Also, market rates of interest apply on all officer advances and short-term promissory notes. Long-term debt is recorded at face value because the principal amount is convertible into common stock.

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

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2003

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

Technology

Deferred  technology  costs  include  capitalized  product  development and product improvement costs incurred after achieving technological feasibility and are amortized over a period of five years. At March 31, 2003, no deferred technology costs were recognized.

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2003

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

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2003

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

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2003

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

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2003

NOTE 4.    PROPERTY AND EQUIPMENT

Property and equipment at March 31, 2003 consisted of the following:


Office equipment                             $   279,741
Furniture and fixtures                            16,609
Vehicles                                          35,362
                                             -----------
Total cost                                       331,712
Accumulated depreciation                        (287,504)
                                             -----------
Net book value                               $    44,208
                                             ===========
NOTE 5.    LICENSE RIGHTS AND TECHNOLOGY

License rights and technology at March 31, 2003 consisted of the following:

      License rights                               $   421,478
      Accumulated amortization                        (421,478)
                                                    -----------
        Net book value                             $       -

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

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2003

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

In March through June 2002, the Company received $750,000 from an accredited investor group in exchange for 12% convertible debt, along with 3,750,000 common stock warrants, exercisable over a four-year period at the lesser of $0.045 per share and 50% of the average of the lowest three intraday trading prices of a share of common stock during the 20 trading days immediately preceding conversion. Debt issuance costs associated with these loans amounted to $147,500, of which $90,000 represented finder's fees and $57,500 represented legal costs. Amortization of these fees over the pro-rata portion of the one-year term of the loans amounted to $58,397 through September 30, 2002, leaving an unamortized balance of $89,103 at
September  30,  2002.   An additional $83,369 has  been  amortized  during
the six months ended March 31, 2003, leaving a balance of $5,734.

During November 2002 through March 31, 2003, the Company received $350,000 from an accredited investor group in exchange for 12% convertible debt, along with 1,750,000 common stock warrants, exercisable over a four-year period at the lesser of $0.005 per share and 50% of the average of the lowest three intraday trading prices of a share of common stock during the 20 trading days immediately preceding conversion. Debt issuance costs associated with these loans amounted to $40,000. Amortization of these fees over the pro-rata portion of the one-year term of the loans amounted to $13,699 through March 31, 2003, leaving an unamortized balance of $26,301 at March 31, 2003.

Amortization of this debt issuance cost over the six months ended March 31, 2003 was $97,068, leaving an unamortized balance of $32,035.

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2003

NOTE 7.    DUE TO OFFICERS

At September 30,  2000, the Company's  CEO had made  cumulative advances to
the Company  of $75,000.   On October  1, 2000,  these advances were rolled
into a revolving promissory note, due on demand, at an annual interest rate of 18%. During the year ended September 30, 2001, additional advances were made in the amount of $20,000 and note repayments totaled $50,000. Accrued interest was determined to be $11,880, bringing the loan balance at September 30, 2001 to $56,880. A new promissory note agreement for this amount was drawn up at the close of business on September 30, 2001, expiring September 1, 2002. During the year ended September 30, 2002, cash
advances  of  $31,500  were  made.   Additionally,  the  loan  account  was
increased by $120,875, representing the value of 2,361,814 restricted shares of the Company's common stock held by the CEO, which were used as collateral and transferred to a note holder in June of 2002 to partially cover a $300,000 debt, and by $16,202, representing the value of 794,857 restricted shares of the Company's common stock held by the CEO, which were pledged to and sold by a convertible note holder on a Company obligation in and accrued interest amounted to $6,913 during the year ended default. Repayments of debt by the Company amounted to $144,806 for the year ended September 30, 2002, resulting in a loan balance due the CEO at September
30, 2002 of $87,564.  During the six months ended March 31, 2003, the
Company paid back $18,011, including $1,808 of personal expenses charged on the Company credit card. The Company issued 2,361,814 shares of common stock to replace the ones transferred to the convertible debt holder, thus decreasing the loan by $120,875. Also, $53,625 was credited to the loan for the common stock of the Company transferred to the CEO in November 2002 for partial payment against the outstanding balance and $5,450 was credited for interest payments bringing the balance outstanding to $7,753. The loan balance at March 31, 2003 is currently due September 1, 2003 and continues to accrue interest at the rate of 18% per year.

The Company's Secretary/Treasurer advanced the Company approximately $61,945 during the year ended September 30, 2001, under a separate revolving promissory note agreement effective October 1, 2000. The note is a demand note, which accrues interest at an annual rate of 18%. Total repayments of the note amounted to $40,681. Accrued interest was $4,610 during the year ended September 30, 2001, bringing the loan balance at year-end to $25,874. A new promissory note agreement for this amount was drawn up at the close of business on September 30, 2001, expiring September 1, 2002. The Secretary/Treasurer also borrowed on a personal credit card for the Company's behalf in the amount of $18,455, bringing the total obligation due the Secretary/Treasurer at September 30, 2001 to $44,329. During the year ended September 30, 2002, the personal credit card balance was virtually paid-off. Additional loan advances were $19,500, loan repayments were $39,500, and accrued interest was $2,269 during the year ended September 30, 2002, bringing the aggregate loan balance due the Secretary/Treasurer at September 30, 2002 to $8,143. During the six months ended March 31, 2003 accrued interest of $759 increased this loan bringing the balance outstanding to $8,902. The loan balance at March 31, 2003 is currently due September 1, 2003 and continues to accrue interest at the rate of 18% per year.

During the period May through September 2002, the Company's Chief Technical Officer advanced the Company $32,946, corresponding to 684,407 restricted shares of the Company's common stock held by the officer, which were pledged to and sold by a convertible note holder on a Company obligation in default. Accrued interest at the annual rate of 18% was $1,831 through the end of the fiscal year, bringing the total loan amount to $34,777 at
September 30, 2002.   During the three months ended March 31, 2003, the
Company issued 731,928 shares of the Company common stock to replace the one transferred to the convertible note holder, thus decreasing the balance of the note by $32,946. Also, during the six months ended March 31, 2003, accrued interest of $945 was credited bringing the outstanding balance to $2,776. The loan balance at March 31, 2003, is currently due ?on demand and continues to accrue interest at the rate of 18% per year.

The aggregate amount due officers at March 31, 2003 was $19,431 and interest expense on the officer loans amounted to $7,154 for the six months ended March 31, 2003.

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2003

NOTE 8.    NOTES PAYABLE

Notes payable at March 31, 2003 consisted of the following:

Registered Convertible Debentures
Convertible Debenture #1

     Note payable to AJW Partners, LLC            $30,060
      (Convertible Debenture) due on
      March 29, 2003 at an annual interest
      rate of 12%

     Accrued interest of $889 and principal
      on Convertible Debenture convertible
      into approximately 24,759,200
      shares of common stock at the price
      of $0.00125 at March 31, 2003                   889       30,949
                                                  --------

     Note payable to New Millennium Capital       $30,060
      Partners II, LLC (Convertible Debenture) due on March 29, 2003 at an annual interest rate of 12%

     Accrued interest of $889 and principal
      on Convertible Debenture convertible
      into approximately 24,759,200
      shares of common stock at the price
      of $0.00125 at March 31, 2003                   889        30,949
                                                  --------

     Note payable to AJW/New Millennium            34,870
      Offshore, Ltd.(Convertible Debenture)
      due on March 29, 2003 at an annual
      interest rate of 12%

     Accrued interest of $1,032 and principal
      on Convertible Debenture convertible
      into approximately 28,721,600
      shares of common stock at the price
      of $0.00125 at March 31, 2003                 1,032        35,902
                                                  --------

     Note payable to Pegasus Capital Partners,     22,150
      LLC. (Convertible  Debenture) due
      on March 29, 2003 at an annual
      interest rate of 12%

     Accrued interest of $655 and principal
      on Convertible Debenture convertible
      into approximately 18,244,000
      shares of common stock at the price
      of $0.00125 at March 31, 2003                   655        22,805
                                                  --------

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2003

NOTE 8.    NOTES PAYABLE (continued)

 Convertible Debenture #2

    Note payable to AJW Partners, LLC            $40,000
     (Convertible Debenture) due on
     May 10, 2003 at an annual interest
     rate of 12%

     Accrued interest of $1,184 and principal
      on Convertible Debenture convertible
      into approximately 32,947,200
      shares of common stock at the price
      of $0.00125 at March 31, 2003                1,184         41,184
                                                 --------

     Note payable to New Millennium Capital       40,000
      Partners II, LLC(Convertible Debenture)
      due on  May 10, 2003 at an annual
      interest rate of 12%

     Accrued interest of $1,210 and principal
      on Convertible Debenture convertible
      into approximately 32,947,200
      shares of common stock at the price
      of $0.00125 at March 31, 2003                1,184         41,184
                                                 --------

     Note payable to AJW/New Millennium           45,000
      Offshore, Ltd.(Convertible Debenture)
      due on May 10, 2003 at an annual
      interest rate of 12%

     Accrued interest of $1,332 and principal
      on Convertible Debenture convertible
      into approximately 37,065,600
      shares of common stock at the price
      of $0.00125 at March 31, 2003                1,332         46,332
                                                 --------

     Note payable to Pegasus Capital Partners,   $25,000
      LLC.  (Convertible Debenture) due
      on May 10, 2003 at an annual
      interest rate of 12%

     Accrued interest of $740 and principal
      on Convertible Debenture convertible
      into approximately 20,592,000
      shares of common stock at the price
      of $0.00125 at March 31, 2003                  740         25,740
                                                  -------

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2003


NOTE 8.    NOTES PAYABLE (continued)

Convertible Debenture #3

    Note payable to AJW Partners, LLC               80,000
     (Convertible Debenture) due on
     June 17, 2003 at an annual interest
     rate of 12%

     Accrued interest of $2,367 and principal
      on Convertible Debenture convertible
      into approximately 65,893,600
      shares of common stock at the price
      of $0.00125 at March 31, 2003                  2,367       82,367
                                                    -------

     Note payable to New Millennium Capital         80,000
      Partners II, LLC(Convertible Debenture)
      due on  June 17, 2003 at an annual
      interest rate of 12%

     Accrued interest of $2,367 and principal
      on Convertible Debenture convertible
      into approximately 65,893,600
      shares of common stock at the price
      of $0.00125 at March 31, 2003                  2,367       82,367
                                                   --------

     Note payable to AJW/New Millennium            $90,000
      Offshore, Ltd.(Convertible Debenture)
      due on June 17, 2003 at an annual
      interest rate of 12%

     Accrued interest of $2,663 and principal
      on Convertible Debenture convertible
      into approximately 74,130,400
      shares of common stock at the price
      of $0.00125 at March 31, 2003                 2,663        92,663
                                                  --------

     Note payable to Pegasus Capital Partners,     50,000
      LLC. (Convertible
      Debenture) due on June 17, 2003
      at an annual interest rate of 12%

     Accrued interest of $1,479 and principal
      on Convertible Debenture convertible
      into approximately 41,183,200
      shares of common stock at the price
      of $0.00125 at March 31, 2003                1,479        51,479
                                                 --------

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2003

NOTE 8.    NOTES PAYABLE (continued)

   Note payable to AJW Capital Partners, LLC      66,666
      (Convertible Debenture) due on November
      27, 2003
      at an annual interest rate of 12%

     Accrued interest of $1,973 and principal
      on Convertible Debenture convertible
      into approximately 54,911,200
      shares of common stock at the price
      of $0.00125 at March 31, 2003                1,973        68,639
                                                 --------
   Note payable to AJW Offshore, Ltd.             66,666
      (Convertible Debenture) due on
      November 27, 2003 at an annual
      interest rate of 12%

     Accrued interest of $1,973 and principal
      on Convertible Debenture convertible
      into approximately 54,911,200
      shares of common stock at the price
      of $0.00125 at March 31, 2003                1,973        68,639
                                                 --------

 Note payable to AJW Qualified Partners,          66,668
      LLC. (Convertible
      Debenture) due on November 27, 2003
      at an annual interest rate of 12%

     Accrued interest of $1,973 and principal
      on Convertible Debenture convertible
      into approximately 54,912,800
      shares of common stock at the price
      of $0.00125 at March 31, 2003                1,973        68,641
                                                 --------

   Note payable to AJW Capital Partners, LLC      50,000
      Offshore, Ltd. Ltd. (Convertible
      Debenture) due on March 3, 2004
      at an annual interest rate of 12%

     Accrued interest of $477 and principal
      on Convertible Debenture convertible
      into approximately 40,381,600
      shares of common stock at the price
      of $0.00125 at March 31, 2003                  477        50,477
                                                 --------

   Note payable to AJW Capital Partners, LLC      50,000
      (Convertible Debenture) due on March 2,
       2004
      at an annual interest rate of 12%

     Accrued interest of $477 and principal
      on Convertible Debenture convertible
      into approximately 40,381,600
      shares of common stock at the price
      of $0.00125 at March 31, 2003                  477        50,477
                                                 --------

   Note payable to AJW Qualified Partners, LLC    50,000
      (Convertible Debenture) due on March 3, 2004
      at an annual interest rate of 12%

     Accrued interest of $477 and principal
      on Convertible Debenture convertible
      into approximately 40,381,600
      shares of common stock at the price
      of $0.00125 at March 31, 2003                  477        50,477
                                                 --------
Subtotal of Convertible Debentures                             941,271
    Less note discount                                        (358,944)
                                                              ---------
Net carrying value of Convertible Debentures                   582,327

      Note payable to Devon Investment Advisors,
      unsecured, due on demand, interest payable
      at an annual rate of 10%.                                241,824

     Note payable to Black Dog Ranch LLC,
      unsecured, due on demand, including interest
      at an annual rate of 18%.                                193,567

      Convertible note payable to Laurus Master Fund, Ltd.,
      with interest payable at an annual rate of 8%, conversion
      premium of 25% based on current market price of
      the Company's common stock (as defined), initially
      due October 12, 2001 and extended to
      December 1, 2001.  Currently in default.                  61,971

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2003


NOTE 8.    NOTES PAYABLE (continued)

      Convertible note payable to Rowell A. McHatten, Jr.,
      unsecured, with interest payable at an annual rate
      of 14%, convertible into restricted common stock of
      the Company at $0.06 per share, due April 24, 2003.       11,393
                                                             ----------
      Total notes payable                                    1,091,082

          Current portion                                   (1,091,082)
                                                              ---------
      Long-term portion                                      $       0
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

The note is convertible (at the option of the holder) into common stock at the littlest of 80% of the average of the 3-lowest closing bid prices during the 30 trading days prior to the closing date (April 12, 2001) or 80% of the average of the 3-lowest closing bid prices during the 30 trading days prior to the conversion date (assumed to be September 30, 2002). At April 12, 2001, the note was convertible into approximately 2,181,500 common shares at an exercise price of approximately $0.1021 per share, and at September 30, 2002, the note was convertible into approximately 20,189,875 common shares at an exercise price of approximately $0.0064 per share. In either instance, the fair value of the debt instrument (due to the 80% pricing advantage) was $375,000 (a 25% premium on the principal value), resulting in a further convertible debt discount of $152,228, representing the difference between the note's fair value of $375,000 and the allocated proceeds at issuance of $222,772. This discount was also fully amortized at September 30, 2001.

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2003

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

The Company was unable to pay-off the note at maturity. However, after receiving bridge financing from another investment group in February 2002, the Company subsequently repaid $150,000 of the obligation, as the note holder elected to not convert the debt to shares. Consequently, the note holder sold 1,479,264 of the 4,773,208 shares of the Company's common stock that had been pledged by officers of the Company as collateral, resulting
in  net proceeds  of $49,148.   Adding accrued  interest of  $17,168 at  an
annual rate  of 12%,  brought the  loan balance  at September  30, 2002  to
$129,214.   During the six months ended March 31, 2003, the  note
holder sold the remaining 3,293,944 pledged shares for net proceeds of $67,144 and netted another $3,200 from the issuance of 500,000 new
Company shares. Accrued interest during the six months ended March 31, 2003 was $3,101, bringing the total liability to $61,971.

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

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2003

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

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2003

NOTE 9. SECURED CONVERTIBLE DEBENTURES (continued)

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

On March 3, 2003, the Company issued an aggregate of $150,000 of 12% convertible debentures in a private offering to three accredited investors. The investors, if certain conversion limitations are disregarded, are beneficial owners of 5% or more of the company's outstanding shares of common stock. The debentures initially were convertible into shares of common stock at the lesser of $.01 per share and 50% of the average of the lowest three intra-day trading prices of a share of common stock during the 20 trading days immediately preceding conversion. The debentures were accompanied by warrants to purchase up to an aggregate of 750,000 shares of common stock at a per share exercise price equal to $.005.

The fair value of the three debt instruments (due to the 100% pricing advantage) in aggregate was $300,000 (a 100% premium on the principal
value)  making the beneficial conversion  option   $149,291  at inception
($200,000 less the $709 allocated to the issuance of the 750,000 related warrants).

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

During the six months ended March 31, 2003, the Company issued 32,255,564 shares of common stock in connection with regular interest payments and upon conversion of an aggregate of $87,730 of principal and $8,692 of related interest on the Company's convertible debentures. A corresponding reduction of $77,755 to the beneficial conversion option was made.

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2003

NOTE 9. SECURED CONVERTIBLE DEBENTURES (continued)


As of March 31, 2003 the Company was indebted for an aggregate of $917,140 of principal and $24,131 (for 2nd quarter 2003) accrued and unpaid interest on these convertible debentures. To the extent debentures issued by the Company are converted into shares of common stock, the Company will not be obligated to repay the converted amounts.

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

As part of the recording of the convertible debt transactions, a beneficial conversion option for $199,054 was recognized, along with a corresponding
debt discount.   The total  debt discount  of $200,000,  including $946
attributable to the stock warrants, is being amortized over the one-year life of the debt instruments. $53,151 was amortized through March 31, 2003, resulting in an unamortized discount of $146,849 at March 31, 2003.

As part of the recording of the convertible debt transactions, a beneficial conversion option for $149,291 was recognized, along with a corresponding
debt discount.   The total  debt discount  of $150,000,  including $709
attributable to the stock warrants, is being amortized over the one-year life of the debt instruments. $4,129 was amortized through March 31, 2003 resulting in an unamortized discount of $145,871 at March 31, 2003.

As noted above, $182,860 of the $1,100,000 principal value of convertible debt at March 31, 2003 had been converted, leaving a principal balance of $917,140 (plus accrued interest of $24,131 for 2nd quarter 2003).


NOTE 10.        SHAREHOLDERS' EQUITY (DEFICIT)

The Company's authorized capital stock consists of 1,000,000,000 shares of common stock, no par value per share, and 50,000,000 shares of preferred stock, $1.00 par value per share. Of the 50,000,000 authorized shares of preferred stock, 1,000,000 shares have been designated as Class A Preferred Stock and 1,000,000 shares have been designated as Class B Preferred Stock, and the remaining 48,000,000 shares are undesignated. As of March 31, 2003,
213,952,135 shares of  the  Company's   common  stock outstanding held by
approximately 800 holders of record and 200,020 shares of the Company's Class A Preferred Stock outstanding held by one holder of record and no shares of Class B Preferred Stock outstanding.

During October 2002 through March 2003, the Company issued 15,130,468 shares of its common stock consultants in exchange for $118,805 of services rendered.

During October 2002 through March 2003, the Company issued 1,000,000 shares of its common stock in exchange for four Advisory Board Members for $10,000 of services rendered.

During October 2002 through March 2003, the Company issued 750,000 shares of its common stock to two employees for $7,500 in bonuses.

In October 2002 through March 2003, the Company issued 32,255,564 of its common shares to an investor group in exchange for $89,730 in convertible debt and $8,692 in interest (considered services). In conjunction with these transactions, $77,775 of the Company's beneficial conversion option was also transferred to common stock.

In October through March 2003, the Company issued 88,500,000 shares of its common stock to investors for $140,000 in cash.

In October through March 2003, the Company issued 12,004,280 shares of its common stock for a reduction in debt of $225,211.

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2003

NOTE 11.  INCOME TAXES

Deferred income taxes consisted of the following at March 31, 2003:

      Deferred tax asset, benefit
      of net operating loss
      carryforward                                $ 7,600,000
      Valuation allowance                          (7,600,000)
                                                  -----------
        Net deferred taxes                        $       -
                                                  ===========

The valuation allowance offsets the net deferred tax asset, since it is more likely than not that it would not be recovered. During the six months ended March 31, 2003, the deferred tax asset and valuation allowance were both increased by $600,000.

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

NOTE 12.        COMMITMENTS AND CONTINGENCIES

Employment agreements

The Company has entered into four employment agreements with key individuals, the terms of the agreements are as follows:

1) The CEO (and again President) of the Company entered into an agreement dated October 2, 1995 (which was subsequently amended September 1, 1997, September 1, 1999, and March 27, 2000) for a period of five years (to April 1, 2005), and he is entitled to receive a base salary of $160,000 per year. The employee shall further receive a bonus, paid at year-end, equal to 50% of the employee's salary, for continued employment. The staying bonus will be compensated for with the Company's restricted common stock. He is also granted an option to purchase up to 2,000,000 shares of the Company's

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2003

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

3) The Secretary and Treasurer of the Company entered into an Agreement dated October 2, 1995 (which was subsequently amended September 1, 1997, September 1, 1999, and March 27, 2000), for a period of five years (extended through April 1, 2005), and she is entitled to receive a base salary of $80,000 per year. The employee shall further receive a bonus, paid at year-end, equal to 50% of the employee's

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2003

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

4) The Chief Technical Officer of the Company entered into an agreement dated August 1, 1998 for an initial term of three years (extended through August 1, 2003), and he is entitled to receive a base salary of $150,000 per year, with a minimum of $90,000 to be paid annually in cash and the balance paid (at the option of the Company) in cash or restricted common stock under rule 144. The employee shall receive a hire-on bonus of $75,000 worth of the Company's restricted common stock under rule 144, at
one-half  market price.   The employee  shall further  receive performance
bonuses (paid in restricted common stock, as above) upon successful completion of specific milestones pertaining to the implementation and deployment of certain software (up to $862,500). If substantially all performance milestones are met, he is also granted an option to purchase up to 500,000 shares of the Company's restricted common stock at a price equal to 60% of the average market value at the date of purchase. As of March 31, 2003, none of the aforementioned milestones had been successfully completed.

Litigation

There has been one recent legal proceeding in which the Company has been a party:

In February 2002, the Company borrowed $340,000 from the Mercator Momentum Fund in order to make an initial $100,000 payment to Laurus Master Fund, Ltd. and to fund continuing development of the Company's H-Net(TM) system. This loan from the Mercator Momentum Fund was a short-term loan due May 15, 2002 and accrues interest at an annual rate of 18%. The loan was secured by shares of the Company's common stock. As of June 13, 2002, the

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2003

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

NOTE 13.        STOCK OPTIONS AND WARRANTS

During the fiscal year ended September 30, 1999, the Company issued to a note holder options to purchase 500,000 shares of the Company's Class B preferred stock at an exercise price of $5.00 per share. As consideration, the Company reduced its debt to the note holder by $50,000 and received an extension of time to pay-off its promissory note. The Company also issued to its CEO options to purchase another 500,000 shares of the Company's Class B preferred stock at an exercise price of $5.00 per share in exchange for a reduction in debt of $50,000. Total consideration

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2003

NOTE 13.        STOCK OPTIONS AND WARRANTS (continued)

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

In January 2001, a consultant exercised 400,000 out of 500,000 common stock options that had been granted in September 2000, at an exercise price of $0.085 per share. The $34,000 proceeds were applied to an outstanding note due the consultant. Additionally, $52,000 of additional paid-in capital (recorded as stock options exercisable) was reclassified to common stock. This was because an aggregate fair value amount of $65,000 had been recognized in the financial statements when these options were granted in September 2000 at an exercise price set at 15% below market. The fair value was determined utilizing the Black-Scholes call option

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2003

NOTE 13.        STOCK OPTIONS AND WARRANTS (continued)
pricing model,  assuming a  6% risk  free rate  of return  and a volatility
factor  of 50%.   The remaining  100,000 common  stock options  expired in
September 2001.

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

In November 2002, 1,000,000 three-year common stock  warrants were issued to an accredited  investor group in connection with  a $200,000
12% convertible debenture  financing arrangement (see  Note 8 above).   The
allocated cost of these warrants amounted to $968, so that the total stock options and warrants exercisable at March 31, 2003 was now $1,444,663.

In March 2003, 750,000 three-year common stock  warrants
were issued to an accredited  investor group in connection with  a $150,000
12% convertible debenture  financing arrangement (see  Note 8 above).   The
allocated cost of these warrants amounted to $709, so that the total stock options and warrants exercisable at March 31, 2003 was now $1,445,372.

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2003

NOTE 13.        STOCK OPTIONS AND WARRANTS (continued)

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

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2003

NOTE 13.        STOCK OPTIONS AND WARRANTS (continued)

The common stock option activity during the six months ended March
31, 2003 and the fiscal years ended September 30, 2002 and September 30, 2001 was as follows:

                                           Common Stock      Weighted
                                             Options         Average
                                                and          Exercise
                                             Warrants         Price
                                            ----------       --------
     Balance outstanding, October 1, 2000     3,207,154        $.69

      Granted                                 3,000,000         .15
      Exercised                                (400,000)        .09
      Expired                                  (200,000)        .23
                                             ----------
     Balance outstanding, September 30, 2001  5,607,154         .42

      Granted                                 3,750,000         .05
      Exercised                                (550,000)        .13
                                             ----------
     Balance outstanding, September 30, 2002  8,807,154        $.28

      Granted                                 1,750,000         .005
      Exercised                                       0         .00
                                             ----------
     Balance outstanding, March 31, 2003     10,557,154        $.25
                                             ==========        ====

The following table summarizes information about common stock options at March 31, 2003:

                          Outstanding                  Exercisable
                           Weighted    Weighted               Weighted
   Range of      Common    Average      Average      Common    Average
   Exercise       Stock      Life      Exercise       Stock   Exercise
    Prices      Options    (Months)      Price       Options    Price
-------------   ---------   -------     -------      --------- -------
$2.00 - $2.00     563,500        17     $  2.00        563,500 $  2.00
$ .38 - $ .38     100,000        21     $   .38        100,000 $   .38
$ .19 - $ .19   1,000,000        24     $   .19      1,000,000 $   .19
$ .05 - $ .05   3,750,000        25     $   .05      3,750,000 $   .05
$ .13 - $ .13   1,450,000        29     $   .13      1,450,000 $   .13
$ .39 - $ .39   1,443,654        32     $   .39      1,443,654 $   .39
$ .38 - $ .38     500,000        32     $   .38        500,000 $   .38
$ .005-.$.005   1,000,000        32     $   .005     1,000,000 $   .005
$ .005-.$.005     750,000        35     $   .005       750,000 $   .005


$ .05 - $2.00   10,557,154       27     $   .25     10,557,154 $   .25
=============   =========        ==     =======      ========= =======

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2003

NOTE 13.        STOCK OPTIONS AND WARRANTS (continued)

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. We intend that those forward-looking statements be subject to the safe harbors created by those sections. These forward-looking statements generally include the plans and objectives of management for future operations, including plans and objectives relating to our future economic performance, and can generally be identified by the use of the words "believe," "intend," "plan," "expect," "forecast," "project," "may," "should," "could," "seek," "pro forma," "estimates," "continues," "anticipate" and similar words. The forward-looking statements and associated risks may include, relate to, or be qualified by other important factors, including, without limitation:

o       the projected growth in the automated meter reading markets;

o our business strategy for establishing and expanding our presence in these markets;

o       our ability to successfully implement our future business plans;

o       our ability to hire and retain qualified personnel;

o anticipated trends in our financial condition and results of operations;

o       our ability to distinguish ourselves from our competitors; and

o uncertainties relating to economic conditions in the markets in which we currently operate and in which we intend to operate in the future.

These forward-looking statements necessarily depend upon assumptions and estimates that may prove to be incorrect. Although we believe that the assumptions and estimates reflected in the forward-looking statements are reasonable, we cannot guarantee that we will achieve our plans, intentions or expectations. The forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results to differ in significant ways from any future results expressed or implied by the forward-looking statements. We do not undertake to update, revise or correct any forward-looking statements.

Any of the factors described above or in the "Risk Factors" section of our most recent Registration Statement on Amendment No. 1 to Form SB-2 (333-102781) and in our most recent annual report on Form 10-KSB could cause our financial results, including our net income (loss) or growth in net income
(loss) to differ materially from prior results, which in turn could, among other things, cause the price of our common stock to fluctuate substantially.

Overview

Since 1995, we have been engaged in the development of a low-cost automatic meter reading, or AMR, solution. We have developed a low-cost AMR solution that includes a proprietary system employing specialized hardware and software that will allow for residential and commercial applications. Our proprietary system is called H-Net(TM), which is a trademark of ConectiSys.

We are currently in a cost-reduction phase of the development of our H-Net(TM) system and have completed the development for commercial production of our H-Net(TM) 4.0 wireless meter reading product. We have not yet sold any H-Net(TM) systems and we do not expect any significant sales of our H-Net(TM) systems until mid to late 2003. Accordingly, we have not earned any significant revenues from the sale of H-Net(TM) systems. We have no history of revenues and have incurred significant losses since the beginning of the development of our H-Net(TM) system. We have a significant accumulated deficit and negative working capital. As a result of our financial condition, our independent auditors have issued an opinion questioning our ability to continue as a going concern.

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

Results of Operations

Comparison of Results of Operations for the Three Months Ended March 31, 2003 and 2002

We did not generate any revenues for the three months ended March 31, 2003 and March 31, 2002. General and administrative expenses increased by $109,836 or 38% to $398,884 for the three months ended March 31, 2003 as compared to $289,048 for the same period in 2002. This increase was primarily due to an increase in our H-Net(TM) system's development costs.

Interest expense increased by $235,889 or 787% to $265,848 during the three months ended March 31, 2003 as compared to $29,959 for the same period in 2002. This increase in interest expense was due to increased borrowings between the periods reported.

Net loss for the three months ended March 31, 2003 increased by $380,739 or 119% to $699,746 as compared to a net loss of $319,007 for the same period in 2002. This increase primarily was due to the increase in general and administrative expenses and increase in interest expense as described above.

Comparison of Results of Operations for the Six Months Ended March 31, 2003 and 2002

We did not generate any revenues for the six months ended March 31, 2003 and March 31, 2002. General and administrative expenses decreased by $131,008 or 13% to $887,116 for the six months ended March 31, 2003 as compared to $1,018,124 for the same period in 2002. This decrease was primarily due to a decrease in our H-Net(TM) system's development costs.

Interest expense increased by $470,825 or 832% to $527,438 during the six months ended March 31, 2003 as compared to $56,613 for the same period in 2002. This increase in interest expense was due to increased borrowings between the periods reported.

Net loss for the six months ended March 31, 2003 increased by $374,831 or 35% to $1,449,568 as compared to a net loss of $1,074,737 for the same period in 2002. This increase primarily was due to the increase in interest expense, which was partially offset by the decrease in general and administrative expenses as described above.

Liquidity and Capital Resources

During the six months ended March 31, 2003 we financed our operations solely through private placements of securities. Because we have only recently completed the development of our H-Net(TM) system for commercial production and are in a cost-reduction phase of development, we have never generated any revenue from operations. Our consolidated financial statements as of and for the years ended September 30, 2002 and 2001 have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

As of March 31, 2003, we had negative working capital of approximately $2,659,000 and an accumulated deficit of approximately $24,368,000. As of that date, we had approximately $67,000 in cash and cash equivalents. We had accounts payable and accrued compensation expenses of approximately $1,357,000. We had other current liabilities, including amounts due to officers, accrued interest, notes and convertible debts of approximately $1,386,000, including those issued prior to the beginning of fiscal year 2002. To the extent convertible debentures or promissory notes that we have issued are converted into shares of common stock, we will not be obligated to repay the converted amounts.

Cash used in our operating activities totaled approximately $536,000 for the six months ended March 31, 2003 as compared to approximately $594,000 for the six months ended March 31, 2002. No cash was provided by our investing activities for the six months ended March 31, 2003 and March 31, 2002.

Cash provided by our financing activities totaled approximately $548,000 for the six months ended March 31, 2003 as compared to approximately $591,000 for the six months ended March 31, 2002. We raised all of the cash provided by financing activities during the six months ended March 31, 2003 from the issuance of convertible debentures, promissory notes and/or stock subscriptions.

In April 2001, we issued an 8% Convertible Note to Laurus Master Fund, Ltd., or Laurus, in the principal amount of $300,000. We have been unable to repay the amounts owed under this note and we have failed to satisfy our obligation to register for resale the shares of common stock underlying this note. On February 15, 2002, and as amended on April 2, 2002, we agreed to terms with Laurus regarding our obligations under this note. Under the terms of this agreement, we paid to Laurus $100,000 in cash on February 19, 2002 and $50,000 in cash on April 5, 2002. However, we have not met all the terms of the February 15, 2002 agreement, as well as, the original terms under the April 2001 Convertible Note. We are currently working with Laurus to pay down the remaining balance of the original April 2001 Convertible Note. As of September 30, 2002, approximately $129,000 of principal and accrued and unpaid interest under the original note remained outstanding. As of May 20, 2003, approximately $62,500 of principal and accrued and unpaid interest under this note remained outstanding.

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

We believe that Mercator Momentum Fund's claims are without merit because, among other factors, we have affirmative defenses to those claims, including usury and the satisfaction of amounts owed under loan from Mercator Momentum Fund as a result of the enforcement by Mercator Momentum Fund of its security interest in shares of our common stock. We intend to vigorously defend against these claims and to pursue appropriate counterclaims against Mercator Momentum Fund. This case is currently in the pre-trial and discovery phases.

Due to the size of the amount owed to Mercator Momentum Fund and our poor financial condition, an adverse decision in the litigation against us could have a materially negative impact on our financial condition and business prospects, including the deployment of our H-Net(TM) system.

In March 2002, we issued $300,000 of our secured convertible debentures to four accredited investors in the first stage of a three-stage offering. The secured convertible debentures are due March 29, 2003 and provide for interest at the rate of 12% per annum. The secured convertible debentures were accompanied by warrants to purchase up to an aggregate of 1,500,000 shares of common stock. The net proceeds of that offering, after payment of related expenses, were approximately $225,000. As of May 20, 2003, an aggregate of $113,590 of principal plus related accrued and unpaid interest relating to the debentures issued in March 2002 remained outstanding.

In May 2002, we issued $150,000 of our secured convertible debentures to four accredited investors in the second stage of a three-stage offering. The secured convertible debentures are due May 10, 2003 and provide for interest at the rate of 12% per annum. The secured convertible debentures were accompanied by warrants to purchase up to an aggregate of 750,000 shares of common stock. The net proceeds of that offering, after payment of related expenses, were approximately $140,000. As of May 20, 2003, an aggregate of $150,000 of principal plus related accrued and unpaid interest relating to the debentures issued in March 2002 remained outstanding.

In June 2002, we issued $300,000 of our secured convertible debentures to four accredited investors in the third stage of a three-stage offering. The secured convertible debentures are due June 17, 2003 and provide for interest at the rate of 12% per annum. The secured convertible debentures were accompanied by warrants to purchase up to an aggregate of 1,500,000 shares of common stock. The net proceeds of that offering, after payment of related expenses, were approximately $237,500. As of May 20, 2003, an aggregate of $300,000 of principal plus related accrued and unpaid interest relating to the debentures issued in June 2002 remained outstanding.

In November 2002, we issued $200,000 of our secured convertible debentures to three accredited investors in the first stage of a three-stage offering. The secured convertible debentures are due November 29, 2003 and provide for interest at the rate of 12% per annum. The secured convertible debentures were accompanied by warrants to purchase up to an aggregate of 1,000,000 shares of common stock. The net proceeds of that offering, after payment of related expenses, were approximately $225,000. The investors are obligated to purchase an additional $150,000 of our secured convertible debentures and warrants to purchase up to 750,000 shares of common stock within 5 days after the effective date of the registration statement of which this prospectus is a part. As of May 20, 2003, an aggregate of $192,500 of principal plus related accrued and unpaid interest relating to the debentures issued in November 2002 remained outstanding.

In March 2003, we issued $150,000 of our secured convertible debentures to three accredited investors in the second stage of a three-stage offering. The secured convertible debentures are due March 3, 2003 and provide for interest at the rate of 12% per annum. The secured convertible debentures were accompanied by warrants to purchase up to an aggregate of 750,000 shares of common stock. The net proceeds of that offering, after payment of related expenses, were approximately $125,000. As of May 20, 2003, the full amount of the debentures issued in February 2003 remained outstanding.

In May 2003, we issued $150,000 of our secured convertible debentures to three accredited investors in the third stage of a three-stage offering. The secured convertible debentures are due May 12, 2003 and provide for interest at the rate of 12% per annum. The secured convertible debentures were accompanied by warrants to purchase up to an aggregate of 750,000 shares of common stock. The net proceeds of that offering, after payment of related expenses, were approximately $125,000. As of May 20, 2003, the full amount of the debentures issued in May 2003 remained outstanding.

As of May 20, 2003, we were in default under our obligations to register for resale shares of our common stock underlying certain of our outstanding convertible debentures. In addition, as of that date, we also were in default under our obligations to make quarterly interest payments under all of our outstanding convertible debentures. Also, as of that date, we were in default under our obligations to repay an aggregate of $113,590 of principal plus related accrued and unpaid interest on our convertible debentures due March 29, 2003. As of that date we were also in default under our obligations to repay an aggregate of $150,000 of principal plus related accrued and unpaid interest on our convertible debentures due May 10, 2003. We anticipate that these convertible debentures ultimately will be converted into shares of our common stock and that we therefore will not be obligated to repay the outstanding principal and accrued and unpaid interest amounts on those debentures.

As of April 16, 2003 we had an additional note due September 1, 2003 payable in the approximate amount of $195,000. This note bears interest at an annual rate of 18%.

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

We have recently completed development of our H-Net(TM) system for commercial production and are now in a cost-reduction phase of development with the goal of deployment of our H-Net(TM) system in mid to late 2003. We believe that if we are successful in deploying our H-Net(TM) system, we will begin to generate revenues from our business activities.

Effect of Inflation

Inflation did not have any significant effect on the operations of the Company during the quarter ended March 31, 2003. Further, inflation is not expected to have any significant effect on future operations of the Company.

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

Since the fair value is estimated at March 31, 2003, the amounts that will actually be realized or paid at settlement of the instruments could be significantly different. The carrying amount of cash and cash equivalents is assumed to be the fair value because of the liquidity of these instruments. Accounts payable, accrued compensation, due to officer, other current liabilities, and notes payable approximate fair value because of the short maturity of these instruments. Long-term debt is recorded at face value because the principal amount is convertible into common stock.

ITEM 3.  CONTROLS AND PROCEDURES.

Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of May 27, 2003, or the Evaluation Date, that the design and operation of our "disclosure controls and procedures" (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated, recorded, processed, summarized and reported to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding whether or not disclosure is required.

There were no significant changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to the Evaluation Date, nor were there any significant deficiencies or material weaknesses in our internal controls. As a result, no corrective actions were required or undertaken.

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

We believe that Mercator Momentum Fund's claims are without merit because, among other factors, we have affirmative defenses to those claims, including usury and the satisfaction of amounts owed under loan from Mercator Momentum Fund as a result of the enforcement by Mercator Momentum Fund of its security interest in shares of our common stock. We intend to vigorously defend against these claims and to pursue appropriate counterclaims against Mercator Momentum Fund. The case is currently in the pre-trial and discovery phases.

Due to the size of the amount owed to Mercator Momentum Fund and our poor financial condition, an adverse decision in the litigation against us could have a materially negative impact on our financial condition and business prospects, including the deployment of our H-Net(TM) system.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

On January 6, 2003, we extended to December 31, 2004, the expiration date of an option granted to one of our officers and directors on November 22, 1999 that initially expired December 31, 2002, to purchase up to 2,000,000 shares of common stock at an exercise price of $.50 per share, which was the closing price of a share of our common stock on the date of grant. This option vests upon the achievement of certain specified performance criteria.

On January 6, 2003, we extended to December 31, 2004, the expiration date of an option granted to one of our officers and directors on November 22, 1999 that initially expired December 31, 2002, to purchase up to 500,000 shares of common stock at an exercise price of $.15 per share, which was 50% of the closing price of a share of our common stock on the date of grant. This option vested immediately.

On January 6, 2003, we extended to December 31, 2004, the expiration date of an option granted to one of our directors on September 1, 1999 that initially expired December 31, 2002, to purchase up to 100,000 shares of common stock at an exercise price of $.38 per share, which was 50% of the closing price of a share of our common stock on the date of grant. This option vested immediately.

In January 2003, we issued 2,361,814 shares of common stock to a director and officer to reimburse him for 2,361,814 shares pledged by him as security for a loan made by Mercator Momentum Fund to us in February 2002 in the original principal amount of $340,000, which pledged shares were transferred by Mercator into its name in connection with a default on that loan.

In January 2003, we issued 47,521 shares of common stock to a director and officer to reimburse him for 47,521 shares pledged by him as security for a loan made by Laurus Master Fund to us in April 2001 in the original principal amount of $300,000, which pledged shares were transferred by Laurus into its name in connection with a default on that loan.

In January 2003, we issued an aggregate of 6,981,501 shares of common stock to four accredited investors upon conversion of an aggregate of $32,752 in principal and related interest on our convertible debentures.

In January 2003, we issued 3,305,468 shares of common stock valued at $20,554 to a consultant for services rendered.

In January 2003, we issued 4,000,000 shares of common stock in a private offering to one accredited investor in exchange for $20,000 in cash.

In January 2003, we issued 2,500,000 shares of common stock to a creditor in exchange for the cancellation of $20,000 of debt.

In January 2003, we issued 2,500,000 shares of common stock valued at $12,500 to a consultant for services rendered.

In January 2003, we issued 2,500,000 shares of common stock in exchange for the cancellation of $12,500 in debt.

In February 2003, we issued an aggregate of 12,958,103 shares of common stock to four accredited investors upon conversion of an aggregate of $29,910 in principal and related interest on our convertible debentures.

In February 2003, we issued 2,000,000 shares of common stock valued at $10,000 to a consultant for services rendered.

In February 2003, we issued 20,000,000 shares of common stock in a private offering to one accredited investor in exchange for $30,000 in cash.

In March 2003, we issued an aggregate of 6,960,565 shares of common stock to four accredited investors upon conversion of an aggregate of $9,970 in principal and related interest on our convertible debentures.

In March 2003, we issued 60,000,000 shares of common stock in a private offering to four accredited investors in exchange for $60,000 in cash.

In March 2003, we issued 4,000,000 shares of common stock valued at $20,000 to a consultant for services rendered.

In March 2003, we issued 50,000,000 shares of common stock in a private offering to one accredited investor in exchange for $50,000 in cash.

On March 3, 2003, we issued $150,000 of 12% convertible debentures in a private offering to three accredited investors. The investors, if certain conversion limitations are disregarded, are beneficial owners of 5% or more of our outstanding shares of common stock. The debentures initially were convertible into shares of common stock at the lesser of $.01 per share and 50% of the average of the lowest three intraday trading prices of a share of common stock during the 20 trading days immediately preceding conversion. The debentures were accompanied by warrants to purchase up to an aggregate of 750,000 shares of common stock at a per share exercise price equal to the lesser of $.005 and the average of the lowest three intraday trading prices during the 20 trading days immediately preceding an exercise.

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

We believe that Mercator Momentum Fund's claims are without merit because, among other factors, we have affirmative defenses to those claims, including usury and the satisfaction of amounts owed under loan from Mercator Momentum Fund as a result of the enforcement by Mercator Momentum Fund of its security interest in shares of our common stock. We intend to vigorously defend against these claims and to pursue appropriate counterclaims against Mercator Momentum Fund. The case is currently in the pre-trial and discovery phases.

Due to the size of the amount owed to Mercator Momentum Fund and our poor financial condition, an adverse decision in the litigation against us could have a materially negative impact on our financial condition and business prospects, including the deployment of our H-Net(TM) system.

As of March 31, 2003, we were in default under our obligations to register for resale shares of our common stock underlying certain of our outstanding convertible debentures. In addition, as of that date, we also were in default under our obligations to make quarterly interest payments under all of our outstanding convertible debentures. Also, as of that date, we were in default under our obligations to repay an aggregate of $117,140 of principal plus related accrued and unpaid interest on our convertible debentures due March 29, 2003. We anticipate that these convertible debentures ultimately will be converted into shares of our common stock and that we therefore will not be obligated to repay the outstanding principal and accrued and unpaid interest amounts on those debentures.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        (a)     Exhibits

        Exhibit No.     Description
        -----------     -----------
        10.1            Form of Secured Convertible Debenture due March 3,
                        2004 (1)

        10.2 Form of Common Stock Purchase Warrant dated as of March 3, 2003 (1)

        99.1 Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
                _____________
                (1) Filed as an exhibit to the Registrant's Form SB-2/A No. 1 filed with the Securities and Exchange Commission on May 2, 2003 (Registration No. 333- 102781) and incorporated herein by reference.

        (b)     Reports on Form 8-K
                -------------------
                None.

                                     SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          CONECTISYS CORPORATION


      Dated: May 29, 2003                 By:  /S/ ROBERT A. SPIGNO
                                          ---------------------------------
                                          Robert A. Spigno Chairman of the
                                          Board and Chief Executive Officer
                                          (principal executive officer)


     Dated: May 29, 2003                  By:  /S/ PATRICIA A. SPIGNO
                                          ---------------------------------
                                          Patricia A. Spigno Chief
                                          Financial Officer (principal
                                          financial and accounting officer)

                                   CERTIFICATIONS OF
                PRINCIPAL EXECUTIVE OFFICER AND PRINCIPAL FINANCIAL OFFICER

I, Robert A. Spigno, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of ConectiSys Corporation ("quarterly report").

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

(c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

(a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: May 29, 2003                              /S/     ROBERT A. SPIGNO
                                                ------------------------
                                                Robert A. Spigno Chief
                                                Executive Officer
                                                (principal executive
                                                officer)

I, Patricia A. Spigno, certify that:

1. I have reviewed this quarterly report on Form 10-KSB of ConectiSys Corporation ("quarterly report").

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.


3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

(c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

(a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 29, 2003                          /S/     PATRICIA A. SPIGNO
                                            --------------------------
                                            Patricia A. Spigno Chief
                                            Financial Officer (principal
                                            financial officer)

                                EXHIBITS

Exhibit No.     Description
-----------     -----------
99.1            Certifications of Chief Executive Officer and Chief
                Financial Officer Pursuant to 18 U.S.C. Section 1350, as
                Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act
                Of 2002