Form 10QSB
period 2003-06-30
CONECTISYS CORP
filed 2003-08-21
CIK 790273

<pre>
================================================================================

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)
 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
              For the quarterly period ended JUNE 30, 2003 or

 [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from __________ to __________

                         Commission File Number 33-3560D
                            ------------------------
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

                                   (661) 295-6763
                  Issuer's telephone number (including Area Code)
                         ----------------------------------
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.  Yes [   ] No [X]

The number of shares outstanding of the registrant's only class of Common Stock, no par value per share, was 466,025,258 on August 18, 2003.

==============================================================================

                                      PART I
                                FINANCIAL INFORMATION
                                                                         Page
Item 1.  Financial Statements

Condensed Consolidated Balance Sheets as of June 30, 2003 (unaudited).....F-1

Condensed Consolidated Statement of Operations for the Three
     and six Months Ended June 30, 2003 and 2002 and the
     Cumulative Period From December 31, 1990 (Inception)
     Through June 30, 2003 (unaudited)....................................F-3

Condensed Consolidated Statements of Changes in Shareholders'
     Equity (Deficit) for the Cumulative Period From
     December 31, 1990 (Inception) Through June 30, 2003..................F-4

Condensed Consolidated Statement of Cash Flows for the Six
     Months Ended June 30, 2003 and 2002 and the Cumulative
     Period From December 31, 1990 (Inception) Through
     June 30, 2003 (unaudited)............................................F-10

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

Item 1.  Legal Proceedings....................................................8

Item 2.  Changes in Securities and Use of Proceeds............................9

Item 3.  Defaults Upon Senior Securities......................................10

Item 4.  Submission of Matters to a Vote of Security Holders..................11

Item 5.  Other Information....................................................12

Item 6.  Exhibits and Reports on Form 8-K.....................................12

Signatures....................................................................13

Exhibits Filed with this Report on Form 10-QSB................................14


ITEM 1. FINANCIAL STATEMENTS

CONECTISYS CORPORATION AND SUBSUDIARIES (A Development Stage Company)
                CONDENSED CONSOLIDATED BALANCE SHEETS
                       June 30, 2003


                                                                    Jun. 30          Jun. 30          Sep. 30
                                                                       2003             2002             2002
                                                                   Unaudited        Unaudited         Audited
                                                                   ---------        ---------         --------
Assets
Current assets
  Cash and cash equivalents                                          56,901          250,075           55,101
  Debt issuance cost - current, net of accumulated
    amortization of $252,095, $0 and $131,172                         8,180          639,863           89,103
Total current assets                                                 65,081          889,938          144,204

Property and equipment, net of accumulated
  depreciation of $291,070, $279,681 and $280,373                     40,642           52,031           51,339

License and technology, net of accumulated
  amortization of $421,478, $421,478 and $421,478                         0                0                0



Total assets                                                        105,723          941,969          195,543


CONECTISYS CORPORATION AND SUBSUDIARIES ( A Development Stage Company)
             CONDENSED CONSOLIDATED BALANCE SHEETS
                       June 30, 2003


                                                                    Jun. 30          Jun. 30          Sep. 30
                                                                       2003             2002             2002
                                                                  Unaudited        Unaudited         Audited
                                                                  ---------        ---------         --------

Liabilities and shareholders' equity
Current liabilities
  Accounts payable                                                  256,039           57,633          188,898
  Accrued compensation                                            1,211,629          854,327          927,850
  Due to officers                                                    12,211          132,981          130,484
  Accrued interest payable                                          214,274                0          206,476
  Other current liabilities                                          62,803          198,314           11,928
  Notes payable and current potion of
    long-term debt                                                1,252,409        1,251,842          755,149

Total current liabilities                                         3,009,365         2,495,097        2,220,785

Long-term debt, net of current                                            0                0           89,730

Total liabilities                                                 3,009,365        2,495,097        2,310,515

Shareholders' equity (deficit)
Preferred stock - Class A 1,000,000 shares authorized
    $1.00 par value, 200,020 issued and outstanding                 200,020          200,020          200,020
Convertible preferred stock - Class B 1,000,000 shares authorized
    no par value, no shares issued and outstanding                        0                0                0
Common stock - 250,000,000 shares authorized,
  no par value, 373,656,710, 45,478,936 and 64,311,823
  respectively shares issued and outstanding                     19,446,408       18,337,422       18,435,238
Additional paid-in capital:
  Convertible preferred stock - Class B
    no par value, 1,000,000 options exercisable                     100,000          100,000          100,000
  Common stock
    exercisable options and warrants
        11,307,154, 8,807,154 and 3,207,154 respectively          1,346,081        1,346,570        1,343,695
  Beneficial conversion option                                    1,115,023          770,367          724,238

Accumulated deficit during development stage                    (25,111,174)     (22,307,507)     (22,918,163)

Total shareholders' deficit                                      (2,903,642)      (1,553,128)      (2,114,972)

Total liabilities and shareholders' deficit                         105,723          941,969          195,543

CONECTISYS CORPORATION AND SUBSUDIARIES ( A Development Stage Company)
        CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
     For the Three and Nine Months Ended June 30, 2003 and 2002
                 And the Cumulative Period
 From December 31, 1990 (Inception) Through June 30, 2003


                                                                                                                       Dec. 1, 1990
                                                                                                                        (Inception)
                                                    3 Months Ended   3 Months Ended   9 Months Ended   9 Months Ended      Through
                                                           Jun. 30          Jun. 30          Jun. 30          Jun. 30      Jun. 30
                                                              2003             2002             2003             2002         2003
                                                         Unaudited        Unaudited        Unaudited        Unaudited    Unaudited
                                                    --------------   --------------   --------------   --------------  -----------
Revenues                                                         0                0                0                0      517,460

Cost of goods sold                                          41,761                0           76,775                0      718,163

Gross profit                                               (41,761)               0          (76,775)               0     (200,703)

General and administrative                                 408,452          666,236        1,295,568        1,505,691   20,745,220

Loss from operations                                      (450,213)        (666,236)      (1,372,343)      (1,505,691) (20,345,923)

Non-operating income (expense)                                   0                0                0                0   (1,097,366)

Interest expense                                          (293,230)         (11,099)        (820,668)        (230,385)  (2,590,143)

Net loss                                                  (743,443)        (677,335)      (2,193,011)      (1,736,076) (24,033,432)

Weighted average shares outstanding                    291,442,286       37,165,770      172,676,136       35,727,303

Net loss per share                                         (0.0026)         (0.0182)         (0.0127)         (0.0486)


CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
For the Cumulative Period December 1, 1990 (Inception) Through June 30, 2003


                      Preferred Stock               Common Stock               Additional     Stock                      Total
                      Class A and B                 No Par Value                 Paid in   Subscription  Accumulated Shareholders'
                        Shares             Value       Shares       Value       Capital    Receivable     Deficit   Equity(Deficit)
                     ---------------       -----   ------------     -----     ----------  ------------  -----------  --------------
Balance, Dec. 1, 1990
(re-entry
development stage)             0              0       10,609    1,042,140                               (1,042,140)           0

Shares issued in exchange for:
Cash, Aug. 1993                0              0        1,000        1,000                                        0        1,000
Capital contribution,
 Aug. 1993                     0              0        2,000          515                                        0          515
Ser        vices, Mar. 1993    0              0        2,000          500                                        0          500
Services, Mar. 1993            0              0        1,200          600                                        0          600
Net loss for the year          0              0            0            0                                   (5,459)      (5,459)

Balance, Nov. 30, 1993         0              0       16,809    1,044,755                               (1,047,599)      (2,844)

Shares issued in exchange for:
Services, May 1994             0              0        2,400        3,000                                        0        3,000
Cash, Sep. 1994                0              0       17,771       23,655                                        0       23,655
Services, Sep. 1994            0              0        8,700       11,614                                        0       11,614
Cash, Sep. 1994                0              0        3,000       15,000                                        0       15,000
Cash, Oct. 1994           16,345 A       16,345            0            0                                        0       16,345
Cash, Sep. and Oct. 1994       0          1,320       33,000                                        0       33,000
Net loss for the year          0              0            0            0                                  (32,544)     (32,544)

Balance, Nov. 30, 1994    16,345         16,345       50,000    1,131,024                                (1,080,143)      67,226


Shares issued in exchange for:
Cash, Feb. 1995                0              0        1,160      232,000                                        0      232,000
Debt repayment, Feb. 1995      0              0        2,040      408,000                                        0      408,000
Debt repayment, Feb. 1995      0              0        4,778      477,810                                        0      477,810
Acquisition of assets, CIPI
 Feb. 1995                     0              0       28,750    1,950,000                                        0    1,950,000
Acquisition of assets,
 Apr. 1995                     0              0       15,000            0                                        0            0
Cash and services, Apr.
 and May 1995                  0              0       16,000      800,000                                        0      800,000
Cash, Jun. 1995                0              0          500       30,000                                        0       30,000
Acquisition of assets and
 services, Sep. 1995           0              0        4,000      200,000                                        0      200,000
Cash, Sep. 1995                0              0           41        3,000                                        0        3,000
Acquisition of assets,
 Sep. 1995                     0              0       35,000    1,750,000                                        0    1,750,000
Return of assets, CIPI
 Sep. 1995                     0              0      (27,700)  (1,950,000)                                       0   (1,950,000)
Net loss for the year          0              0            0            0                               (2,293,867)  (2,293,867)

Balance, Nov. 30, 1995    16,345         16,345      129,569    5,031,834                               (3,374,010)   1,674,169


CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
For the Cumulative Period December 1, 1990 (Inception) Through June 30, 2003


                         Preferred Stock             Common Stock               Additional     Stock                      Total
                         Class A and B               No Par Value                 Paid in   Subscription  Accumulated Shareholders'
                          Shares          Value       Shares        Value       Capital    Receivable     Deficit   Equity (Deficit)
                       ---------------    -----   ------------     -----     ----------  ------------  -----------  ----------------
Shares issued in exchange for:
Cash, Feb. 1996                     0              0        1,389      152,779                                      0      152,779
Debt repayment, Feb. 1996           0              0       10,000      612,000                                      0      612,000
Services, Feb. 1996                 0              0        3,160      205,892                                      0      205,892
Cash, Mar. 1996                     0              0          179       25,000                                      0       25,000
Shares returned and
 cnaceled Mar. 1996                 0              0      (15,000)           0                                      0            0
Services, Apr. 1996                 0              0           13        2,069                                      0        2,069
Services, Sep. 1996             4,155 A        4,155          586       36,317                                      0       40,472
Services, Oct. 1996                 0              0        6,540      327,000                                      0      327,000
Debt repayment, Nov. 1996           0              0        2,350       64,330                                      0       64,330
Net loss for the year               0              0            0            0                             (2,238,933)  (2,238,933)

Balance, Nov. 30, 1996         20,500         20,500      138,786    6,457,221                             (5,612,943)     864,778

Shares issued in exchange for:
Services, Mar. 1997                 0              0          228        6,879                                      0        6,879
Services, Apr. 1997                 0              0          800       13,120                                      0       13,120
Services, Jul. 1997                 0              0        1,500       16,200                                      0       16,200
Cash, Jul. 1997                     0              0       15,000      300,000                                      0      300,000
Services, Aug. 1997                 0              0        5,958       56,000                                      0       56,000
Adjustment for partial
 shares due to reverse
 stock split (1:20)                 0              0          113            0                                      0            0
Services, Oct. 1997                 0              0    1,469,666      587,865                                      0      587,865
Debt repayment, Oct 1997            0              0    1,540,267      620,507                                      0      620,507
Cash, Oct. 1997                     0              0    1,500,000      281,250                                      0      281,250
Services, Nov. 1997                 0              0        4,950       10,538                                      0       10,538
Net loss for the year               0              0            0            0                             (2,739,268)  (2,739,268)

Balance, Nov. 30, 1997         20,500         20,500    4,677,268    8,349,580                             (8,352,211)      17,869

Shares issued in exchange for:
Services, Dec. 1997
through Nov. 1998                   0              0    2,551,610    2,338,264                                      0    2,338,264
Debt repayment, Apr. 1998
through Sep. 1998                   0              0      250,000      129,960                                      0      129,960
Cash, Jan. 1998 through
 Jul. 1998                          0              0    4,833,334    1,139,218                                      0    1,139,218
Acquisition of assets,
 Jul. 1998                          0              0      300,000      421,478                                      0      421,478
Acquisition of 20% minority
 interest in subsidiary,
 Jul. 1998                          0              0       50,000       59,247                                      0       59,247
Services, Nov. 1998            60,000 A       60,000            0            0                                      0       60,000
Net loss for the year               0              0            0            0                             (4,928,682)  (4,928,682)

Balance, Nov. 30, 1998         80,500         80,500   12,662,212   12,437,747                            (13,280,893)    (762,646)


CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
For the Cumulative Period December 1, 1990 (Inception) Through June 30, 2003


                         Preferred Stock             Common Stock             Additional     Stock                      Total
                         Class A and B               No Par Value               Paid in   Subscription  Accumulated Shareholders'
                          Shares          Value       Shares        Value       Capital    Receivable     Deficit   Equity (Deficit)
                      ---------------     -----   ------------      -----     ----------  ------------  ----------- ----------------
Shares issued in exchange for:
Shares returned and canceled
 Dec. 1998                          0          0   (1,350,000)    (814,536)                                           (814,536)
Services, Dec. 1998
 through Sep. 1999                  0          0      560,029      349,454      150,000                                499,454
Cash, Dec. 1998
 through Sep. 1999                  0          0    1,155,800      129,537                                             129,537
Debt repayment, Sep. 1999      39,520 A   39,520      960,321      197,500      100,000                                337,020
Net loss for the year               0          0            0            0                             (1,323,831)  (1,323,831)

Balance, Sep. 30, 1999        120,020    120,020   13,988,362   12,299,702      250,000               (14,604,724)  (1,935,002)

Shares issued in exchange for:
Services, October 1999 through                        (17,500)     (12,000)                                            (12,000)
  September 2000, valued from
  $.025 to $0.80 per share          0          0    2,405,469      990,949                                             990,949
Retainers, debt and accrued
  liabilities, October 1999
  through September 2000 valued
  from $0.25 to $1.57 share         0          0    2,799,579    1,171,638                                           1,171,638
Cash, October 1999 through
 September 2000, with subscription
  prices ranging from $0.25 to
  $0.66 per share                   0          0    2,295,482      839,425                   (15,450)                  823,975
Issuance of $63,500 consultant
  stock options, March, 2000
  at an exercise price of $2.00
  per share                         0          0            0            0      214,130            0            0      214,130
Reduction of exercise prices
  on 2,600,000 officer and employee
  common stock options, March 2000
  to $0.38 and approx.$0.39
  per share                         0          0            0            0    1,113,610                              1,113,610
Exercise of 2,056,346 common and
  20,000 preferred officer stock
  options, May 2000, with
  common stock strike prices
  ranging from $0.15 to approx.
  $0.39 per share, in exchange for
  officer debt                 20,000     20,000    2,056,346      897,707     (407,735)                               509,972
Issuance of $500,000 consultant
  stock options, September 2000
  with floating exercise prices
  set at 15% below current          0          0            0            0       65,000                                 65,000
Net loss for the year               0          0            0            0            0            0   (3,812,140)  (3,812,140)

Balance, September 30, 2000   140,020    140,020   23,527,738   16,187,421    1,235,005      (15,450) (18,416,864)    (869,868)


CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
For the Cumulative Period December 1, 1990 (Inception) Through June 30, 2003


                         Preferred Stock             Common Stock               Additional     Stock                      Total
                         Class A and B               No Par Value                 Paid in   Subscription  Accumulated Shareholders'
                            Shares          Value       Shares        Value       Capital    Receivable   Deficit    Equity(Deficit)
                        ---------------     -----   ------------       -----     ----------  ------------ ---------- --------------
Shares issued in exchange for:
Services, October 2000 through
  September 2001 valued from
  $0.11 to $0.40 per share          0           0    3,471,007      572,790            0            0            0       73,790
Retainers, debt and accrued
  liabilities October 2000
  through September 2001, valued
  from $0.11 to $0.43 per           0           0    3,688,989      487,121            0            0            0      487,121
Cash, October 2000 through
  March 2001 with subscription
  prices ranging from $0.075 to
  $0.083 per share                  0           0    1,045,500       78,787            0            0            0       78,787
Collection of stock subscription
  receivable, October 2000
  on 61,800 shares                  0           0            0            0            0       15,450                    15,450
Exercise of 400,000 common
  stock options, January, 2001
  at a strike price of $0.085 per
  share, in exchange for            0           0      400,000       86,000      (52,000)                                34,000
Issuance of 1,000,000 common
  stock warrants, April 2001
  at an exercise price of $0.192
  per share, in conjunction with
  $300,000 principal value of
  8% convertible debt               0           0            0            0       77,228            0            0       77,228
Issuance of 2,000,000 consultant
  stock options, September 2001
  at a strike price of $0           0           0            0            0      115,000            0            0      115,000
Beneficial conversion options
  April 2001 through September
  2001, pertaining to $300,000
  principal value and accrued
  interest on 8% convertible        0           0            0            0      155,027            0            0      155,027
Net loss for the year               0           0            0            0            0            0   (2,154,567)  (2,154,567)

Balance, September 30, 2001   140,020     140,020   32,133,234   17,412,119    1,530,260            0  (20,571,431)  (1,489,032)


CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
For the Cumulative Period December 1, 1990 (Inception) Through June 30, 2003


                         Preferred Stock             Common Stock               Additional     Stock                      Total
                         Class A and B               No Par Value                 Paid in   Subscription  Accumulated Shareholders'
                            Shares          Value       Shares        Value       Capital    Receivable   Deficit   Equity(Deficit)
                         ---------------    -----   ------------      -----     ----------  ------------  ---------- --------------
Shares issued in exchange for:
Services, October 2001 through
  September 2002 valued from
  $0.02 to $0.25 per share          0           0    2,180,000      179,916            0            0            0      179,916
Debt and accrued liabilities
  October 2001 through September
  2002 with common shares
  valued from $0.01 to $0.15 per
  share and preferred A shares
  valued at $1.00 per share    60,000      60,000   10,948,077      428,563            0            0            0      488,563
Cash, October 2001 through
  September 2002 with prices
  ranging from $0.01 to $0.083
  per share                         0           0    5,833,334      200,000            0            0            0      200,000
Exercise of 550,000 common stock
  option by a consultant at a
  strike price of $0.13 per share
  in exchange for debt              0           0      550,000      103,125      (31,625)           0            0       71,500
Issuance of 3,750,000 warrants
  April 2002 through June 2002
  at an exercise price of $0.045
  per share, in conjunction with
  $750,000 principal value of 12%
  convertible debt                  0           0            0            0      100,087            0            0      100,087
Beneficial conversion option
  April 2002 through June 2002
  pertaining to $750,000 principal
  valued of 12% convertible         0           0            0            0      649,913            0            0      649,913
Conversion of $93,130 principal
  value of 12% convertible debt
  along with $6,916 accrued
  interest, net of $69,233
  convertible debt discount         0           0   12,667,178      111,515      (80,702)           0            0       30,813
Net loss for the year               0           0            0            0            0            0   (2,346,732)  (2,346,732)

Balance, September 30, 2002   200,020     200,020   64,311,823   18,435,238    2,167,933            0  (22,918,163)  (2,114,972)


CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
For the Cumulative Period December 1, 1990 (Inception) Through June 30, 2003


                         Preferred Stock             Common Stock               Additional     Stock                      Total
                         Class A and B               No Par Value                 Paid in   Subscription  Accumulated Shareholders'
                            Shares          Value       Shares        Value       Capital    Receivable   Deficit    Equity(Deficit)
                         ---------------    -----   ------------      -----     ----------  ------------  ---------- --------------
Shares issued in exchange for:
Services, October 2002 through
  June 2003 valued from
  $0.01 to $0.02 per share          0            0   37,880,468      325,305            0            0            0      325,305
Debt and accrued liabilities
  October 2002 through June
  2003 with common shares
  valued from $0.005 to $0.02
  per share                         0            0   23,004,280      164,742            0            0            0      164,742
Cash, October 2002 through
  June 2003 with prices
  ranging from $0.001 to $0.01
  per share                         0            0  191,500,000      280,000            0            0            0      280,000
Beneficial conversion option
  October 2002 through June 2003
  pertaining to $500,000 principal
  value of 12% convertible debt                                      500,000                                500,000
Conversion of $123,280 principal
  value of 12% convertible debt
  along with $11,014 accrued
  interest, net of $106,829
  beneficial conversion option      0            0   56,960,139      241,123     (106,829)           0            0      134,294
Net loss for the period.            0            0            0            0            0            0   (2,193,011)  (2,193,011)

Balance, June 30, 2003        200,020      200,020  373,656,710   19,446,408    2,561,104            0  (25,111,174)  (2,903,642)

CONECTISYS CORPORATION AND SUBSUDIARIES ( A Development Stage Company)
      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
     For the Nine Months Ended June 30, 2003 and 2002
                 And the Cumulative Period
 From December 31, 1990 (Inception) Through June 30, 2003


                                                                                               Dec. 1, 1990
                                                                                                (Inception)
                                                           9 Months Ended   9 Months Ended        Through
                                                                Jun. 30          Jun. 30          Jun. 30
                                                                 2003             2002             2003
                                                               Unaudited        Unaudited        Unaudited
                                                           ---------------  --------------     --------------
Operating activities
  Net (loss)           \                                       (2,193,011)     (1,736,076)     (24,033,432)
    Adjustments to reconcile net loss
      to net cash used by
      operating activities:
        Provision for bad debt                                                                      1,422,401
        Depreciation and amortization                              10,696          19,930        1,680,670
        Stock issued for services                                 325,305         330,488        7,712,078
        Stock issued for interest                                 171,800           1,403          707,391
        Settlements                                                     0               0          (25,000)
        Minority interest                                               0               0          (62,500)
        Intangibles                                                                        0        1,299,861
        Amortization of debt issuance cost
          and note discounts                                        771,525                0        1,414,067
Changes in operating assets and liabilities
  (Increase) decrease in assets
    Accounts receivable                                                   0                0           (4,201)
    Prepaid expenses                                                      0                0
    Interest receivable                                                   0                0          (95,700)
    Deposits and prepaids                                                 0                0          182,346
  Increase (decrease) in liabilities
    Bank overdraft                                                        0                0                0
    Accounts payable                                                 67,141          (43,125)         687,389
    Accrued compensation                                            283,779          313,148        2,317,801
    Due to officers                                                (118,273)               0          555,519
    Other current liabilities                                         6,731           32,311          463,574

Net cash (used by) operating activities                           (674,307)      (1,081,921)      (5,777,736)


CONECTISYS CORPORATION AND SUBSUDIARIES ( A Development Stage Company)
      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
     For the Nine Months Ended June 30, 2003 and 2002
                 And the Cumulative Period
 From December 31, 1990 (Inception) Through June 30, 2003


                                                                                               Dec. 1, 1990
                                                                                                 (Inception)
                                                              9 Months Ended   9 Months Ended        Through
                                                                 Jun. 30          Jun. 30            Jun. 30
                                                                   2003             2002              2003
                                                                Unaudited        Unaudited         Unaudited
                                                             --------------   --------------     -------------

Investing activities
  Collection of notes receivable                                          0                0                0
  Increase in notes receivable                                            0                0       (1,322,500)
  Cost of license & technology                                            0                0          (94,057)
  Purchase of equipment                                                   0                0         (198,530)

Net cash used by investing activities                                     0                0       (1,615,087)


Financing activities
  Common stock issued for cash                                      280,000           50,000        3,512,172
  Stock warrants                                                      1,655                0          178,970
  Preferred stock issued for cash                                         0                0           16,345
  Proceeds from stock purchase                                            0                0          281,250
  Debt issuance cost                                                      0                0         (220,275)
  Proceeds from debts
    Related party                                                                     25,000          206,544
    Other                                                           418,345        1,482,110        3,902,225
  Payments on debt
    Related party                                                         0          (80,975)         (53,172)
    Other                                                           (23,893)        (150,250)        (410,300)
  Decrease in subscription receivable                                     0                0           35,450
  Contributed capital                                                     0                0              515

Net cash from provided by financing activities                      676,107        1,325,885        7,449,724

Net increase in cash and cash equivalents                             1,800          243,964           56,901

Cash and cash equivalents at beginning of period                     55,101            6,111                0

Cash and cash equivalents end of period                              56,901          250,075           56,901


CONECTISYS CORPORATION AND SUBSUDIARIES ( A Development Stage Company)
      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
     For the Nine Months Ended June 30, 2003 and 2002
                 And the Cumulative Period
 From December 31, 1990 (Inception) Through June 30, 2003


                                                                                                 Dec. 1, 1990
                                                                                                  (Inception)
                                                             9 Months Ended   9 Months Ended          Through
                                                                   Jun. 30           Jun. 30          Jun. 30
                                                                     2003               2002             2003
                                                                  Unaudited        Unaudited        Unaudited
                                                             --------------   --------------    -------------

Cash paid during the year for
  Interest                                                                0                0          337,669
  Taxes                                                                   0                0            4,850

Non-cash activities
  Common stock issued for
    Purchase of stock                                                     0                0          281,250
    Prepaids                                                              0                0          182,346
    PP&E                                                                  0                0          130,931
    Deposit                                                               0                0                0
    License & technology                                                  0                0        2,191,478
    Minority interest                                                     0                0           59,247
    Repayment of debt                                               331,694          541,250        4,687,750
    Service & interest                                              280,305          330,488        5,229,497
  Preferred stock issued for
    Services                                                              0                0           60,000
    Repayment of debt                                                60,000           60,000          179,520

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2003

Note 1.         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation and going concern uncertainty

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly its financial position and the results of its operations and its cash flows for the periods shown.

Certain prior period amounts have been reclassified to conform to the current period's presentation.

The presentation of the Company's financial statements in conformity with accounting principles generally accepted in the United States of America necessarily requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the respective three and nine month periods are not necessarily indicative of the results to be expected for a full year of operations.

As of June 30, 2003, the Company had a deficiency in working capital of approximately $3,000,000, and had incurred continual net losses since its return to the development stage in fiscal 1996 of approximately $25,000,000, which raise substantial doubt about the Company's ability to continue as a going concern.

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

Technology

Deferred  technology  costs  include  capitalized  product  development and
product   improvement   costs   incurred   after   achieving  technological
feasibility and are amortized over a period of five years. At June 30, 2003, no deferred technology costs were recognized.

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2003

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

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2003

NOTE 3.   DEBT ISSUANCE COSTS (continued)

In March through June 2002, the Company received $750,000 from an accredited investor group in exchange for 12% convertible debt, convertible at the lesser of $0.06 per share and 50% of the average of the lowest three intraday trading prices of a share of common stock during the 20 trading
days immediately preceding conversion, along  with   3,750,000 common stock
warrants, exercisable over a four-year period at the lesser of $0.045 per share and 50% of the average of the lowest three intraday trading prices of a share of common stock during the 20 trading days immediately preceding exercise. Debt issuance costs associated with these loans amounted to $147,500, of which $90,000 represented finder's fees and $57,500 represented legal costs. Amortization of these fees over the pro-rata portion of the one-year term of the loans amounted to $58,397 through September 30, 2002,
leaving an  unamortized balance of  $89,103 at September  30,  2002.   An
additional $89,103 has been amortized during the nine months ended June 30, 2003, leaving a balance of $0.

During November 2002 through June 30, 2003, the Company received $500,000 from an accredited investor group in exchange for 12% convertible debt, convertible at the lesser of $0.01 per share and 50% of the average of the lowest three intraday trading prices of a share of common stock during the 20 trading days immediately preceding conversion, along with 2,500,000 common stock warrants, exercisable over a four-year period at fixed price of $0.005 per share. Debt issuance costs associated with these loans amounted to $40,000. Amortization of these fees over the pro-rata portion of the one-year term of the loans amounted to $31,820 through June 30, 2003, leaving an unamortized balance of $8,180 at June 30, 2003.

Aggregate Amortization of the debt issuance cost over the nine months ended June 30, 2003 was $120,923, leaving an unamortized balance of $8,180.

NOTE 4.    DUE TO OFFICERS

At September 30, 2000, the Company's CEO had made cumulative advances to the Company of $75,000. On October 1, 2000, these advances were rolled into a revolving promissory note, due on demand, at an annual interest rate of 18%. During the year ended September 30, 2001, additional advances were made in the amount of $20,000 and note repayments totaled $50,000. Accrued interest was determined to be $11,880, bringing the loan balance at September 30, 2001 to $56,880. A new promissory note agreement for this amount was drawn up at the close of business on September 30, 2001, expiring September 1, 2002. During the year ended September 30, 2002, cash advances of $31,500 were made. Additionally, the loan account was increased by $120,875, representing the value of 2,361,814 restricted shares of the Company's common stock held by the CEO, which were used as collateral and transferred to a note holder in June of 2002 to partially cover a $300,000 debt, and by $16,202, representing the value of 794,857 restricted shares of the Company's common stock held by the CEO, which were pledged to and sold by a convertible note holder on a Company obligation in and accrued interest amounted to $6,913 during the year-ended default. Repayments of debt by the Company amounted to $144,806 for the year ended September 30, 2002, resulting in a loan balance due the CEO at September 30, 2002 of $87,564. During the nine months ended June 30, 2003, the Company paid back $25,764, including $1,808 of personal expenses charged on the Company credit card. The Company issued 2,361,814 shares of common stock to replace the ones transferred to the convertible debt holder, thus decreasing the loan by $120,875. Also, $53,625 was credited to the loan for the common stock of the Company transferred to the CEO in November 2002 for partial payment against the outstanding balance and $5,450 was credited for interest payments bringing the balance outstanding to $0 at June 30, 2003.

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2003

NOTE 4.   DUE TO OFFICERS (continued)

The Company's Secretary/Treasurer advanced the Company approximately $61,945 during the year ended September 30, 2001, under a separate revolving promissory note agreement effective October 1, 2000. The note is a demand note, which accrues interest at an annual rate of 18%. Total repayments of the note amounted to $40,681. Accrued interest was $4,610 during the year ended September 30, 2001, bringing the loan balance at year-end to $25,874. A new promissory note agreement for this amount was drawn up at the close of business on September 30, 2001, expiring September 1, 2002. The Secretary/Treasurer also borrowed on a personal credit card for the Company's behalf in the amount of $18,455, bringing the total obligation due the Secretary/Treasurer at September 30, 2001 to $44,329. During the year ended September 30, 2002, the personal credit card balance was virtually paid-off. Additional loan advances were $19,500, loan repayments were $39,500, and accrued interest was $2,269 during the year ended September 30, 2002, bringing the aggregate loan balance due the Secretary/Treasurer at September 30, 2002 to $8,143. During the nine months ended June 30, 2003 accrued interest of $1,165 increased this loan bringing the balance outstanding to $9,308. The loan balance at June 30, 2003 is currently due September 1, 2003 and continues to accrue interest at the rate of 18% per year.

During the period May through September 2002, the Company's Chief Technical Officer advanced the Company $32,946, corresponding to 684,407 restricted shares of the Company's common stock held by the officer, which were pledged to and sold by a convertible note holder on a Company obligation in default. Accrued interest at the annual rate of 18% was $1,831 through the end of the fiscal year, bringing the total loan amount to $34,777 at
September 30, 2002.   During the three months ended June 30, 2003, the
Company issued 731,928 shares of the Company common stock to replace the one transferred to the convertible note holder, thus decreasing the balance of the note by $32,946. Also, during the nine months ended June 30, 2003, accrued interest of $1,193 was credited bringing the outstanding balance to $2,903. The loan balance at June 30, 2003, is currently due on demand and continues to accrue interest at the rate of 18% per year.

The aggregate amount due officers at June 30, 2003 was $12,211 and interest expense on the officer loans amounted to $7,808 for the nine months ended June 30, 2003.

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2003

NOTE 5.    NOTES PAYABLE

Notes payable at June 30, 2003 consisted of the following:

Registered Convertible Debentures
Convertible Debenture #1

     Note payable to AJW Partners, LLC            $29,480
      (Convertible Debenture) due on
      March 29, 2003 at an annual interest
      rate of 12%

     Accrued interest of $882 and principal
      on Convertible Debenture convertible
      into approximately 24,289,600
      shares of common stock at the price
      of $0.00125 at June 30, 2003                   882       30,362
                                                  --------

     Note payable to New Millennium Capital       $29,480
      Partners II, LLC (Convertible Debenture) due on March 29, 2003 at an annual interest rate of 12%

     Accrued interest of $882 and principal
      on Convertible Debenture convertible
      into approximately 24,289,600
      shares of common stock at the price
      of $0.00125 at June 30, 2003                   882        30,362
                                                  --------

     Note payable to AJW/New Millennium            33,900
      Offshore, Ltd.(Convertible Debenture)
      due on March 29, 2003 at an annual
      interest rate of 12%

     Accrued interest of $1,014 and principal
      on Convertible Debenture convertible
      into approximately 27,931,200
      shares of common stock at the price
      of $0.00125 at June 30, 2003                 1,014        34,914
                                                  --------

     Note payable to Pegasus Capital Partners,     20,730
      LLC. (Convertible  Debenture) due
      on March 29, 2003 at an annual
      interest rate of 12%

     Accrued interest of $620 and principal
      on Convertible Debenture convertible
      into approximately 17,080,000
      shares of common stock at the price
      of $0.00125 at June 30, 2003                   620        21,350
                                                  --------

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2003


NOTE 5.    NOTES PAYABLE (continued)

 Convertible Debenture #2

    Note payable to AJW Partners, LLC            $40,000
     (Convertible Debenture) due on
     May 10, 2003 at an annual interest
     rate of 12%

     Accrued interest of $1,197 and principal
      on Convertible Debenture convertible
      into approximately 32,957,600
      shares of common stock at the price
      of $0.00125 at June 30, 2003                1,197         41,197
                                                 --------

     Note payable to New Millennium Capital       40,000
      Partners II, LLC(Convertible Debenture)
      due on  May 10, 2003 at an annual
      interest rate of 12%

     Accrued interest of $1,197 and principal
      on Convertible Debenture convertible
      into approximately 32,957,600
      shares of common stock at the price
      of $0.00125 at June 30, 2003                1,197         41,197
                                                 --------

     Note payable to AJW/New Millennium           45,000
      Offshore, Ltd.(Convertible Debenture)
      due on May 10, 2003 at an annual
      interest rate of 12%

     Accrued interest of $1,347 and principal
      on Convertible Debenture convertible
      into approximately 37,068,800
      shares of common stock at the price
      of $0.00125 at June 30, 2003                1,347         46,347
                                                 --------

     Note payable to Pegasus Capital Partners,   $25,000
      LLC.  (Convertible Debenture) due
      on May 10, 2003 at an annual
      interest rate of 12%

     Accrued interest of $748 and principal
      on Convertible Debenture convertible
      into approximately 20,598,400
      shares of common stock at the price
      of $0.00125 at June 30, 2003                  748         25,748
                                                  -------

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2003


NOTE 5.    NOTES PAYABLE (continued)

Convertible Debenture #3

    Note payable to AJW Partners, LLC               80,000
     (Convertible Debenture) due on
     June 17, 2003 at an annual interest
     rate of 12%

     Accrued interest of $2,393 and principal
      on Convertible Debenture convertible
      into approximately 65,914,400
      shares of common stock at the price
      of $0.00125 at June 30, 2003                  2,393       82,393
                                                    -------

     Note payable to New Millennium Capital         80,000
      Partners II, LLC(Convertible Debenture)
      due on  June 17, 2003 at an annual
      interest rate of 12%

     Accrued interest of $2,393 and principal
      on Convertible Debenture convertible
      into approximately 65,914,400
      shares of common stock at the price
      of $0.00125 at June 30, 2003                  2,393       82,393
                                                   --------

     Note payable to AJW/New Millennium            $90,000
      Offshore, Ltd.(Convertible Debenture)
      due on June 17, 2003 at an annual
      interest rate of 12%

     Accrued interest of $2,693 and principal
      on Convertible Debenture convertible
      into approximately 74,154,400
      shares of common stock at the price
      of $0.00125 at June 30, 2003                 2,693        92,693
                                                  --------

     Note payable to Pegasus Capital Partners,     50,000
      LLC. (Convertible
      Debenture) due on June 17, 2003
      at an annual interest rate of 12%

     Accrued interest of $1,496 and principal
      on Convertible Debenture convertible
      into approximately 41,196,800
      shares of common stock at the price
      of $0.00125 at June 30, 2003                1,496        51,496
                                                 --------

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2003

NOTE 5.    NOTES PAYABLE (continued)

   Note payable to AJW Partners, LLC.                         56,666
      (Convertible Debenture) due on November
      27, 2003 at an annual interest rate of 12%

     Accrued interest of $1,695 and principal
      on Convertible Debenture convertible
      into approximately 46,688,800
      shares of common stock at the price
      of $0.00125 at June 30, 2003                1,695        58,361
                                                 --------

   Note payable to AJW Offshore, Ltd.             56,666
      (Convertible Debenture) due on
      November 27, 2003 at an annual
      interest rate of 12%

     Accrued interest of $1,695 and principal
      on Convertible Debenture convertible
      into approximately 46,688,800
      shares of common stock at the price
      of $0.00125 at June 30, 2003                1,695        58,361
                                                 --------

 Note payable to AJW Qualified Partners,          56,668
      LLC. (Convertible
      Debenture) due on November 27, 2003
      at an annual interest rate of 12%

     Accrued interest of $1,695 and principal
      on Convertible Debenture convertible
      into approximately 46,690,400
      shares of common stock at the price
      of $0.00125 at June 30, 2003                1,695        58,363
                                                 --------

   Note payable to AJW Partners, LLC                           50,000
      Offshore, Ltd. Ltd. (Convertible
      Debenture) due on March 3, 2004
      at an annual interest rate of 12%

     Accrued interest of $1,496 and principal
      on Convertible Debenture convertible
      into approximately 41,196,800
      shares of common stock at the price
      of $0.00125 at June 30, 2003                 1,496       51,496
                                                 --------

   Note payable to AJW Offshore, Ltd.                          50,000
      (Convertible Debenture) due on March 2,
       2004
      at an annual interest rate of 12%

     Accrued interest of $1,496 and principal
      on Convertible Debenture convertible
      into approximately 41,196,800
      shares of common stock at the price
      of $0.00125 at June 30, 2003                 1,496       51,496
                                                 --------

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2003

NOTE 5.    NOTES PAYABLE (continued)

   Note payable to AJW Qualified Partners, LLC                 50,000
      (Convertible Debenture) due on March 3, 2004
      at an annual interest rate of 12%

     Accrued interest of $1,496 and principal
      on Convertible Debenture convertible
      into approximately 41,196,800
      shares of common stock at the price
      of $0.00125 at June 30, 2003                 1,496        51,496
                                                 --------

   Note payable to AJW Partners, LLC.                           50,000
      (Convertible
      Debenture) due on March 3, 2004
      at an annual interest rate of 12%

     Accrued interest of $822 and principal
      on Convertible Debenture convertible
      into approximately 40,657,600
      shares of common stock at the price
      of $0.00125 at June 30, 2003                   822       50,822
                                                 --------
   Note payable to AJW Offshore, LTD.                          50,000
      (Convertible Debenture) due on March 2,
       2004 at an annual interest rate of 12%

     Accrued interest of $822 and principal
      on Convertible Debenture convertible
      into approximately 40,657,600
      shares of common stock at the price
      of $0.00125 at June 30, 2003                   822       50,822
                                                 --------

   Note payable to AJW Qualified Partners, LLC    50,000
      (Convertible Debenture) due on March 3, 2004
      at an annual interest rate of 12%

     Accrued interest of $822 and principal
      on Convertible Debenture convertible
      into approximately 40,657,600
      shares of common stock at the price
      of $0.00125 at June 30, 2003                   822        50,822
                                                 --------

Subtotal of Convertible Debentures                           1,062,491
    Less note discount                                        (280,122)
                                                              ---------
Net carrying value of Convertible Debentures                   782,369

      Note payable to Devon Investment Advisors,
      unsecured, due on demand, interest payable
      at an annual rate of 10%.                                241,824

     Note payable to Black Dog Ranch LLC,
      unsecured, due on demand, including interest
      at an annual rate of 18%.                                187,083

      Convertible note payable to Laurus Master Fund, Ltd.,
      secured by 3,293,944 shares of common stock
      beneficially owned by officers, with interest
      payable at an annual rate of 8%, conversion
      premium of 25% based on current market price of
      the Company's common stock (as defined), initially
      due October 12, 2001 and extended to
      December 1, 2001.  Currently in default.                  41,133

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2003


NOTE 5.    NOTES PAYABLE (continued)

                                                            ----------
      Total notes payable                                    1,252,409

          Current portion                                   (1,252,409)
                                                              ---------
      Long-term portion                                      $       0
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

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2003

NOTE 5.    NOTES PAYABLE (continued)

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

The Company was unable to pay-off the note at maturity. However, after receiving bridge financing from another investment group in February 2002, the Company subsequently repaid $150,000 of the obligation, as the note holder elected to not convert the debt to shares. Consequently, the note holder sold 1,479,264 of the 4,773,208 shares of the Company's common stock that had been pledged by officers of the Company as collateral, resulting in net proceeds of $49,148. Adding accrued interest of $17,168 at an annual rate of 12%, brought the loan balance at September 30, 2002 to
$129,214.   During the nine months ended June 30, 2003, the  note
holder sold the remaining 3,293,944 pledged shares for net proceeds of $67,144 and netted another $28,700 from the issuance of 11,500,000 new
Company  shares.    Accrued interest during the nine months ended June 30,
2003 was $7,763, bringing the total liability to $41,133.

In February 2002, the Company borrowed $340,000 from the Mercator Momentum Fund. This loan from the Mercator Momentum Fund was a short-term loan due May 15, 2002 and accrues interest at an annual rate of 18%. The loan was secured by shares of common stock. On June 14, 2002 Mercator Momentum Fund transferred collateral in the form of 5,861,814 shares of common stock to their name because the Company was in default on the loan. Thereafter, on June 21, 2002, Mercator Momentum Fund filed an action against Conectisys Corporation, Robert A. Spigno and Patricia A. Spigno in the Superior Court of California, County of Los Angeles (Case No. BC276283) for breach of promissory note, foreclosure of security interests and fraud and deceit. Mr. Spigno is the Chairman of the Board and a director of the Company and is also the Company's Chief Executive Officer. Ms. Spigno is the Company's Secretary and Chief Financial Officer. On July 3, 2002, Mercator Momentum Fund filed a first amended complaint in the Superior Court of California, County of Los Angeles (Case No. BC276283) adding a claim for common count for money lent. Mercator Momentum Fund seeks damages of approximately $243,000 plus approximately $66 in interest per day commencing June 21, 2002 and other compensatory and punitive damages of unspecified amount. The Company believes that Mercator Momentum Fund's claims are without merit because, among other factors, it has affirmative defenses to those claims, including usury and the satisfaction of amounts owed under loan from Mercator Momentum Fund as a result of the enforcement by Mercator Momentum Fund of its security interest in shares of common stock. The Company intends to vigorously defend against these claims and to pursue appropriate counterclaims against Mercator Momentum Fund.

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2003

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

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2003

NOTE 6. SECURED CONVERTIBLE DEBENTURES (continued)

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

On June 26, 2003, the Company issued an aggregate of $150,000 of 12% convertible debentures in a private offering to three accredited investors. The investors, if certain conversion limitations are disregarded, are beneficial owners of 5% or more of the company's outstanding shares of common stock. The debentures initially were convertible into shares of common stock at the lesser of $.01 per share and 50% of the average of the lowest three intra-day trading prices of a share of common stock during the 20 trading days immediately preceding conversion. The debentures were accompanied by warrants to purchase up to an aggregate of 750,000 shares of common stock at a per share exercise price equal to $.005.

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

During the nine months ended June 30, 2003, the Company issued 56,960,139 shares of common stock in connection with regular interest payments and upon conversion of an aggregate of $123,280 of principal and $11,034 of related interest on the Company's convertible debentures. A corresponding reduction of $106,829 to the beneficial conversion option was made.

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2003

NOTE 6. SECURED CONVERTIBLE DEBENTURES (continued)

As of June 30, 2003 the Company was indebted for an aggregate of $1,033,590 of principal and $28,901 (for 3rd quarter 2003) accrued and unpaid interest on these convertible debentures. To the extent debentures issued by the Company are converted into shares of common stock, the Company will not be obligated to repay the converted amounts.

As part of the recording of the convertible debt transactions for the fiscal year ended September 30, 2002, a beneficial conversion option for $649,913 was
recognized, along with  a corresponding debt discount.   The total  debt
discount of $750,000, including $100,087 attributable to the stock warrants, is being amortized over the one-year life of the debt instruments. $279,115 was amortized through September 30, 2002, resulting in an unamortized discount of $401,652 at September 30, 2002, which was net of $69,233 in convertible bond discount that was transferred to equity upon the conversion of $93,130 principal value of debt, along with $6,916 in accrued interest. Accordingly, the $80,702 pro -rata portion of the beneficial conversion option attributable to the $93,130 in debt principal converted, was also transferred to common stock, leaving a balance $724,238 at September 30, 2002. The conversion of the Purchaser debt and accrued interest during the period resulted in the issuance of 12,667,178 shares of the Company's common stock.

As part of the recording of the convertible debt transactions on November 27, 2002, a beneficial conversion option for $199,054 was recognized, along with
a corresponding debt discount.   The total  debt discount  of $200,000,
including $946 attributable to the stock warrants, is being amortized over the one-year life of the debt instruments. $153,151 was amortized through June 30, 2003, resulting in an unamortized discount of $46,849 at June 30, 2003.

As part of the recording of the convertible debt transactions on March 3, 2003, a beneficial conversion option for $149,291 was recognized, along with
a corresponding debt discount.   The total  debt discount  of $150,000,
including $709 attributable to the stock warrants, is being amortized over the one-year life of the debt instruments. $41,629 was amortized through June 30, 2003 resulting in an unamortized discount of $108,371 at June 30, 2003.

As part of the recording of the convertible debt transactions on June 26, 2003, a beneficial conversion option for $149,291 was recognized, along with
a corresponding debt discount.   The total  debt discount  of $150,000,
including $709 attributable to the stock warrants, is being amortized over the one-year life of the debt instruments. $25,098 was amortized through June 30, 2003 resulting in an unamortized discount of $124,902 at June 30, 2003.

As noted above, $216,410 of the $1,250,000 principal value of convertible debt at June 30, 2003 had been converted, leaving a principal balance of $1,033,590 (plus accrued interest of $28,901 during the 3rd quarter 2003) at June 30, 2003.

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2003

NOTE 6. SECURED CONVERTIBLE DEBENTURES (continued)

During the nine months ended June 30, 2003, the Company issued 56,960,139 shares of common stock in connection with regular interest payments and upon conversion of an aggregate of $121,280 of principal and $13,014 of related interest on the Company's convertible debentures. A corresponding reduction of $106,829 to the beneficial conversion option was made.

NOTE 7.        SHAREHOLDERS' EQUITY (DEFICIT)

The Company's authorized capital stock consists of 1,000,000,000 shares of common stock, no par value per share, and 50,000,000 shares of preferred stock, $1.00 par value per share. Of the 50,000,000 authorized shares of preferred stock, 1,000,000 shares have been designated as Class A Preferred Stock and 1,000,000 shares have been designated as Class B Preferred Stock, and the remaining 48,000,000 shares are undesignated. As of June 30, 2003,
373,356,710 shares of  the  Company's   common  stock was outstanding held by
approximately 800 holders of record and 200,020 shares of the Company's Class A Preferred Stock outstanding held by one holder of record and no shares of Class B Preferred Stock outstanding.

During October 2002 through June 2003, the Company issued 39,130,468 shares of its common stock consultants in exchange for $262,805 of services rendered.

During October 2002 through June 2003, the Company issued a total of 1,000,000 shares of its common stock to four Advisory Board Members for $10,000 of services rendered.

During October 2002 through June 2003, the Company issued 750,000 shares of its common stock to two employees for $7,500 in bonuses.

In October 2002 through June 2003, the Company issued 56,960,139 of its common shares to an investor group in exchange for $121,280 in convertible debt and $8,692 in interest (considered services). In conjunction with these transactions, $77,775 of the Company's beneficial conversion option was also transferred to common stock.

In October through June 2003, the Company issued 213,500,000 shares of its common stock to investors for $280,000 in cash.

In October through June 2003, the Company issued 23,004,280 shares of its common stock for a reduction in debt of $250,711.

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2003

NOTE 8.  INCOME TAXES

Deferred income taxes consisted of the following at June 30, 2003:

      Deferred tax asset, benefit
      of net operating loss
      carry forward                                $ 7,800,000
      Valuation allowance                          (7,800,000)
                                                  -----------
        Net deferred taxes                        $       -
                                                  ===========

The valuation allowance offsets the net deferred tax asset, since it is more likely than not that it would not be recovered. During the nine months ended June 30, 2003, the deferred tax asset and valuation allowance were both increased by $800,000.

The Company has approximately $19,500,000 in federal net operating loss carryforwards and $16,000,000 in California net operating loss carryforwards.
The  federal  net  operating   loss carryforwards expire as follows:
$2,700,000 in the year 2012, $5,300,000 in 2018,  $1,200,000  in 2019,
$3,500,000  in 2020,  $2,400,000  in 2021, $2,300,000 in 2022 and $2,100,000
in 2023.  The California net operating loss carryforwards expire as follows:
$2,700,000 in the year 2002, $5,300,000 in 2003, $1,200,000  in 2004,
$3,500,000 in 2005, $2,400,000 in 2011, $2,300,000 in 2012 and $1,300,000 in
2014 The latest federal and California corporate income tax returns filed by the Company were for the tax year ended November 30, 2000.

NOTE 9.        STOCK OPTIONS AND WARRANTS

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

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2003

NOTE 9.        STOCK OPTIONS AND WARRANTS (continued)

In January 2001, a consultant exercised 400,000 out of 500,000 common stock options that had been granted in September 2000, at an exercise price of $0.085 per share. The $34,000 proceeds were applied to an outstanding note due the consultant. Additionally, $52,000 of additional paid-in capital (recorded as stock options exercisable) was reclassified to common stock. This was because an aggregate fair value amount of $65,000 had been recognized in the financial statements when these options were granted in September 2000 at an exercise price set at 15% below market. The fair value was determined utilizing the Black-Scholes call option-pricing model, assuming a 6% risk free rate of return and a volatility factor of 50%. The remaining 100,000 common stock options expired in September 2001.

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

In November 2002, 1,000,000 three-year common stock warrants were issued to an accredited investor group in connection with a $200,000 12% convertible
debenture  financing arrangement (see  Note 8 above).   The allocated cost of
these warrants amounted to $968, so that the total stock options and warrants exercisable at June 30, 2003 was now $1,444,663.

In March 2003, 750,000 three-year common stock warrants were issued to an accredited investor group in connection with a $150,000 12% convertible
debenture  financing arrangement (see  Note 8 above).   The allocated cost of
these warrants amounted to $709, so that the total stock options and warrants exercisable at June 30, 2003 was now $1,445,372.

In May 2003, 750,000 three-year common stock warrants were issued to an accredited investor group in connection with a $150,000 12% convertible
debenture  financing arrangement (see  Note 8 above).   The allocated cost of
these warrants amounted to $709, so that the total stock options and warrants exercisable at June 30, 2003 was now $1,446,081.

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2003

NOTE 9.        STOCK OPTIONS AND WARRANTS (continued)

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

The common stock option activity during the nine months ended June 30, 2003 and the fiscal years ended September 30, 2002 and September 30, 2001 was as follows:

                                           Common Stock      Weighted
                                             Options         Average
                                                and          Exercise
                                             Warrants         Price
                                            ----------       --------
     Balance outstanding, October 1, 2000     3,207,154        $.69

      Granted                                 3,000,000         .15
      Exercised                                (400,000)        .09
      Expired                                  (200,000)        .23
                                             ----------
     Balance outstanding, September 30, 2001  5,607,154         .42

      Granted                                 3,750,000         .05
      Exercised                                (550,000)        .13
                                             ----------
     Balance outstanding, September 30, 2002  8,807,154        $.28

      Granted                                 2,500,000         .005
      Exercised                                       0         .00
                                             ----------
     Balance outstanding, June 30, 2003      11,307,154        $.25
                                             ==========        ====

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2003

NOTE 9.        STOCK OPTIONS AND WARRANTS (continued)

The following table summarizes information about common stock options at June 30, 2003:

                          Outstanding                  Exercisable
                           Weighted    Weighted               Weighted
   Range of      Common    Average      Average      Common    Average
   Exercise       Stock      Life      Exercise       Stock   Exercise
    Prices      Options    (Months)      Price       Options    Price
-------------   ---------   -------     -------      --------- -------
$2.00 - $2.00     563,500        14     $  2.00        563,500 $  2.00
$ .38 - $ .38     100,000        18     $   .38        100,000 $   .38
$ .19 - $ .19   1,000,000        21     $   .19      1,000,000 $   .19
$ .05 - $ .05   3,750,000        22     $   .05      3,750,000 $   .05
$ .13 - $ .13   1,450,000        26     $   .13      1,450,000 $   .13
$ .39 - $ .39   1,443,654        29     $   .39      1,443,654 $   .39
$ .38 - $ .38     500,000        29     $   .38        500,000 $   .38
$ .005-.$.005   1,000,000        29     $   .005     1,000,000 $   .005
$ .005-.$.005     750,000        32     $   .005       750,000 $   .005
$ .005-.$.005     750,000        35     $   .005       750,000 $   .005


$ .05 - $2.00   11,307,154       25     $   .25     11,307,154 $   .25
=============   =========        ==     =======      ========= =======

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

Overview

        Since 1995, we have been engaged in the development of a low-cost automatic meter reading, or AMR, solution. We have developed a low- cost AMR solution that includes a proprietary system employing specialized hardware and software that will allow for residential and commercial applications. Our proprietary system is called H-Net(TM), which is a trademark of ConectiSys.

        We are currently in a cost-reduction phase of the development of our H-Net(TM) system and have completed the development for commercial production of our H-Net(TM) 4.0 wireless meter reading product. We have not yet sold any H-Net(TM) systems and we do not expect any significant sales of our H-Net(TM) systems until late 2003. Accordingly, we have not earned any significant revenues from the sale of H-Net(TM) systems. We have no history of revenues and have incurred significant losses since the beginning of the development of our H-Net(TM) system. We have a significant accumulated deficit and negative working capital. As a result of our financial condition, our independent auditors have issued an opinion questioning our ability to continue as a going concern.

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

Results of Operations

        Comparison of Results of Operations for the Three Months Ended June 30, 2003 and 2002

        We did not generate any revenues for the three months ended June 30, 2003 and June 30, 2002. General and administrative expenses decreased by $257,784 or 38.7% to $408,452 for the three months ended June 30, 2003 as compared to $666,236 for the same period in 2002. This decrease was primarily due to a decrease in our H-Net(TM) system's development costs.

        Interest expense increased by $282,131 or 2,542% to $293,230 during the three months ended June 30, 2003 as compared to $11,099 for the same period in 2002. This increase in interest expense was due to increased borrowings between the periods reported.

        Net loss for the three months ended June 30, 2003 increased by $66,108 or 9.8% to $743,443 as compared to a net loss of $677,335 for the same period in 2002. This increase primarily was due to the increase in interest expense as described above, but was partially offset by a decrease in general and administrative expenses.

        Comparison of Results of Operations for the Nine Months Ended June 30, 2003 and 2002

        We did not generate any revenues for the nine months ended June 30, 2003 and June 30, 2002. General and administrative expenses decreased by $210,123 or 14% to $1,295,568 for the nine months ended June 30, 2003 as compared to $1,505,691 for the same period in 2002. This decrease was primarily due to a decrease in our H-Net(TM) system's development costs.

        Interest expense increased by $590,283 or 256% to $820,668 during the nine months ended June 30, 2003 as compared to $230,385 for the same period in 2002. This increase in interest expense was due to increased borrowings between the periods reported.

        Net loss for the nine months ended June 30, 2003 increased by $456,935 or 26.3% to $2,193,011 as compared to a net loss of $1,736,076 for the same period in 2002. This increase primarily was due to the increase in interest expense, which was partially offset by a decrease in general and administrative expenses as described above.

Liquidity and Capital Resources

        During the nine months ended June 30, 2003 we financed our operations solely through private placements of securities. Because we have only recently completed the development of our H-Net(TM) system for commercial production and are in a cost-reduction phase of development, we have never generated any revenue from operations. Our consolidated financial statements as of and for the years ended September 30, 2002 and 2001 have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

        As of June 30, 2003, we had negative working capital of approximately $2,944,000 and an accumulated deficit of approximately $25,111,000 As of that date, we had approximately $57,000 in cash and cash equivalents. We had accounts payable and accrued compensation expenses of approximately $1,468,000. We had other current liabilities, including amounts due to officers, accrued interest, notes and convertible debts of approximately $1,542,000 including those issued prior to the beginning of fiscal year 2003. To the extent convertible debentures or promissory notes that we have issued are converted into shares of common stock, we will not be obligated to repay the converted amounts.

        Cash used in our operating activities totaled approximately $674,000 for the nine months ended June 30, 2003 as compared to approximately $1,082,000 for the nine months ended June 30, 2002. No cash was provided by our investing activities for the nine months ended June 30, 2003 and June 30, 2002.

        Cash provided by our financing activities totaled approximately $676,000 for the nine months ended June 30, 2003 as compared to approximately $1,326,000 for the nine months ended June 30, 2002. We raised all of the cash provided by financing activities during the nine months ended June 30, 2003 from the issuance of convertible debentures, promissory notes and/or stock subscriptions.

        In April 2001, we issued an 8% Convertible Note to Laurus Master Fund, Ltd., or Laurus, in the principal amount of $300,000. We have been unable to repay the amounts owed under this note and we have failed to satisfy our obligation to register for resale the shares of common stock underlying this note. On February 15, 2002, and as amended on April 2, 2002, we agreed to terms with Laurus regarding our obligations under this note. Under the terms of this agreement, we paid to Laurus $100,000 in cash on February 19, 2002 and $50,000 in cash on April 5, 2002. However, we have not met all the terms of the February 15, 2002 agreement, as well as, the original terms under the April 2001 Convertible Note. We are currently working with Laurus to pay down the remaining balance of the original April 2001 Convertible Note. As of September 30, 2002, approximately $129,000 of principal and accrued and unpaid interest under the original note remained outstanding. As of August 18, 2003, approximately $50,000 of principal and accrued and unpaid interest under this note remained outstanding.

        In February 2002, we borrowed $340,000 from the Mercator Momentum Fund in order to make the initial $100,000 payment under our settlement arrangement with Laurus and to fund continuing development of our H- NetTM system. This loan from the Mercator Momentum Fund is a short- term loan due May 15, 2002 and accrues interest an annual rate of 18%. The loan was secured by shares of our common stock. As of June 13, 2002, we owed Mercator Momentum Fund approximately $243,000 of principal and accrued and unpaid interest under this loan and were in default in the repayment of this debt.

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

        Due to the size of the amount owed to Mercator Momentum Fund and our poor financial condition, an adverse decision in the litigation against us could have a materially negative impact on our financial condition and business prospects, including the deployment of our H- Net(TM) system.

        In March 2002, we issued $300,000 of our secured convertible debentures to four accredited investors in the first stage of a three- stage offering. The secured convertible debentures are due March 29, 2003 and provide for interest at the rate of 12% per annum. The secured convertible debentures were accompanied by warrants to purchase up to an aggregate of 1,500,000 shares of common stock. The net proceeds of that offering, after payment of related expenses, were approximately $225,000. As of August 18, 2003, an aggregate of $113,590 of principal plus related accrued and unpaid interest relating to the debentures issued in March 2002 remained outstanding.

        In May 2002, we issued $150,000 of our secured convertible debentures to four accredited investors in the second stage of a three-stage offering. The secured convertible debentures are due May 10, 2003 and provide for interest at the rate of 12% per annum. The secured convertible debentures were accompanied by warrants to purchase up to an aggregate of 750,000 shares of common stock. The net proceeds of that offering, after payment of related expenses, were approximately $140,000. As of August 18, 2003, an aggregate of $150,000 of principal plus related accrued and unpaid interest relating to the debentures issued in March 2002 remained outstanding.

        In June 2002, we issued $300,000 of our secured convertible debentures to four accredited investors in the third stage of a three-stage offering. The secured convertible debentures are due June 17, 2003 and provide for interest at the rate of 12% per annum. The secured convertible debentures were accompanied by warrants to purchase up to an aggregate of 1,500,000 shares of common stock. The net proceeds of that offering, after payment of related expenses, were approximately $237,500. As of August 18, 2003, an aggregate of $300,000 of principal plus related accrued and unpaid interest relating to the debentures issued in June 2002 remained outstanding.

        In November 2002, we issued $200,000 of our secured convertible debentures to three accredited investors in the first stage of a three-stage offering. The secured convertible debentures are due November 29, 2003 and provide for interest at the rate of 12% per annum. The secured convertible debentures were accompanied by warrants to purchase up to an aggregate of 1,000,000 shares of common stock. The net proceeds of that offering, after payment of related expenses, were approximately $225,000. The investors are obligated to purchase an additional $150,000 of our secured convertible debentures and warrants to purchase up to 750,000 shares of common stock within 5 days after the effective date of the registration statement of which this prospectus is a part. As of August 18, 2003, an aggregate of $140,000 of principal plus related accrued and unpaid interest relating to the debentures issued in November 2002 remained outstanding.

        In March 2003, we issued $150,000 of our secured convertible debentures to three accredited investors in the second stage of a three-stage offering. The secured convertible debentures are due March 3, 2003 and provide for interest at the rate of 12% per annum. The secured convertible debentures were accompanied by warrants to purchase up to an aggregate of 750,000 shares of common stock. The net proceeds of that offering, after payment of related expenses, were approximately $125,000. As of August 18, 2003, the full amount of the debentures issued in February 2003 remained outstanding.

        In May 2003, we issued $150,000 of our secured convertible debentures to three accredited investors in the third stage of a three-stage offering. The secured convertible debentures are due May 12, 2003 and provide for interest at the rate of 12% per annum. The secured convertible debentures were accompanied by warrants to purchase up to an aggregate of 750,000 shares of common stock. The net proceeds of that offering, after payment of related expenses, were approximately $125,000. As of August 18, 2003, the full amount of the debentures issued in August 2003 remained outstanding.

        As of August 18, 2003, we were in default under our obligations to register for resale shares of our common stock underlying certain of our outstanding convertible debentures. In addition, as of that date, we also were in default under our obligations to make quarterly interest payments under all of our outstanding convertible debentures. Also, as of that date, we were in default under our obligations to repay an aggregate of $113,590 of principal plus related accrued and unpaid interest on our convertible debentures due March 29, 2003, an aggregate of $150,000 of principal plus related accrued and unpaid interest on our convertible debentures due May 10, 2003, and an aggregate of $300,000 of principal plus related accrued and unpaid interest on our convertible debentures due June 17, 2003. We anticipate that these convertible debentures ultimately will be converted into shares of our common stock and that we therefore will not be obligated to repay the outstanding principal and accrued and unpaid interest amounts on those debentures.

        As of August 18, 2003 we had an additional note due September 1, 2003 payable in the approximate amount of $176,000. This note bears interest at an annual rate of 18%.

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

        We have recently completed development of our H-Net(TM) system for commercial production and are now in a cost-reduction phase of development with the goal of deployment of our H-Net(TM) system in late 2003. We believe that if we are successful in deploying our H-Net(TM) system, we will begin to generate revenues from our business activities.

Effect of Inflation

        Inflation did not have any significant effect on the operations of the Company during the quarter ended June 30, 2003. Further, inflation is not expected to have any significant effect on future operations of the Company.

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

        Since the fair value is estimated at June 30, 2003, the amounts that will actually be realized or paid at settlement of the instruments could be significantly different. The carrying amount of cash and cash equivalents is assumed to be the fair value because of the liquidity of these instruments. Accounts payable, accrued compensation, due to officer, other current liabilities, and notes payable approximate fair value because of the short maturity of these instruments. Long-term debt is recorded at face value because the principal amount is convertible into common stock.

ITEM 3.  CONTROLS AND PROCEDURES.

        Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of June 30, 2003, that the design and operation of our "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange
Act) are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated, recorded, processed, summarized and reported to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding whether or not disclosure is required.

        During the quarter ended June 30, 2003, there were no changes in our "internal controls over financial reporting" (as defined in Rule 13a- 15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

        In February 2002, we borrowed $340,000 from the Mercator Momentum Fund in order to make the initial $100,000 payment under our settlement arrangement with Laurus and to fund continuing development of our H- Net(TM) system. This loan from the Mercator Momentum Fund is a short-term loan due May 15, 2002 and accrues interest an annual rate of 18%. The loan was secured by shares of our common stock. As of June 13, 2002, we owed Mercator Momentum Fund approximately $243,000 of principal and accrued and unpaid interest under this loan and were in default in the repayment of this debt.

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

        Due to the size of the amount owed to Mercator Momentum Fund and our poor financial condition, an adverse decision in the litigation against us could have a materially negative impact on our financial condition and business prospects, including the deployment of our H- Net(TM) system.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

        In April 2003, we issued an aggregate of 3,075,523 shares of common stock to four accredited investors upon conversion of an aggregate of $7,500 in principal and related interest on our convertible debentures.

        In April 2003, we issued 25,000,000 shares of common stock in a private offering to one accredited investor in exchange for $25,000 in cash.

        In May 2003, we issued 50,000,000 shares of common stock in a private offering to an accredited investor in exchange for $50,000 in cash.

        In May 2003, we issued 6,000,000 shares of common stock in exchange for the cancellation of $12,000 in debt.

        In May 2003, we issued 24,000,000 shares of common stock valued at $156,000 to three consultants for services rendered.

        In June 2003, we issued an aggregate of 15,615,666 shares of common stock to four accredited investors upon conversion of an aggregate of $22,500 in principal and related interest on our convertible debentures.

        In June 2003, we issued 5,000,000 shares of common stock in exchange for the cancellation of $13,500 in debt.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

        In February 2002, we borrowed $340,000 from the Mercator Momentum Fund in order to make the initial $100,000 payment under our settlement arrangement with Laurus and to fund continuing development of our H- Net(TM) system. This loan from the Mercator Momentum Fund is a short-term loan due May 15, 2002 and accrues interest an annual rate of 18%. The loan was secured by shares of our common stock. As of June 13, 2002, we owed Mercator Momentum Fund approximately $243,000 of principal and accrued and unpaid interest under this loan and were in default in the repayment of this debt.

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

        Due to the size of the amount owed to Mercator Momentum Fund and our poor financial condition, an adverse decision in the litigation against us could have a materially negative impact on our financial condition and business prospects, including the deployment of our H- Net(TM) system.

        As of June 30, 2003, we were in default under our obligations to register for resale shares of our common stock underlying certain of our outstanding convertible debentures. In addition, as of that date, we also were in default under our obligations to make quarterly interest payments under all of our outstanding convertible debentures. Also, as of that date, we were in default under our obligations to repay an aggregate of $113,590 of principal plus related accrued and unpaid interest on our convertible debentures due March 29, 2003, an aggregate of $150,000 of principal plus related accrued and unpaid interest on our convertible debentures due May 10, 2003, and an aggregate of $300,000 of principal plus related accrued and unpaid interest on our convertible debentures due June 17, 2003. We anticipate that these convertible debentures ultimately will be converted into shares of our common stock and that we therefore will not be obligated to repay the outstanding principal and accrued and unpaid interest amounts on those debentures.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        In connection with the special meeting of stockholders held on April 16, 2003, the holders of shares of our common stock as of March 7, 2003 were asked:

        PROPOSAL 1.  To elect three directors to the board of directors;

        PROPOSAL 2. To consider and vote upon a proposal to approve an amendment to our Articles of Incorporation to increase our authorized shares of common stock from 250,000,000 shares to 1,000,000,000 shares; and

        PROPOSAL 3. To ratify the selection of Hurley & Company as our independent certified public accountants to audit the financial statements of ConectiSys for the year ending September 30, 2003.

        Each of the three proposals described above is described more particularly in our definitive proxy statement filed with the Securities and Exchange Commission on March 10, 2003 pursuant to Section 14(a) of the Securities Exchange Act of 1934 and was approved by our stockholders by the votes set forth below:

                           PROPOSAL 1
                           ----------
                     CLASS A PREFERRED STOCK
                     -----------------------

                              FOR      AGAINST  ABSTAIN
                              ---      -------  -------
Robert A. Spigno          20,020,000      --      --
Lawrence Muirhead         20,020,000      --      --
Melissa McGough           20,020,000      --      --

                          COMMON  STOCK
                          -------------

                             FOR      AGAINST    ABSTAIN
                             ---      -------    -------
Robert A. Spigno         110,422,137     --      399,451
Lawrence Muirhead        110,624,409     --      197,179
Melissa McGough          110,573,909     --      247,679

                          PROPOSAL 2
                          ----------
  CLASS A PREFERRED STOCK             COMMON STOCK
  -----------------------             ------------
FOR:            20,020,000      FOR:            106,887,186
AGAINST:                --      AGAINST:          3,931,741
ABSTAIN:                --      ABSTAIN:              1,024

                         PROPOSAL 3
                         ----------
CLASS A PREFERRED STOCK             COMMON STOCK
-----------------------             ------------
FOR:        20,020,000         FOR:            110,608,166
AGAINST:            --         AGAINST:             75,450
ABSTAIN:            --         ABSTAIN:            137,972

ITEM 5.  OTHER INFORMATION

        None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        (a)     Exhibits
                --------

        Exhibit No.     Description
        -----------     -----------
        10.1            Form of Secured Convertible Debenture due May 12, 2004

        10.2            Form of Common Stock Purchase Warrant dated as of May
                        12, 2003

        31.1 Certifications Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

        32.1 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


        (b)     Reports on Form 8-K
                -------------------
        None.

                                  SIGNATURES

        In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                    CONECTISYS CORPORATION

Dated: August 21, 2003                              By:  /S/ ROBERT A. SPIGNO
                                                    -------------------------
                                                    Robert A. Spigno
                                                    Chairman of the Board
                                                    and Chief Executive
                                                    Officer (principal
                                                    executive officer)



Dated: August 21, 2003                             By:  /S/ PATRICIA A. SPIGNO
                                                   ---------------------------
                                                   Patricia A. Spigno
                                                   Chief Financial Officer
                                                   (principal financial
                                                   and accounting officer)

                  EXHIBITS FILED WITH THIS REPORT ON FORM 10-QSB

        Exhibit No.     Description
        -----------     -----------
        10.1            Form of Secured Convertible Debenture due May 12, 2004

        10.2            Form of Common Stock Purchase Warrant dated as of May
                        12, 2003

        31.1 Certifications Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

        32.1 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002