Form 10KSB
period 2003-09-30
CONECTISYS CORP
filed 2004-02-12
CIK 790273

<pre>

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(MARK ONE)
 [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934 For the fiscal year ended September 30, 2003     OR

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

Check whether  the issuer  (1) filed  all reports  required to  be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES | | NO |X|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. | |

The registrant's revenues for the twelve months ended September 30, 2003 were $0 (zero).

As of February 5, 2004, the aggregate market value of the common equity held by nonaffiliates of the registrant was approximately $3,455,000. The number of shares outstanding of the registrant's only class of common stock was 727,978,328 on February 5, 2004.

Transitional Small Business Disclosure Format (check one):  YES |   |  NO |X|

DOCUMENTS INCORPORATED BY REFERENCE: None.

                                    PART I

ITEM 1.	DESCRIPTION OF BUSINESS.

Company Overview

	We were incorporated in Colorado on February 2, 1986 under the name Coastal Financial Corp. On December 5, 1994, Coastal Financial Corp. changed its name to BDR Industries, Inc. which changed its name on October 16, 1995 to ConectiSys Corporation.

	Since 1995, we have been engaged in the development of a low-cost automatic meter reading, or AMR, solution. We have developed a low-cost AMR solution that includes a proprietary system employing specialized hardware and software that will allow for residential and commercial applications. Our proprietary system is called H-Net(TM), which is a trademark of ConectiSys.

	We are currently in a cost-reduction phase of the development of our H-Net(TM) system and have completed the development for commercial production of our H- Net(TM) 4.0 wireless meter reading product. We have not yet sold any H- Net(TM) systems and we do not expect any significant sales of our H-Net(TM) systems until third or fourth quarter fiscal 2004. Accordingly, we have not earned any significant revenues from the sale of H-Net(TM) systems. We have no history of revenues and have incurred significant losses since the beginning of the development of our H-Net(TM) system. We have a significant accumulated deficit and negative working capital. As a result of our financial condition, our independent auditors have issued an opinion questioning our ability to continue as a going concern.

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
	continue to explore the possibility of entering into strategic relationships with manufacturers of energy meters, utility companies, energy providers and others in order to promote the adoption of our H-Net(TM) system within the energy and AMR industries.

o	Establish outsource manufacturing for full-scale commercial
	production. We have the means of outsourcing small-scale production of the products employed in our H-Net(TM) system. We intend to continue the cost- reduction phase of our H-Net(TM) system's development and in doing so, we intend to examine various manufacturing alternatives, including strategic relationships with manufacturers of energy meters and third-party manufacturing of the products employed in our H-Net(TM) system for use in energy meters.

o	Build market share for our products.  We intend to establish ourselves
	as the source for comprehensive, low-cost AMR solutions and plan to focus on building our own market share for our H-Net(TM) system and further develop our H- Net(TM) system where market demand is identified. We also plan to develop new products and enhancements to meet or exceed the evolving requirements of both centralized and remote applications of our technologies.

o	Intensify our marketing activities.  As funds become available, we
	intend to invest in a comprehensive targeted, product-specific marketing program to raise awareness of ConectiSys and our H-Net(TM) system and in order to attract customers.

o	Continue to develop wireless products.  We intend to continue to
	invest in research and development of wireless products to meet the needs of the AMR industry. We believe that the expertise that we have developed in creating our existing H-Net(TM) system will enable us to enhance our products, develop new products and services and respond to emerging technologies in a cost-effective and timely manner.

Our H-Net(TM) System

	Our H-Net(TM) system is designed to enable users to remotely read electronic energy usage meters without the necessity of someone traveling to and physically reading the meter. The predominant method of reading electronic meters is for an individual to travel to the site of the meter and make a record of the data compiled by that meter, either manually as a notation in a log book or electronically by inputting the data into a handheld or other electronic data retention device. In the case of a log book, the information is then typically recorded manually into a centralized database for energy usage tracking and billing purposes. In the case of a electronic data retention device, the information is typically downloaded to a centralized database for these purposes. Residential meters are customarily read on a monthly basis, allowing only a limited ability to track energy usage fluctuations over periods of less than one month. In addition, physical reading of meters is accompanied by the problem of reader error, causing inefficiencies resulting from necessary corrective procedures. Our H-Net(TM) system is designed to provide continuous meter-reading capabilities, address the inefficiencies that accompany physical meter reading and provide additional benefits to its users.

	We believe that the anticipated deployment costs of our H-Net(TM) system are small compared to other AMR products because there are no cellular or other telecommunications or wireless towers to erect or expensive hardware infrastructure to install. We anticipate that all field installations and deployment programs of our H-Net(TM) system will be administered by United Telemetry Company, one of our two wholly-owned subsidiaries. The data collected by H-Net(TM)-equipped meters will be transmitted over the unlicensed ISM 900 MHz radio frequency band. Our H-Net(TM) system allows for high-density data transmissions, which we believe makes it ideal for metropolitan and other crowded areas where a large amount of data would normally be collected.

   H-Net(TM)-Equipped Meters

Our H-Net(TM) system is comprised of the following three principal components that operate together to provide what we believe to be a comprehensive, low-cost AMR solution: H-Net(TM)-equipped meters, base stations and a network operating center. The first component of our H-Net(TM) system is an electronic meter put into service at a residence that is equipped with a circuit board that contains a memory module, microprocessor and a two-way radio transmission and receiver device that operates in the ISM 900 MHz radio frequency band. This circuit board may also be retrofitted to some existing meters. We refer to each energy meter equipped with this circuit board and that is connected to our AMR network as an H-Net(TM)-equipped meter or a "node." With the installation of each H-Net(TM)-equipped meter, the existing installed H-Net(TM)-equipped meters self-configure by transmitting configuration data to other H-Net(TM)-equipped meters and receiving configuration data from other H-Net(TM)-equipped meters.

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

   Network Operating Center

	We plan to use a computer center located at our main office facility to store the information gathered from the H-Net(TM)-equipped meters. We call this computer center our network operating center. We have designed our network operating center to support up to one million H-Net(TM)-equipped meters. We anticipate that our network operating center will be the central control center for our entire AMR network and will operate in a large geographic area. We plan to use the network operating center to archive all data for future use and as a protective measure against data loss or corruption. After the data archival process, we expect that the network operating center will handle uploading of the data to the Internet where it can be accessed by users directly and also downloaded through an interpreter software program into a utility company's or energy service provider's database. We anticipate that our network operating center will be administered by our wholly-owned subsidiary, eEnergyServices.com, Inc.

   The H-Net(TM) Network

	The H-Net(TM) network, once deployed, will be comprised of our network operating center and local networks, which in turn are each comprised of a base station and H-Net(TM)-equipped meters. Each H-Net(TM)-equipped meter can communicate with other H-Net(TM)-equipped meters that are up to a distance of approximately one- quarter mile away. We plan to install a base station for every H-Net(TM)-equipped meter area. Our base stations are designed to receive data transmissions from up to 20,000 H-Net(TM)-equipped meters. We have designed our system so that a base station can transmit the accumulated data it has received from the H- Net(TM)-equipped meters in its local network by telephone every fifteen minutes by using its modem to communicate with our network operating center. Once the data from the H-Net(TM)-equipped meters arrives from the base stations at the network operating center, the data can be assembled into various formats for billing customers as well as for management of energy purchasing and energy conservation programs.

	Our H-Net(TM) system has certain limitations inherent in each local network, each of which is comprised of H-Net(TM)-equipped meters and a base station. Each local network has the following principal limitations:

	o	it can consist of a maximum of 20,000 H-Net(TM)-equipped
	 	meters;

	o	each H-Net(TM)-equipped meter must be within approximately
		one-quarter mile of another H-Net(TM)-equipped meter in the same local network; and

	o	the maximum radius of a local network is five miles.

	In addition to the limitations described above, our H-Net(TM)-equipped meters transmit data using the ISM 900 MHz radio frequency band, which is an unlicensed frequency band. Because this frequency band is regulated the H-Net(TM) meter system will require FCC approval for compliance and sales.

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

	Our H-Net(TM) system employs new technology developed to allow utility companies and energy service providers to have a wireless network of intelligent meters, with each meter communicating with another and passing data back and forth, allowing near real-time energy consumption data to be collected. We believe that energy service providers will have an opportunity to save money by efficiently collecting accurate energy usage profiles and using this near real- time energy usage data to competitively bid for energy in the newly deregulated energy markets.

	Our H-Net(TM) system has been designed so that an energy service provider can determine exactly how much electric power a metropolitan area, a neighborhood, or even an individual residence is using. Energy users who have H-Net(TM)- equipped meters will have the ability to check their energy consumption and billing rates in near real-time by obtaining this information over the Internet, which we believe will promote energy conservation.

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

	We believe our future success will depend, in part, upon our ability to expand and enhance the features of our H-Net(TM) system and to develop and introduce new products designed to meet changing customer needs on a cost-effective and timely basis. Consequently, failure by us to respond on a timely basis to technological developments, changes in industry standards or customer requirements, or any significant delay in product development or introduction, could have a material adverse effect on our business and results of operations. We cannot assure you that we will respond effectively to technological changes or new product announcements by others or that we will be able to successfully develop and market new products or product enhancements.

	On February 15, 2000, we successfully launched our H-Net(TM) pilot test program in Los Angeles, California. Although this initial pilot program was small, it was a working model of our first-generation H-Net(TM) system that demonstrated the capabilities of our H-Net(TM) system as an AMR solution. This initial pilot program demonstrated the technology of our H-Net(TM) system, which remotely acquires near real-time data from an energy meter, processes this data to show energy usage and cost, and can display this information on the Internet.

	In September 2000, we successfully launched a second pilot test program for which we developed a portable wireless network capable of demonstrating our H- Net(TM) system anywhere in the country.

	Based upon the success of our early-generation H-Net(TM) systems in our first two pilot test programs in demonstrating our H-Net(TM) system as a viable means of remotely reading energy meters and collecting the resulting data, we successfully launched a third pilot test program in September 2001.

	We are currently running a small residential pilot program of five meters in Orange County, California with the cooperation of Southern California Edison. Our H-Net(TM) meters were installed by Southern California Edison in July 2003 and the pilot program has been recording real-time meter data seamlessly and error-free for the past seven months. These working meters can be viewed on our website at http://www.conectisys.com. We have also initiated another commercial pilot project with Southern California Edison that we anticipate will begin in the second or third quarters of fiscal 2004. In addition, we are still actively pursuing and planning other field testing programs with various other utility companies and energy service providers across the country.

	We are in the process of evaluating with Lyndis & Gyr, a meter manufacture, a potential business partnership regarding the implementation of the H-Net(TM) system into its meters. We have used Lyndis & Gyr meters in all of our pilot programs and continue to do so in our existing pilot programs.

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

The H-Net(TM) Wireless Network Vision

	We have designed and will continue to design our H-Net(TM) system to deliver a comprehensive and robust AMR solution that enables the realization of substantial efficiencies in the remote meter reading and centralized data collection contexts and that provides numerous features and services. In addition to its many other planned features and services, we are designing our H-Net(TM) system to:

	o	constantly monitor an end-user's energy meter and gather meter
		data and display it on the Internet in fifteen-minute intervals, twenty-four hours a day;

	o	allow the end-user to access an information link on the
		Internet taking them directly to the energy usage data transmitted by their H-Net(TM)- equipped meter;

	o	provide utility companies, and energy service providers with
		reliable and accurate electricity usage records;

	o	enable a utility company or energy service providers to supply
		to end- users over the Internet information and special incentive offers regarding the use of energy at off-peak times, thereby improving energy conservation during critical peak periods. Other innovative offers may also be implemented such as pre-payment plans and direct purchases of additional energy over the Internet;

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
		of its customers does not have power without the aid of customer service phone calls, thereby allowing service crews to be dispatched more efficiently. By using our H-Net(TM) system, we believe that a utility company will be in a position to know precisely when each end- user's service is restored and the exact duration of a power outage;

	o	enhance safety and convenience by allowing the remote delivery
		and termination of electricity, with all billing transactions completely automated. We plan to design our H-Net(TM) system to allow end-users to request over the Internet the delivery of electricity;

	o	allow the distribution of electricity more efficiently and
		inexpensively with energy usage and other vital data informing each decision through the entire energy supply channel. We believe that by using our H-Net(TM) system, energy purchasers can make precise forecasts of purchasing requirements, eliminating much of the over- and under-purchasing of energy that contributes to volatile wholesale energy prices;

	o	allow end-users who are preparing to terminate or switch
		energy service providers to use the Internet to inform the current energy service provider of the change. At a precise time, selected by the end-user, our H- Net(TM) system has the ability to read the end- user's H-Net(TM)-equipped meter, pass the information to the current energy service provider's system to produce a final bill, and disconnect the end-user's electricity. In the case of a change in an energy service provider, the data from an H-Net(TM)-equipped meter can automatically be routed to a new energy service provider; and

	o	enable lower energy costs as a result of its efficiencies,
		quicker transactions with less paperwork and reduced potential for error. Lower energy and transaction costs will assist the transition to an open, competitive market for energy.

Government Regulation

	Our H-Net(TM) system is designed to comply with a significant number of industry standards and regulations, some of which are evolving as new technologies are deployed. In the United States, our H-Net(TM) system must comply with various regulations defined by the United States Federal Communications Commission, or FCC, and Underwriters Laboratories, or other nationally-recognized test laboratories, as well as industry standards. The regulatory approval process can be time-consuming and can require the expenditure of substantial resources. We cannot assure you that the FCC will grant the requisite approvals for our H-Net(TM) system on a timely basis, or at all. The failure of our H-Net(TM) system to comply, or delays in compliance, with the various existing and evolving standards could negatively impact our ability to proliferate our H-Net(TM) system. Government regulations regarding the manufacture, sale and implementation of products and systems similar to our H- Net(TM) system and other data communications devices are subject to future change. We cannot predict what impact, if any, such changes may have upon our business.

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

	We plan to lease suitable office facilities for our operations within the Southern California area. We plan to initially utilize existing manufacturers to produce our products and will therefore likely not have a short-term need to lease or build manufacturing facilities. We intend to operate not principally as a manufacturer of products, but as a provider of comprehensive, cost-effective AMR solutions, and we plan to outsource manufacturing of the hardware employed in our H-Net(TM) system in order to achieve the highest cost- efficiencies.

Anticipated Revenues and Marketing

	Our H-Net(TM) system is designed to be a comprehensive, cost-effective AMR solution and an alternative to other AMR technologies and physical reading of meters. Our H-Net(TM) system is capable of providing meter data every fifteen minutes, twenty-four hours a day and nearly 3,000 times per month. Physical meter readings cost approximately $1.00 per meter. Our H-Net(TM) system is designed to meet the relatively low cost of physical meter reading while providing nearly 3,000 times more readings per month. We believe that our base cost to operate a fully-deployed H-Net(TM) system is approximately $.20 per meter per month, or approximately $.0000667 per reading.

	We plan to license our H-Net(TM) system technology to meter manufacturers so that they may incorporate it into their meters. We plan on deriving a small royalty per meter sold for every H-Net(TM)-equipped meter. We anticipate that the predominant source of any future revenues will be through recurring monthly service charges for reading, archiving and supplying data from H-Net(TM)-equipped meters and from providing other services described in more detail above. However, despite our belief of the cost-effectiveness and significant advantages of our H-Net(TM) system over physical meter reading practices and other AMR technologies, there can be no assurances that the market we intent to target will adopt or accept our H-Net(TM) system or that we will earn any significant revenues.

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

		H-Net(TM) system; and

	o	creation of industry awareness by implementing a public
		relations and marketing campaign along with establishing a relationship with the State of California and other states in an attempt to facilitate a long-term solution for the nation's energy needs.

	The current principal target of our marketing and sales efforts is the utility and energy service provider industries. These industries consist of a wide variety of organizations that use data communications in an automated process application, such as utilities and energy management companies. Responding to deregulation and other major changes taking place within the industry, electric power utility companies have become leading advocates in promoting the implementation of automation and technological advancement as a means of achieving cost savings as they enter the competitive arena. Utility companies are automating numerous distinct processes within their operating systems. Our H-Net(TM) system is designed for and sold for use in:

	o	the AMR context, which is intended primarily to eliminate the
		expense and inefficiencies of human meter readers and also is intended to provide data archival and delivery services as well as additional value-added services for the end-user; and

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

Competition

	Many companies have developed data transmission products designed to meet the growing demand for AMR solutions. We anticipate that our H-Net(TM) system will compete on the basis of features, price, quality, reliability, name recognition, product breadth and technical support and service. We believe that we generally will be competitive in each of these areas. However, many of our existing and potential competitors have significantly more financial, engineering, product development, manufacturing and marketing resources than we have. We cannot assure you that our competitors will not introduce comparable or superior products incorporating more advanced technology at lower prices, or that other changes in market conditions or technology will not adversely affect our ability to compete successfully in the future. We perceive the following companies as being the principal competition to our AMR solution in the form of our H-Net(TM) system:

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

	We believe that we will be the only company able to collect data transmitted from H-Net(TM)-equipped meters, thereby ensuring our competitive advantage once we are able to achieve sufficient proliferation of our H-Net(TM)-equipped meters.

Customers

	We do not currently have revenue-generating customers because we have only recently completed the development of our H-Net(TM) system for commercial production and are currently in a cost-reduction phase of development. We anticipate that once we commercially produce and install our H-Net(TM) system, our customers will include energy meter manufacturers, energy service providers, utility companies and end-users of energy.

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

Employees

	We have four full time employees and a six person advisory board. Our employees are involved in executive, corporate administration, operations, and sales and marketing functions. We also use the services of outside consultants and experts on many of our projects to help reduce costs. We consider our relations with our employees to be good. None of our employees is represented by a labor union.

ITEM 2.	DESCRIPTION OF PROPERTY.

	Our principal center of operations is located at 24730 Avenue Tibbitts, Suite 130, Valencia, California 91355. This 1,000 square foot space is leased for approximately $1,260 per month. We believe that our facilities are adequate for our needs for the near future.

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

	We believe that Mercator Momentum Fund's claims are without merit because, among other factors, we have affirmative defenses to those claims, including usury and the satisfaction of amounts owed under loan from Mercator Momentum Fund as a result of the enforcement by Mercator Momentum Fund of its security interest in shares of our common stock. We intend to vigorously defend against these claims and to pursue appropriate counterclaims against Mercator Momentum Fund. A trial date in the case has been set for March 1, 2004.

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

	During the quarter ended September 30, 2003, no matters were submitted to a vote of the holders of our securities.

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

                                                        Price Range
                                                       -------------
                                                        High    Low
                                                        ----    ---
Year Ended September 30, 2002:
        First Quarter (October 1 - December 31).... $   0.19   $ 0.095
        Second Quarter (January 1 - March 30)......     0.105    0.07
        Third Quarter (April 1 - June 30)..........     0.10     0.016
        Fourth Quarter (July 1 - September 30).....     0.036    0.007

Year Ended September 30, 2003
        First Quarter..............................  $  0.018   $0.008
        Second Quarter.............................     0.012    0.003
        Third Quarter..............................     0.007    0.0025
        Fourth Quarter.............................     0.0075   0.0025

Year Ending September 30, 2004
	Fisrt Quarter..............................  $  0.0069  $0.0022

	As of February 5, 2004, we had 727,978,328 shares of common stock outstanding and held of record by approximately 725 shareholders, and the high and low sale prices of a share of our common stock on the OTC Bulletin Board(R) on that date were $.005 and $.0045, respectively. Within the holders of record of our common stock are depositories such as Cede & Co. that hold shares of stock for brokerage firms which, in turn, hold shares of stock for beneficial owners.

	We have never paid cash dividends on our common stock and do not currently intend to pay cash dividends on our common stock in the foreseeable future. We are restricted from paying dividends on our common stock under state law, and the terms of our secured convertible debentures. We currently anticipate that we will retain any earnings for use in the continued development of our business.

	Our authorized capital stock consists of 1,000,000,000 shares of common stock, no par value per share, and 50,000,000 shares of preferred stock, $1.00 par value per share. Of the 50,000,000 authorized shares of preferred stock, 1,000,000 shares have been designated as Class A Preferred Stock, or Class A Preferred, 1,000,000 shares have been designated as Class B Preferred Stock, or Class B Preferred, and the remaining 48,000,000 shares are undesignated. As of February 5, 2004, there were 727,978,328 shares of common stock outstanding held by approximately 725 shareholders of record and 215,865 shares of Class A Preferred outstanding held by one holder of record and no shares of Class B Preferred outstanding. The following is a summary description of our capital stock.

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

	We are currently in a cost-reduction phase of the development of our H-Net(TM) system and have completed the development for commercial production of our H- Net(TM) 4.0 wireless meter reading product. We have not yet sold any H-Net(TM) systems and we do not expect any significant sales of our H-Net(TM) systems until third or fourth quarter fiscal 2004. Accordingly, we have not earned any significant revenues from the sale of H-Net(TM) systems. We have no history of revenues and have incurred significant losses since the beginning of the development of our H-Net(TM) system. We have a significant accumulated deficit and negative working capital. As a result of our financial condition, our independent auditors have issued an opinion questioning our ability to continue as a going concern.

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

Comparison of Results of Operations for the Fiscal Years Ended September 30, 2003 and 2002

	We did not generate any revenues for the fiscal years ended September 30, 2003 and September 30, 2002. Cost of sales for fiscal 2003 was $148,675 as compared to $73,667 for fiscal 2002, an increase of $75,008 or 102%. This increase in cost of sales primarily was due to an increase in production of models and prototypes of our H-Net(TM) products that are used for sales and marketing purposes.

	General and administrative expenses decreased by $436,002 or 24% to $1,372,655 for fiscal 2003 as compared to $1,808,657 for fiscal 2002. This decrease in general and administrative expenses primarily was due to a substantial decrease in consulting fees paid to outside consultants.

	Interest expense increased by $401,136 or 86% to $865,546 during fiscal 2003 as compared to $464,410 for fiscal 2002. This increase in interest expense primarily was due to an increase in borrowings under our convertible debentures and other promissory notes during fiscal 2003.

	Net loss for fiscal 2003 increased by $40,143 or 2% to $2,386,875 as compared to a net loss of $2,346,732 for fiscal 2002. The decrease in general and administrative expenses described above were substantially offset by the significant in interest expense also described above.

Liquidity and Capital Resources

	During the twelve months ended September 30, 2002 we financed our operations solely through private placements of securities. Because we have only recently completed the development of our H-Net(TM) system for commercial production and are in a cost-reduction phase of development, we have never generated any revenue from operations. Our consolidated financial statements as of and for the years ended September 30, 2003 and 2002 have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

	As of September 30, 2003, we had negative working capital of approximately $2,895,000 and an accumulated deficit of approximately $2,962,000. As of that date, we had approximately $2,300 in cash and cash equivalents. We had accounts payable and accrued compensation expenses of approximately $1,388,000 We had other liabilities, including amounts due to officers, accrued interest, notes and current portion of long term debt of approximately $1,537,000, including those issued prior to the beginning of fiscal year 2003. To the extent convertible debentures or promissory notes that we have issued are converted into shares of common stock, we will not be obligated to repay the converted amounts.

	Cash used in our operating activities totaled approximately $785,000 for the twelve months ended September 30, 2003 as compared to approximately $1,012,000 for the twelve months ended September 30, 2002. Cash used in our investing activities for the twelve months ended September 30, 2003 and September 30, 2002 was $5,300 and $6,700, respectively.

	Cash provided by our financing activities totaled $738,000 for the twelve months ended September 30, 2003 as compared to $1,067,000 for the twelve months ended September 30, 2002. We raised all of the cash provided by financing activities during the twelve months ended September 30, 2003 from the issuance of common stock, convertible debentures and/or promissory notes.

	As of March 29, 2003, we were in default in the repayment of principal of approximately $114,000 plus related interest on our secured convertible debentures due March 29, 2003; as of May 10, 2003, we were in default in the repayment of principal of approximately $150,000 plus related interest on our secured convertible debentures due May 10, 2003; as of June 17, 2003, we were in default in the repayment of principal of approximately $300,000 plus related interest on our secured convertible debentures due June 17, 2003; and as of November 27, 2003 we were in default in the repayment of principal of approximately $200,000 plus related interest on our secured convertible debentures due November 27, 2003. As of February 5, 2004, each of these defaults was continuing and we were in default under convertible debentures in the aggregate principal amount of approximately $764,000 plus related interest on those debentures. As of February 5, 2004, we also were in default under our obligations to register for resale shares of our common stock underlying certain of our outstanding convertible debentures. In addition, as of February 5, 2004, we also were in default under our obligations to make quarterly interest payments under all of our outstanding convertible debentures issued prior to December 31, 2003. As of February 5, 2004, as a result of the above defaults, the holders of our secured convertible debentures were entitled to pursue their rights to foreclose upon their security interest in all of our assets.

	We plan to register for resale with the Securities and Exchange Commission a portion of the shares of common stock underlying the convertible debentures under which we are in default and expect that the convertible debentures ultimately will be converted into shares of our common stock and that we therefore will not be obligated to repay the outstanding principal and accrued and unpaid interest amounts on those debentures.

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

	We believe that Mercator Momentum Fund's claims are without merit because, among other factors, we have affirmative defenses to those claims, including usury and the satisfaction of amounts owed under loan from Mercator Momentum Fund as a result of the enforcement by Mercator Momentum Fund of its security interest in shares of our common stock. We intend to vigorously defend against these claims and to pursue appropriate counterclaims against Mercator Momentum Fund. A trial date in the case has been set for March 1, 2004.

	Due to the size of the amount owed to Mercator Momentum Fund and our poor financial condition, an adverse decision in the litigation against us could have a materially negative impact on our financial condition and business prospects, including the deployment of our H- Net(TM) system.

	In April 2001, we issued an 8% Convertible Note to Laurus Master Fund, Ltd., or Laurus, in the principal amount of $300,000. We have been unable to repay the amounts owed under this note and we have failed to satisfy our obligation to register for resale the shares of common stock underlying this note. On February 15, 2002, and as amended on April 2, 2002, we agreed to terms with Laurus regarding our obligations under this note. Under the terms of this agreement, we paid to Laurus $100,000 in cash on February 19, 2002 and $50,000 in cash on April 5, 2002. However, we have not met all the terms of the February 15, 2002 agreement, as well as, the original terms under the April 2001 Convertible Note. We are currently working with Laurus to pay down the remaining balance of the original April 2001 Convertible Note. As of September 30, 2003, approximately $6,850 of principal and accrued and unpaid interest under the original note remained outstanding. As of February 5, 2004, approximately $7,000 of principal and accrued and unpaid interest under this note remained outstanding.

	In March 2002, we issued $300,000 of our secured convertible debentures to four accredited investors in the first stage of a three-stage offering. The secured convertible debentures were due March 29, 2003 and provide for interest at the rate of 12% per annum. The secured convertible debentures were accompanied by warrants to purchase up to an aggregate of 1,500,000 shares of common stock. The net proceeds of that offering, after payment of related expenses, were approximately $225,000. As of February 5,

2004, an aggregate of $113,590 of principal plus related accrued and unpaid interest relating to the debentures issued in March 2002 remained outstanding.

	In May 2002, we issued $150,000 of our secured convertible debentures to four accredited investors in the second stage of a three-stage offering. The secured convertible debentures were due May 10, 2003 and provide for interest at the rate of 12% per annum. The secured convertible debentures were accompanied by warrants to purchase up to an aggregate of 750,000 shares of common stock. The net proceeds of that offering, after payment of related expenses, were approximately $140,000. As of February 5, 2004, an aggregate of $150,000 of principal plus related accrued and unpaid interest relating to the debentures issued in May 2002 remained outstanding.

	In June 2002, we issued $300,000 of our secured convertible debentures to four accredited investors in the third stage of a three-stage offering. The secured convertible debentures were due June 17, 2003 and provide for interest at the rate of 12% per annum. The secured convertible debentures were accompanied by warrants to purchase up to an aggregate of 1,500,000 shares of common stock. The net proceeds of that offering, after payment of related expenses, were approximately $237,500. As of February 5, 2004, an aggregate of $300,000 of principal plus related accrued and unpaid interest relating to the debentures issued in June 2002 remained outstanding.

	In November 2002, we issued $200,000 of our secured convertible debentures to three accredited investors in the first stage of a three-stage offering. The secured convertible debentures were due November 27, 2003 and provide for interest at the rate of 12% per annum. The secured convertible debentures were accompanied by warrants to purchase up to an aggregate of 1,000,000 shares of common stock. The net proceeds of that offering, after payment of related expenses, were approximately $145,000. As of February 5, 2004, an aggregate of approximately $7,350 of principal plus related accrued and unpaid interest relating to the debentures issued in November 2002 remained outstanding.

	In March 2003, we issued $150,000 of our secured convertible debentures to three accredited investors in the second stage of a three-stage offering. The secured convertible debentures are due March 3, 2004 and provide for interest at the rate of 12% per annum. The secured convertible debentures were accompanied by warrants to purchase up to an aggregate of 750,000 shares of common stock. The net proceeds of that offering, after payment of related expenses, were approximately $100,000. As of February 5, 2004, an aggregate of $150,000 of principal plus related accrued and unpaid interest relating to the debentures issued in March 2003 remained outstanding.

	In May 2003, we issued $150,000 of our secured convertible debentures to three accredited investors in the second stage of a three-stage offering. The secured convertible debentures are due May 12, 2004 and provide for interest at the rate of 12% per annum. The secured convertible debentures were accompanied by warrants to purchase up to an aggregate of 750,000 shares of common stock. The net proceeds of that offering, after payment of related expenses, were approximately $100,000. As of February 5, 2004, an aggregate of $150,000 of principal plus related accrued and unpaid interest relating to the debentures issued in May 2003 remained outstanding.

	In November 2003, we issued $100,000 of our secured convertible debentures to three accredited investors in the first stage of a five-stage offering. The secured convertible debentures are due November 25, 2004 and provide for interest at the rate of 12% per annum. The secured convertible debentures were accompanied by warrants to purchase up to an aggregate of 500,000 shares of common stock. The net proceeds of that offering, after payment of related expenses, were approximately $75,000. The investors may purchase an aggregate of an additional $200,000 of our secured convertible debentures and warrants to purchase up to 1,000,000 shares of common stock through an investment of $50,000 in each of the four months subsequent to November 2003. As of February 5, 2004, an aggregate of approximately $100,000 of principal plus related accrued and unpaid interest relating to the debentures issued in November 2003 remained outstanding.

	On December 3, 2003, we issued $50,000 of our secured convertible debentures to three accredited investors in the second stage of a five-stage offering. The secured convertible debentures are due December 3, 2004 and provide for interest at the rate of 12% per annum. The secured convertible debentures were accompanied by warrants to purchase up to an aggregate of 250,000 shares of common stock. The net proceeds of that offering, after payment of related expenses, were approximately $31,000. As of February 5, 2004, an aggregate of $50,000 of principal plus related accrued and unpaid interest relating to the debentures issued on December 3, 2003 remained outstanding.

	On December 31, 2003, we issued $50,000 of our secured convertible debentures to three accredited investors in the third stage of a five-stage offering. The secured convertible debentures are due December 31, 2004 and provide for interest at the rate of 12% per annum. The secured convertible debentures were accompanied by warrants to purchase up to an aggregate of 250,000 shares of common stock. The net proceeds of that offering, after payment of related expenses, were approximately $39,000. As of February 5, 2004, an aggregate of $50,000 of principal plus related accrued and unpaid interest relating to the debentures issued on December 31, 2003 remained outstanding.

	As of February 5, 2004, we had a loan outstanding and due on demand in an amount equal to approximately $8,800. This loan accrues interest at an annual rate of 18% and was made by Robert Spigno, our President and Chief Executive Officer and a member of our board of directors. As of that date we also had a loan outstanding and due on demand in an amount equal to approximately $56,300. This loan accrues interest at an annual rate of 18% and was made by Patricia Spigno, our Chief Financial Officer and Secretary.

	As of February 5, 2004, we had a promissory note outstanding and due September 1, 2004, payable in the approximate amount of $178,860. This note bears interest at an annual rate of 18%.

	Our continued operations are dependent on securing additional sources of liquidity through debt and/or equity financing.

	As indicated above, our consolidated financial statements as of and for the years ended September 30, 2003 and 2002 have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As discussed in this document and in Note 1 to our consolidated financial statements for the years ended September 30, 2003 and 2002, we have suffered recurring losses from operations and at September 30, 2003 had net capital and working capital deficiencies. These factors, among others, raised substantial doubt about our ability to continue as a going concern and led our independent certified public accountants to modify their unqualified opinion to include an explanatory paragraph related to our ability to continue as a going concern. The consolidated financial statements included in this document do not include any adjustments that might result from the outcome of this uncertainty.

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

	We have not yet sold any H-Net(TM) systems and we do not expect any significant sales of our H-Net(TM) systems until third or fourth quarter fiscal 2004. We believe that if we are successful in deploying our H-Net(TM) system, we will begin to generate revenues from our business activities.

Risk Factors

	An investment in our common stock involves a high degree of risk. In addition to the other information in this report, you should carefully consider the following risk factors before deciding to invest in shares of our common stock. If any of the following risks actually materializes, it is likely that our business, financial condition and operating results would be harmed. As a result, the trading price of our common stock could decline, and you could lose part or all of your investment.

	We have no history of revenues, have incurred significant losses, expect continued losses and may never achieve profitably. If we continue to incur losses, we may have to curtail our operations, which may prevent us from successfully deploying our H-Net(TM) wireless meter reading system.

	We have no history of revenues, have not been profitable and expect continued losses. Historically, we have relied upon cash from financing activities to fund all of the cash requirements of our activities and have incurred significant losses and experienced negative cash flow. As of September 30, 2003, we had an accumulated deficit of approximately $2,962,000. For our fiscal year ended September 30, 2003, we incurred a net loss of approximately $2,387,000 and for our fiscal year ended September 30, 2002, we incurred a net loss of approximately $2,347,000. We cannot predict when we will become profitable or if we ever will become profitable, and we may continue to incur losses for an indeterminate period of time and may never achieve or sustain profitability. An extended period of losses and negative cash flow may prevent us from successfully deploying our H-Net(TM) wireless meter reading system, or our H-Net(TM) system, and operating or expanding our business. As a result of our financial condition, our independent auditors have issued an opinion questioning our ability to continue as a going concern.

	Our significant losses have resulted principally from costs incurred in connection with the development of our H-Net(TM) system and from costs associated with our administrative activities. We expect our operating expenses to dramatically increase as a result of our planned deployment of our H-Net(TM) system. Since we have only recently completed the development of our H-Net(TM) system, have no operating history and no existing sources of revenues, we cannot assure you that our business will ever become profitable or that we will ever generate sufficient revenues to meet our expenses and support our planned activities. Even if we are able to achieve profitability, we may be unable to sustain or increase our profitability on a quarterly or annual basis.

	Our independent auditors have issued a report questioning our ability to continue as a going concern. This report may impair our ability to raise additional financing and adversely affect the price of our common stock.

	The report of our independent auditors contained in our financial statements for the years ended September 30, 2003 and 2002 includes a paragraph that explains that we have incurred substantial losses and have a working capital deficit. This report raises substantial doubt about our ability to continue as a going concern. Reports of independent auditors questioning a company's ability to continue as a going concern are generally viewed unfavorably by analysts and investors. This report may make it difficult for us to raise additional debt or equity financing necessary to continue the development and deployment of our H-Net(TM) system. We urge potential investors to review this report before making a decision to invest in ConectiSys.

	Without substantial additional financing, we may be unable to achieve the objectives of our current business strategy, which could force us to delay, curtail or eliminate our product and service development programs.

	We require additional financing to produce cost-reduced hardware for our H-Net(TM) system capable of large-scale manufacturing. We also require additional funding to obtain and implement contracts and joint venture agreements with meter manufacturers. If we are unable to obtain this financing, we could be forced to delay, curtail or eliminate certain product and service development programs or entirely abandon our planned deployment of our H-Net(TM) system. In addition, our inability to obtain financing could have such a material adverse effect on our business, prospects, results of operations or financial condition, that we may be forced to restructure, file for bankruptcy, sell assets or cease operations entirely, any of which could jeopardize an investment in our common stock.

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

	In 1997, the Securities and Exchange Commission filed suit in the United States District Court in the Central District of California against ConectiSys and another individual seeking permanent injunctions and civil penalties based on alleged violations of Sections 5(a), 5(c) and 17(a)(1)-(3) of the Securities Act of 1933, Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder in connection with the sale of common stock of ConectiSys in 1996. In March 1999, we agreed with the Securities and Exchange Commission to the terms of a settlement of its litigation against us. Under the terms of that settlement, we dismissed our then-pending appeal of a judgment against us in favor of the Securities and Exchange Commission and accepted a permanent injunction against us prohibiting actions that would violate federal securities laws in connection with the offer, purchase or sale of securities. The Securities and Exchange Commission agreed to waive a requirement of the judgment under appeal that we disgorge $175,000 of proceeds from the sale of our common stock due to our inability to pay this amount. On March 9, 1999, an amended final judgment of permanent injunction and other relief memorializing these agreements was entered in connection with the execution by us of a consent to entry of injunction. An injunction of this nature is viewed unfavorably by analysts and investors and may make it more difficult for us to raise additional debt or equity financing necessary to run our business.

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

	We have a limited operating history of approximately eight years and very limited operating experience; therefore, regardless of the viability or market acceptance of our H-Net(TM) system, we may be unable to achieve profitability or realize our other business goals.

	Our H-Net(TM) system is the result of a new venture. We have been engaged in research and development of automatic meter reading technologies since 1995, and we have only recently completed limited pilot programs for our first and only product, our H-Net(TM) automatic meter reading system. We have generated no operating revenues from our H-Net(TM) system and have not commenced any of the widespread marketing and other functions that we anticipate will be required for successful deployment of our H-Net(TM) system. Deployment of our H- Net(TM) system will involve large-scale cost-reduction manufacturing runs for the production of the components employed in our H-Net(TM) system. Our success will depend in large part on our ability to deal with the problems, expenses and delays frequently associated with bringing a new product to market. Because we have little experience in the deployment and operational aspects of automatic meter reading technologies, we may be unable to successfully deploy and operate our H-Net(TM) system even if our H-Net(TM) system proves to be a viable automatic meter reading solution and achieves market acceptance. Consequently, we may be unable to achieve profitability or realize our other business goals.

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

	We have recently completed the development of our H-Net(TM) system for commercial production but remain in a cost-reduction phase of development, and although we do not currently have revenue-generating operations, our strategy envisions a period of rapid growth that may impose a significant burden on our administrative and operational resources. Our ability to effectively manage growth will require us to substantially expand the capabilities of our administrative and operational resources and to attract, train, manage and retain qualified engineers, technicians, salespersons and other personnel. There can be no assurance that we will be able to do so. If we are unable to successfully manage our growth, our business, prospects, results of operations and financial condition could be materially and adversely affected.

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

	As of February 5, 2004, we had outstanding 727,978,328 shares of common stock, of which all but approximately 530,000,000 shares were unrestricted under the Securities Act of 1933. As of February 5, 2004, we also had outstanding options, warrants, promissory notes, convertible debentures and preferred stock that were exercisable for or convertible into approximately 818,000,000 shares of common stock, approximately 795,000,000 of which are covered by registration rights. Sales of a substantial number of shares of our common stock in the public market, or the perception that sales could occur, could adversely affect the market price of our common stock. Any adverse effect on the market price of our common stock could make it difficult for us to raise additional capital through sales of equity securities at a time and at a price that we deem appropriate.

	Conversion or exercise of our outstanding derivative securities could substantially dilute your investment because the conversion and exercise prices of those securities and/or the number of shares of common stock issuable upon conversion or exercise of those securities are subject to adjustment.

	We have issued various notes, debentures and warrants that are convertible or exercisable at prices that are subject to adjustment due to a variety of factors, including fluctuations in the market price of our common stock and the issuance of securities at an exercise or conversion price less than the then-current exercise or conversion price of those notes, debentures or warrants. As of February 5, 2004, the closing price of a share of our common stock on the OTC Bulletin Board(R) was $.0048. On that date, our notes, debentures and warrants outstanding with adjustable conversion and/or exercise prices were convertible or exercisable into approximately 798,000,000 shares of our common stock. The number of shares of common stock that these adjustable securities ultimately may be converted into or exercised for could prove to be greater than this amount if the market price of our common stock declines. You could, therefore, experience substantial dilution of your investment as a result of the conversion or exercise of our outstanding derivative securities.

	The applicable conversion price of our debentures and a convertible promissory note issued to certain security holders is variable and does not have a lower-limit, therefore the dilutive effect to our existing security holders is theoretically limitless. However, because the variable conversion price of these debentures and convertible promissory note has an upper limit, an increase in the trading price of a share of our common stock will result in a limited benefit to existing security holders with respect to the conversion of these debentures and the convertible promissory note. The following table sets forth the number of shares issuable upon conversion of the principal portion of the debentures and the convertible promissory note issued to certain security holders and outstanding as of February 5, 2004, based upon the indicated hypothetical trading prices:


                                         Approximate         Percentage
Hypothetical       Conversion           Number of Shares    of Company's
Trading Price      Price (1)              Issuable(2)       Common Stock (3)
-------------     -----------------    -----------------   ---------------
   $.0100             $.004             268,000,000            26.9%
   $.0075             $.003             357,000,000            32.9%
   $.0050             $.002             536,000,000            42.4%
   $.0025             $.001           1,071,000,000            59.5%
_______________

	(1)	The conversion price of our debentures and the convertible
		promissory note is the lower of 40% of the average of the three lowest intraday trading prices of a share of our common stock on the OTC Bulletin Board(R) during the twenty trading days immediately preceding the conversion date, and either (a) $.06 for the March, May and June 2002 convertible debentures,
		(b) $.01 for the November 2002, March and May 2003 convertible debentures, or (c) $.005 for the November and December 2003 convertible debentures. As of February 5, 2004, the applicable conversion price was $.00155.

	(2)	Our current authorized capital allows us to issue a maximum of
	        1,000,000,000 shares of common stock.

	(3)	Amounts are based on 727,978,328 shares of our common stock
		outstanding as of February 5, 2004 plus the corresponding number of shares issuable. Each of the holders of our convertible debentures may not convert our debentures into more than 4.9% of our then-outstanding common stock; however, the holders may waive the 4.9% limitation, thus allowing the conversion of their debentures into a number of shares of common stock in excess of 4.9% of our then-outstanding common stock.

	The holders of certain of our convertible debentures may elect to receive payment for accrued and unpaid interest on our convertible debentures in shares of our common stock based on the conversion price and on the same terms described above with respect to conversions of the principal portion of these debentures. As a result of conversions of the principal or interest portion of our convertible debentures and related sales of our common stock by the holders of our convertible debentures, the market price of our common stock could be depressed, thereby resulting in a significant increase in the number of shares issuable upon conversion of the principal and interest portions of these debentures. You could, therefore, experience substantial dilution of your investment as a result of the conversion of the principal or interest portions of our convertible debentures.

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

	The stock market as a whole and individual stocks historically have experienced extreme price and volume fluctuations, which often have been unrelated to the performance of the related corporations. During the three months ended September 30, 2003, the high and low closing bid prices of our common stock were $.0069 and $.0022, respectively. The market price of our common stock may exhibit significant fluctuations in the future response to various factors, many of which are beyond our control and which include:

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

	Provisions of our articles of incorporation and bylaws may delay or frustrate the removal of incumbent directors and may prevent or delay a merger, tender offer or proxy contest involving ConectiSys that is not approved by our board of directors, even if those events may be beneficial to the interests of our shareholders. For example, as of February 5, 2004, Robert
A. Spigno, our Chairman of the Board and Chief Executive Officer, was the holder of 215,865 shares of our Class A Preferred Stock. As of that date, Mr. Spigno also held an option, exercisable at $1.00 per share until its expiration on December 1, 2005, to purchase up to 234,155 additional shares of our Class A Preferred Stock. Under our articles of incorporation, each share of Class A Preferred Stock is entitled to 100 votes per share on all matters presented to our shareholders for action. Consequently, Mr. Spigno may have sufficient voting power to control the outcome of all corporate matters submitted to the vote of our common shareholders. Those matters could include the election of directors, changes in the size and composition of the board of directors, and mergers and other business combinations involving ConectiSys. In addition, through his control of the board of directors and voting power, Mr. Spigno may be able to control certain decisions, including decisions regarding the qualification and appointment of officers, dividend policy, access to capital (including borrowing from third-party lenders and the issuance of additional equity securities), and the acquisition or disposition of assets by ConectiSys. Also, the concentration of voting power in the hands of Mr. Spigno could have the effect of delaying or preventing a change in control of ConectiSys, even if the change in control would benefit our shareholders, and may adversely affect the market price of our common stock.

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

ITEM 7.	FINANCIAL STATEMENTS.

	Our consolidated financial statements are filed with and begin on page F-1 of this report.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL DISCLOSURES.

	None.

                               PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
        COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Directors and Executive Officers

	The directors and executive officers of ConectiSys and their ages, positions, business experience and education as of February 5, 2004 are as follows:



         Name	        Age	Position

Robert A. Spigno (1)	49	Chairman of the Board, Chief
                                Executive Officer and Director

Lawrence Muirhead (1)	44	Chief Technology Officer and Director

Patricia A. Spigno	46	Chief Financial Officer, Treasurer and
                                Secretary

Melissa McGough (1)	27	Corporate Administrator and Director
_______________

   (1)	Member of Stock Option Committee.

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

   Executive Officer

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

	Dr. Fredric Bruaner was appointed to serve as an advisor to our board of directors in October 2003. Dr. Brauner is a doctor of medicine, specializing in dermatology. He graduated from the University of Vienna and became a doctor in 1977. Dr. Brauner, took over his father's practice in 1983 at the University Clinic of Dermatology in Vienna. Dr. Brauner is a key investor in ConectiSys and is leading our efforts to expand H-Net to fit the European marketplace.

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

	Based solely upon a review of copies of these reports furnished to us during 2003 and thereafter, or written representations received by us from reporting persons that no other reports were required, we believe that all
Section 16(a) filing requirements applicable to our reporting persons during 2003 were complied with, except as described below.

	The following individuals neglected to prepare and timely file the following numbers of Forms 4 to report the following numbers of transactions:
Mr. Robert Spigno - 2 reports, 2 transactions; Mr. Lawrence Muirhead - 1 report, 1 transaction; and Melissa McGough - 1 report, 1 transaction.

ITEM 10.	EXECUTIVE COMPENSATION.

Compensation of Executive Officers

	The Summary Compensation Table below provides information concerning the annual and long-term compensation for services in all capacities to ConectiSys of our Chief Executive Officer, our Chief Technology Officer and our Chief Financial Officer, or the named executives, during the years ended September 30, 2003, 2002 and 2001. There were no other executive officers whose annual salary and bonus compensation exceeded $100,000 during the year ended September 30, 2003.


                                   SUMMARY COMPENSATION TABLE

                                                             Long-Term
                                                            Compensation
                                                            ------------
                                                              Awards
                                                            ------------
                                Annual Compensation          Securities
     Name and                                                Underlying      All Other
     Principal Position       Year     Salary($) Bonus($)(1)  Options(#)   Compensation ($)
     -------------------      -------  --------- ----------- ------------  ----------------
     Robert A. Spigno,        2003     $160,000  $80,000        --               --
     Chief Executive Officer  2002     $160,000  $80,000        --               --
                              2001     $160,000  $80,000      6,453,634          --

     Lawrence Muirhead,       2003     $150,000    --           --               --
     Chief Technology Officer 2002     $150,000    --           --               --
                              2001     $150,000    --         2,000,000          --

     Patricia A. Spigno,      2003     $ 80,000  $40,000        --               --
     Chief Financial Officer  2002     $ 80,000  $40,000        --               --
     and Secretary            2001     $ 80,000  $40,000       500,000           --
_______________

	(1)	Amounts represent bonus earned, but deferred and recorded on
		the books and records of ConectiSys as accrued compensation.
		Amounts are payable in common stock of ConectiSys based on a
		conversion price equivalent to 50% of the average closing bid
		and ask prices of a share of ConectiSys common stock for the
		30 days prior to the end of the year in which such bonus was
		earned.

Stock Option Grants in 2003

	In fiscal 2003, no options or stock appreciation rights were granted to the named executives.

Option Exercises and Fiscal Year-End Values

	The following table sets forth the number of shares acquired and value realized upon exercise of options during the fiscal year ended September 30, 2003 and the number of exercisable and unexercisable in- the-money stock options and their values at September 30, 2003 for the named executives. An option is "in-the-money" if the fair market value for the underlying securities exceeds the exercise price of the option.

              Option Table
                                    Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

                                                              Number of Securities Underlying      Value ($)of Unexercised
                                Shares                               Unexercised Options           In-the-Money Options at
                                Acquired on     Value                September 30, 2002             September 30, 2002 (1)
     Name                       Exercise       Realized ($)   Exercisable(#) Unexercisable(#)    Exercisable    Unexercisable
     ---------------------      ------------    ------------   -------------- ----------------  --------------  ----------------
     Robert A. Spigno              ---             ---          6,453,634          ---               ---             ---
     Lawrence Muirhead             ---             ---             ---          2,000,000            ---             ---
     Patricia Spigno               ---             ---           500,000           ---               ---             ---
	_______________
	(1)	The closing sale price of our common stock on the OTC Bulletin Board(R) as of September 30, 2003 was $.0044.


Long-Term Incentive Plan Awards

	In fiscal 2003, no awards were given to named executives under long-term incentive plans.

Compensation of Directors

	Our directors do not receive any compensation in their capacity as members of the board of directors, but may be reimbursed for reasonable expenses incurred in connection with attendance of meetings of the board of directors.

	The advisors to our board of directors each receive 250,000 shares of common stock as annual compensation for their advisory services.

Repricing of Options and SARs

	Except as specified below, no adjustments to or repricing of stock options or stock appreciation rights previously awarded to the named executives occurred in fiscal 2003.

	On December 30, 2003, we repriced Robert Spigno's fully-vested option to purchase up to 500,000 shares of Class B Preferred Stock from $.50 per share to $.05 per share.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

	The following table sets forth, as of February 5, 2004, certain information with respect to (i) each director of our company, (ii) the named executives, and (iii) all directors and executive officers of our company as a group, and (iv) each person known to our company to be the beneficial owner of more than 5% of our common stock. The information with respect to each person specified is as supplied or confirmed by such person or based upon statements filed with the Commission.

Name and Address of             Title of        Amount and Nature of
of Beneficial Owner (1)(2)        Class         Beneficial Ownership(2)     Percent of Class)
--------------------------     ---------       -------------------------   ------------------
Robert A. Spigno                Common                31,123,164(3)                4.16%
                                Class A Preferred        450,020(4)              100.00%
                                Class B Preferred        500,000(5)              100.00%

Patricia A. Spigno              Common                12,267,340(6)                1.66%

Lawrence Muirhead               Common                   971,393                    *

Melissa McGough                 Common                   454,138(7)                 *

All directors and executive
officers as a group
(4 persons)                     Common                44,816,035(8)                 5.92%
                                Class A Preferred        450,020(4)               100.00%
                                Class B Preferred        500,000(5)               100.00%
	_______________
	*	Less than 1.00%

	(1)	The address of each director and executive officer named in
		this table is c/o ConectiSys Corporation, 24730 Avenue
		Tibbitts, Suite 130, Valencia, California 91355. Mr. Spigno
		and Mr. Muirhead are directors and executive officers of
		ConectiSys. Ms. McGough is a director of ConectiSys. Ms.
		Spigno is an executive officer of ConectiSys.

	(2)	Beneficial ownership is determined in accordance with the
		rules of the Securities and Exchange Commission and generally
		includes voting or investment power with respect to
		securities. Except as indicated by footnote, and subject to
		community property laws where applicable, the persons named in
		the table above have sole voting and investment power with
		respect to all shares of common stock shown as beneficially
		owned by them. Shares of common stock subject to options
		currently exercisable, or exercisable within 60 days after
		February 5, 2004, are deemed to be outstanding in calculating
		the percentage ownership of a person or group but are not
		deemed to be outstanding as to any other person or group.

	(3)	Includes 1,443,654 shares underlying options and 5,000,000
		shares issuable upon conversion of Class B Preferred Stock.
		Mr. Spigno holds an option to purchase Class B Preferred
		Stock. Also includes 19,686,954 shares issuable in connection
		with payment of annual bonuses for fiscal years 2000 through
		2003.

	(4)	Includes an option to purchase up to 234,155 shares of Class A
		Preferred Stock.

	(5)	Represents an option to purchase up to 500,000 shares of Class
		B Preferred Stock.

	(6)	Includes 500,000 shares underlying options. Also includes
		9,843,477 shares issuable in connection with payment of annual
		bonuses for fiscal years 2000 through 2003.

	(7)	Includes 100,000 shares underlying options.

	(8)	Includes 2,043,654 shares underlying options and 5,000,000
		shares issuable upon conversion of Class B Preferred Stock.
		Also includes 29,530,431 shares issuable in connection with
		payment of annual bonuses for fiscal years 2000 through 2003.

Equity Compensation Plan Information

	The following table gives information about our common stock that may be issued upon the exercise of options, warrants and rights under our Amended Non-Qualified Stock Option and Stock Bonus Plan as well as stock options, warrants and rights issued outside of any formal plan as of September 30, 2003.

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

	In October 1995, our board of directors set the compensation for Robert A. Spigno, our Chairman of the Board and Chief Executive Officer. Mr. Spigno has executed an employment agreement with ConectiSys effective October 2, 1995, as amended by employment agreement amendments effective July 24, 1996, August 11, 1997, September 1, 1999 and March 27, 2000 that provide for annual salary of $160,000 and a performance bonus of up to 50% of Mr. Spigno's annual salary. On March 27, 2000, Mr. Spigno was granted a fully-vested five-year option to purchase up to 2,000,000 shares of common stock at an exercise price of $.3864 per share, which was 50% of the closing price of a share of our common stock on that date. On September 30, 1999, Mr. Spigno was granted a fully-vested three-year option to purchase up to 500,000 shares of Class B Preferred Stock at an exercise price of $5.00 per share, which is $.50 per share of common stock on an as-converted basis, which was the closing price of a share of our common stock on that date. On September 11, 2001, the expiration date of this option was extended to November 1, 2004 and the exercise price per share was reduced to $2.50 per share, which is $.25 per share of common stock on an as- converted basis, which was the closing price of a share of our common stock on that date. On October 21, 2001 Mr. Spigno was granted a fully-vested three- year option to purchase up to 310,000 shares of Class A Preferred Stock at an exercise price of $1.00 per share, which was the estimated value of the Class A Preferred Stock on that date. On June 28, 2002, we repriced Mr. Spigno's fully-vested option to purchase up to 500,000 shares of Class B Preferred Stock from an exercise price of $2.50 per share to an exercise price of $.50 per share. The exercise price of $.50 per share equates to $.05 per share of common stock if the Class B Preferred Stock were converted, which was in excess of the price of our common stock on that date.

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

	At September 30, 2000, Robert Spigno had made cumulative cash advances to ConectiSys of $75,000. On October 1, 2000, these advances were memorialized in a revolving promissory note, executed by ConectiSys in favor of Mr. Spigno, due on demand, at an annual interest rate of 18%. During the year ended September 30, 2001, additional cash advances were made by Mr. Spigno under this note in the amount of $20,000 and we repaid an aggregate of $50,000 to Mr. Spigno on this note. As of September 30, 2001, total accrued and unpaid interest was $11,880, resulting in a $56,880 balance under the note. On September 30, 2001, we executed a new promissory note due September 1, 2002 initially in that amount. For the year ended September 30, 2000, we incurred interest expenses in the amount of $21,766, including $10,583 associated with the assumption by Mr. Spigno of a promissory note due S.W. Carver Corporation, which was repaid in May 2000. On September 1, 2002, we executed a new promissory note due September 1, 2003 initially in the aggregate amounts owed to Mr. Spigno as of that date. As of September 30, 2003, approximately $36,920 of principal and accrued and unpaid interest under the original note remained outstanding to Mr. Spigno. As of February 5, 2004, approximately $8,800 of principal and accrued and unpaid interest under this note remained outstanding. The loan balance is currently due on demand and continues to accrue interest at the annual rate of 18%.

	At September 30, 2000, Patricia Spigno had made cumulative cash advances to ConectiSys of $61,945, under a revolving promissory note effective October 1, 2000, executed by ConectiSys in favor of Ms. Spigno, due on demand, at an annual interest rate of 18%. During the year ended September 30, 2001, we repaid an aggregate of $40,681 to Ms. Spigno on this note. As of September 30, 2001, total accrued and unpaid interest was $4,610, resulting in a $25,874 balance under the note. On September 30, 2001, we executed a new promissory note due September 1, 2002 initially in that amount. Ms. Spigno also borrowed on a personal credit card for our benefit in the amount of $18,455, bringing our total obligation due Ms. Spigno at September 30, 2001 to $44,329. During the year ended September 30, 2002, additional loan advances from Ms. Spigno were $19,500 and accrued interest was $2,269 and we repaid $39,500, resulting in an aggregate loan balance due at September 30, 2002 of $8,143. The aggregate amount due Ms. Spigno under these arrangements as of September 30, 2003 was $52,165. As of February 5, 2004, approximately $56,295 of principal and accrued and unpaid interest under this note remained outstanding. The loan balance is currently due on demand and continues to accrue interest at the annual rate of 18%.

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

	On December 10, 2003, Mr. Spigno exercised a portion of an option to purchase 15,845 shares of Class A Preferred Stock for $1.00 per share, which was the estimated value on that date.

	On January 6, 2004, we repriced Robert Spigno's fully-vested option to purchase up to 500,000 shares of Class B Preferred Stock from an exercise price of $0.50 per share to an exercise price of $.05 per share. The exercise price of $.05 per share equates to $.005 per share of common stock if the Class B Preferred Stock were converted, which was in excess of the price of our common stock on that date.

	We are or have been a party to various employment, consulting and compensation arrangements with related parties, as more particularly described above under the headings "Management-Compensation of Executive Officers" and "Management- Compensation of Directors."

ITEM 13.	EXHIBITS AND REPORTS ON FORM 8-K.

(a)	Exhibits.

	Reference is made to the Index to Exhibits that follows the consolidated financial statements contained in this report.

(b)	Reports on Form 8-K.

	During the quarter ended September 30, 2003, the Registrant did not file any current reports on Form 8-K.

ITEM 14.	CONTROLS AND PROCEDURES.

	Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have concluded, based on their evaluations as of September 30, 2003 and February 10, 2004 ("Evaluation Dates"), that the design and operation of our "disclosure controls and procedures" (as defined in Rules 13a- 14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended ("Exchange Act")) are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated, recorded, processed, summarized and reported to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding whether or not disclosure is required.

	There were no significant changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to the Evaluation Date, nor were there any significant deficiencies or material weaknesses in our internal controls. As a result, no corrective actions were required or undertaken.

                           CONECTISYS CORPORATION

                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                        Page
                                                                        ----
Consolidated Financial Statements As Of And For The Years Ended
     September 30, 2003 and 2002

Report of Independent Certified Public Accountants......................F-1-2

Consolidated Balance Sheet for the Year Ended September 30, 2003........F-3-4

Consolidated Statements of Operations for the Years
     Ended September 30, 2003 and 2002..................................F-5

Consolidated Statements of Shareholders' Equity (Deficit)
   for the Years Ended September 30, 2003 and 2002......................F-6-12

Consolidated Statements of Cash Flows for the Years Ended
     September 30, 2003 and 2002........................................F-13-15

Notes to Consolidated Financial Statements for the Years Ended
     September 30, 2003 and 2002........................................F-16-52


INDEPENDENT AUDITORS' REPORT

Board of Directors
Conectisys Corporation and Subsidiaries
Valencia, California

We have audited the accompanying consolidated balance sheet of Conectisys Corporation and Subsidiaries (a development stage company) (the "Company") as of September 30, 2003, and the related consolidated statements of operations, changes in shareholders' equity (deficit), and cash flows for the years ended September 30, 2003 and 2002, and the cumulative period from December 1, 1990 (inception of development stage) through September 30, 2003, except that we did not audit these financial statements for the period December 1, 1990 (inception of development stage) through November 30, 1997; these financial statements were audited by other auditors, whose reports dated March 6, 1998 (for the period December 1, 1994 through November 30, 1997) and January 9, 1995 (for the period December 1, 1990 (inception of development stage) through November 30, 1994), respectively, expressed a going concern uncertainty.
These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Conectisys Corporation and Subsidiaries as of September 30, 2003, and the results of their operations and their cash flows for the years ended September 30, 2003 and 2002, and the cumulative period from December 1, 1990 (inception of development stage) through September 30, 2003, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a deficiency in working capital at September 30, 2003. These matters raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                         Hurley & Company


Granada Hills, California
January 6, 2004

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) CONSOLIDATED BALANCE SHEET September 30, 2003




ASSETS

Current assets:
Cash and cash equivalents                            $     2,282
     Debt issuance costs - current, net of
       accumulated amortization of $275,448               27,896
                                                     -----------
Total current assets                                      30,178

Property and equipment, net of
     accumulated depreciation of $304,553                 32,476

Other assets:
License rights and technology, net of
  accumulated amortization of $421,4     78                  -
                                                     -----------

     Total assets                                    $    62,654
                                                     ===========


The accompanying notes are an integral part of these consolidated financial statements.

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) CONSOLIDATED BALANCE SHEET (continued)
September 30, 2003


LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
  Accounts payable                                   $    274,746
  Accrued compensation                                  1,113,620
  Due to officers                                          92,121
  Accrued interest                                        339,965
  Other current liabilities                                14,410
  Notes payable and
    current portion of long-term debt                   1,090,597
                                                     ------------
Total current liabilities                               2,925,459

Long-term debt, net of current portion                     99,615

Commitments and contingencies                                 -

SHAREHOLDERS' DEFICIT:

Preferred stock - Class A, $1.00 par value;
  1,000,000 shares authorized, 200,020
  shares issued and outstanding                           200,020
Convertible preferred stock - Class B,
  no par value; 1,000,000 shares
  authorized, -0- shares issued and outstanding               -
Common stock, no par value; 1,000,000,000
  shares authorized, 490,224,872
  shares issued and outstanding                        19,807,537
Additional paid-in capital:
  Convertible preferred stock - Class B, no
    par value; 1,000,000 stock options exercisable        100,000
  Common stock, no par value;
    11,307,154 stock options and warrants exercisable   1,353,511
  Beneficial conversion option, debt instruments          881,550
Deficit accumulated during the development stage      (25,305,038)
                                                     ------------
Total shareholders' deficit                            (2,962,420)
                                                     ------------
Total liabilities and
 shareholders' deficit                               $     62,654
                                                     ============

The accompanying notes are an integral part of these consolidated financial statements.

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended September 30, 2003 and 2002, and the Cumulative Period
From December 1, 1990 (Inception) Through September 30, 2003

                               Year          Year      Dec. 1, 1990
                              Ended         Ended       (Inception)
                          September 30, September 30,     Through
                               2003          2002     Sept. 30, 2003
                           -----------   -----------  --------------
Net revenues               $       -     $       -    $      517,460

Cost of sales                  148,675        73,667         790,063
                           -----------   -----------  --------------
Gross loss                    (148,675)      (73,667)       (272,603)

Operating expenses:
 General and administrative  1,372,655     1,808,657      18,541,785
 Bad debt expense                  -             -         1,680,522
                           -----------   -----------  --------------
Loss from operations        (1,521,330)   (1,882,324)    (20,494,910)

Other income (expense):
 Settled damages                   -             -            25,000
 Other income                      -             -            12,072
 Interest income                     1             2         102,924
 Interest expense             (865,546)     (464,410)     (2,635,021)
 Write-off of
  intangible assets                -             -        (1,299,861)
 Minority interest                 -             -            62,500
                           -----------   -----------  --------------
Net loss                   $(2,386,875)  $(2,346,732) $  (24,227,296)
                           ===========   ===========  ==============


Weighted average number
 of shares outstanding -
 basic and diluted         237,357,973    39,976,138

Net loss per share -
 basic and diluted         $      (.01)  $      (.06)
                           ===========   ===========


The accompanying notes are an integral part of these consolidated financial statements.

CONECTISYS CORORATION AND SUBSIDIARIES (A Development Stage Company) CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT) For the Cumulative Period December 1, 1990 (Inception) Through September 30, 2003

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


CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
For the Cumulative Period December 1, 1990 (Inception) Through September 30, 2003


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


CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
For the Cumulative Period December 1, 1990 (Inception) Through September 30, 2003


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


CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
For the Cumulative Period December 1, 1990 (Inception) Through September 30, 2003


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


CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
For the Cumulative Period December 1, 1990 (Inception) Through September 30, 2003


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


CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
For the Cumulative Period December 1, 1990 (Inception) Through September 30, 2003


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


CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
For the Cumulative Period December 1, 1990 (Inception) Through September 30, 2003


                                                                                                   Deficit
                                                                                                 Accumulated       Total
                                  Preferred Stock      Common Stock        Additional   Stock     During the  Shareholders'
                                     Class A           No Par Value         Paid-in   Subscript. Development      Equity
                                  Shares    Value    Shares       Value     Capital   Receivable    Stage        (Deficit)
                               --------- ---------- ---------- ----------- ---------- ---------- ------------ -----------

Shares issued in exchange for:
 Services, October, 2001 through
  September, 2002, valued from
  $0.02 to $0.25 per share           -   $      -    2,180,000 $   179,916 $      -   $      -   $        -   $   179,916
 Debt and accrued liabilities,
  October, 2001 through September,
  2002, with common shares
  valued from $0.01 to $0.15 per
  share and preferred A shares
  valued at $1.00 per share       60,000    60,000  10,948,077     428,563        -          -            -       488,563
 Cash, October, 2001 through
  September, 2001, with prices
  ranging from $0.01 to $0.083
  per share                          -          -    5,833,334     200,000        -          -            -       200,000
Exercise of 550,000 common stock
  options by a consultant at a
  strike price of $0.13 per share,
  in exchange for debt               -          -      550,000     103,125    (31,625)       -            -        71,500
Issuance of 3,750,000 warrants,
  April, 2002 through June, 2002,
  at an exercise price of $0.045
  per share, in conjunction with
  $750,000 principal value of 12%
  convertible debt                   -          -          -           -      100,087        -            -       100,087
Beneficial conversion option,
  April 2002, through June, 2002,
  pertaining to $750,000 principal
  value of 12% convertible debt      -          -          -           -      649,913        -            -       649,913
Conversion of $93,130 principal
  value of 12% convertible debt
  along with $6,916 accrued
  interest, net of $69,233
  convertible debt discount          -          -   12,667,178     111,515    (80,702)       -            -        30,813
Net loss for the year                -          -          -           -          -          -     (2,346,732) (2,346,732)
                               --------- ---------- ---------- ----------- ---------- ---------- ------------ -----------
Balance,
 September 30, 2002              200,020    200,020 64,311,823  18,435,238  2,167,933 $      -    (22,918,163) (2,114,972)

The accompanying notes are an integral part of these consolidated financial statements.


CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
For the Cumulative Period December 1, 1990 (Inception) Through September 30, 2003


                                                                                                    Deficit
                                                                                                  Accumulated       Total
                                  Preferred Stock       Common Stock        Additional   Stock     During the  Shareholders'
                                     Class A            No Par Value         Paid-in   Subscript. Development      Equity
                                  Shares    Value     Shares       Value     Capital   Receivable    Stage        (Deficit)
                               --------- ----------  ---------- ----------- ---------- ---------- ------------ -----------

Shares issued in exchange for:
 Services, October, 2002 through
  July, 2003, valued from
  $0.0012 to $0.0100 share           -   $      -    31,500,000 $   134,000 $      -   $      -   $        -   $   134,000
 Debt and accrued liabilities,
  October, 2002 through September,
  2003, valued from $0.0010 to
  $0.0512 per share, including
  transfer of $155,027
  beneficial conversion option                      162,134,748     704,774   (155,027)       -            -       549,747
 Cash, November, 2002 through
  September, 2003, with prices
  ranging from $0.0010 to $0.100
  per share                          -          -   128,500,000     180,000        -          -            -       180,000
Issuance of 2,500,000 warrants,
  November, 2002 through May, 2003,
  at an exercise price of $0.005
  per share, in conjunction with
  $500,000 principal value of 12%
  convertible debt                   -          -           -           -        9,816        -            -         9,816
Beneficial conversion option,
  November, 2002, through May, 2003,
  pertaining to $500,000 principal
  value of 12% convertible debt      -          -           -           -      490,184        -            -       490,184
Conversion of $193,665 principal
  value of 12% convertible debt
  along with $34,355 accrued
  interest, net of $52,340
  convertible debt discount          -          -   103,778,301     353,525   (177,845)       -            -       175,680
Net loss for the year                -          -           -           -          -          -     (2,386,875) (2,386,875)
                               --------- ---------- ----------- ----------- ---------- ---------- ------------ -----------
Balance,
 September 30, 2003              200,020 $  200,020 490,224,872 $19,807,537 $2,335,061 $      -   $(25,305,038)$(2,962,420)
                               ========= ========== =========== =========== ========== ========== ============ ===========



The accompanying notes are an integral part of these consolidated financial statements.

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended September 30, 2003 and 2002, and the Cumulative Period
From December 1, 1990 (Inception) Through September 30, 2003

                                Year         Year         Dec. 1, 1990
                                Ended       Ended         (Inception)
                           September 30, September 30,       Through
                                2003         2002        Sept. 30, 2003
                            -----------  ------------    -------------
Cash flows from operating
 activities:
  Net loss                  $(2,386,875) $ (2,346,732)    $(24,227,296)

Adjustments to reconcile
 net loss to net cash used
 in operating activities:
  Stock issued for services     134,000       179,916        7,520,773
  Stock issued for interest         -             -            535,591
  Provision for bad debt
   write-offs                       -             -          1,422,401
  Minority interest                 -             -            (62,500)
  Settled damages                   -             -            (25,000)
  Write-off of intangible
    assets                          -             -          1,299,861
  Depreciation and
    amortization of property     24,180        27,309        1,694,154
  Amortization of debt issuance
    costs and note discount     797,996       377,512        1,440,538
  Changes in:
   Accounts receivable              -             -             (4,201)
   Accrued interest
    receivable                      -             -            (95,700)
   Prepaid exp. and deposits        -          48,800          182,346
   Accounts payable             297,153       308,251          917,401
   Accrued compensation         185,770       394,459        2,219,792
   Due to officers               70,179       (62,293)         743,971
   Accrued interest and
    other current liabilities    92,314        61,078          549,157
                            -----------  ------------    -------------
Total adjustments        1,601,592     1,335,032       18,338,584
                       -----------  ------------    -------------
Net cash used in
 operating activities     (785,283)   (1,011,700)      (5,888,712)
                       -----------  ------------    -------------
The accompanying notes are an integral part of these consolidated financial statements.

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended September 30, 2003 and 2002, and the Cumulative Period
From December 1, 1990 (Inception) Through September 30, 2003

                                Year         Year         Dec. 1, 1990
                               Ended        Ended          (Inception)
                           September 30, September 30,        Through
                                2003         2002        Sept. 30, 2003
                            -----------  ------------    -------------
Cash flows from investing
 activities:
  Issuance of
   notes receivable         $       -    $        -     $  (1,322,500)
  Costs of license rights
   and technology                   -             -           (94,057)
  Purchase of equipment         (5,317)       (6,687)        (203,847)
                            -----------   -----------    -------------
Net cash used in
 investing activities           (5,317)       (6,687)      (1,620,404)
                            -----------   -----------    -------------
Cash flows from financing
 activities:
  Common stock issuance         180,000       200,000        3,412,172
  Stock warrant issuance          9,816       100,087          187,131
  Preferred stock issuance          -             -             16,345
  Proceeds from debt, other     679,163     1,244,790        4,163,043
  Debt issuance costs from
   debt, other                  (83,069)     (187,500)        (303,344)
  Proceeds from debt, related       -             -            206,544
  Proceeds from stock purchase      -             -            281,250
  Payments on debt, other       (48,129)     (290,000)        (434,536)
  Payments on debt, related         -             -            (53,172)
  Decrease in stock
   subscription receivable          -             -             35,450
  Contributed capital               -             -                515
                            -----------   -----------    -------------
Net cash provided by
  financing activities          737,781     1,067,377        7,511,398
                            -----------   -----------    -------------
Net increase (decrease) in
  cash and cash equivalents     (52,819)       48,990            2,282

Cash and cash equivalents
  at beginning of period         55,101         6,111              -
                           ------------   -----------    -------------
Cash and cash equivalents
  at end of period         $      2,282   $    55,101    $       2,282
                           ============   ===========    =============

The accompanying notes are an integral part of these consolidated financial statements.

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended September 30, 2003 and 2002, and the Cumulative Period
From December 1, 1990 (Inception) Through September 30, 2003

                                Year         Year         Dec. 1, 1990
                               Ended        Ended          (Inception)
                           September 30, September 30,        Through
                                2003         2002        Sept. 30, 2003
                            -----------   -----------    -------------
Supplemental disclosures of
  cash flow information:

  Cash paid for interest    $    50,979   $   127,868    $     388,648
                            ===========   ===========    =============

  Cash paid for income taxes$     3,200   $       800    $       8,050
                             ===========   ===========    =============

Non-cash investing and financing activities:

  Common stock issued
   in exchange for:
    Note receivable         $       -     $       -      $     281,250
    Prepaid expenses        $       -     $       -      $     182,346
    Property and equipment  $       -     $       -      $     130,931
    Licenses and technology $       -     $       -      $   2,191,478
    Acquisition of remaining
     minority interest in
     subsidiary             $       -     $       -      $      59,247
    Repayment of debt and
     interest               $ 1,215,611   $   530,876    $   5,571,667
    Accrued services
     and interest           $       -     $       -      $   4,949,192
  Preferred stock issued
   in exchange for:
    Accrued services        $       -     $       -      $      60,000
    Repayment of debt       $       -     $    60,000    $     119,520
  Preferred stock options
   issued in exchange for:
    Repayment of debt       $       -     $       -      $     100,000


The accompanying notes are an integral part of these consolidated financial statements.

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2003

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

On January 11, 2000, a new Nevada corporation, eEnergyServices.com, Inc., was formed as a wholly-owned subsidiary of the Company, which, as yet, has no net assets and has not commenced operations.

Basis of presentation

The accompanying consolidated financial statements include the accounts and transactions of Conectisys Corporation, its wholly-owned subsidiaries TechniLink, Inc., eEnergyServices.com, Inc., and United Telemetry Company, Inc., and its 80% owned subsidiary PrimeLink, Inc. All material intercompany transactions and balances have been eliminated in the accompanying consolidated financial statements. Certain prior period balances have been reclassified to conform to the current year's presentation.

The Company returned to the development stage in accordance with SFAS No. 7 on December 1, 1990 and during the fiscal year ended November 30, 1995. The Company has completed two mergers and is in the process of developing its technology and product lines.

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2003

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

Since the fair value is estimated at September 30, 2003, the amounts that will actually be realized or paid at settlement of the instruments could be significantly different. The carrying amount of cash and cash equivalents is assumed to be the fair value because of the liquidity of these instruments. Accounts payable, accrued compensation, due to officer, accrued interest, other current liabilities, and notes payable approximate fair value because of the short maturity of these instruments. Also, market rates of interest apply on all officer advances and short-term promissory notes. Long-term debt is recorded at face value because the principal amount is convertible into common stock.

Fiscal year

Effective December 1, 1998, the Company changed its fiscal year-end from November 30 to September 30.

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2003

Research and development costs

The Company has been engaged in researching, engineering, and developing its H-Net(TM) technologies since August 1995, and did not generate any revenue during the past fiscal year. The Company hopes to complete additional large-scale cost reduction runs for the production and subsequent sale of the H-Net TM system in 2004.

Cash and cash equivalents

Cash and cash equivalents include cash on hand and on deposit and highly liquid debt instruments with original maturities of three months or less. All funds on deposit are with one financial institution.

Licensing agreements

The costs of acquiring license rights are capitalized and amortized over the shorter of the estimated useful life of the license or the term of the license agreement. The company's current licenses have been amortized over a period of five years. During the year ended November 30, 1998, the Company acquired additional license rights in the amount of $421,478 from TechniLink. Although the license remains viable, the Company currently lacks the resources to develop and market it. Accordingly, during the ten month period ended September 30, 1999, the Company accelerated amortization on this asset by writing it down to its net realizable value of $40,000, incurring a charge of $283,133. The balance was fully amortized at September 30, 2000.

Property and equipment

Property and equipment are stated at cost. Depreciation is computed on property and equipment using the straight-line method over the expected useful lives of the assets, which are generally three years for computer software, five years for vehicles and office equipment, and seven years for furniture and fixtures.

Technology

Deferred technology costs include capitalized product development and product improvement costs incurred after achieving technological feasibility and are amortized over a period of five years. At September 30, 2003, no deferred technology costs were recognized.

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2003

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

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123," effective for fiscal years ending after December 15, 2002, which provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The adoption of SFAS No. 148 did not have a material impact on the Company's consolidated financial statements, as the adoption of this standard did not require the Company to change, and the Company did not change, to the fair value based method of accounting for stock-based compensation.

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2003

Stock issued for non-cash consideration

Shares of the Company's no par value common stock issued in exchange for goods or services are valued at the cost of the goods or services received or at the market value of the shares issued, depending on the ability to estimate the value of the goods or services received.

Income taxes

The Company files a consolidated federal income tax return. The Company has adopted Statement of Financial Accounting Standards("SFAS") No. 109, which requires the Company to recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's consolidated financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and tax basis of assets using the enacted rates in effect in the years in which the differences are expected to reverse. The Company has recognized a valuation allowance covering 100% of the net deferred tax assets (primarily tax benefits from net operating loss carryforwards), because it is more likely than not that the tax benefits attributable to the deferred tax assets will not be realized in the future.

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

As of September 30, 2003, the Company had 490,224,872 shares of common stock outstanding. If all the Company's unexpired stock warrants and options (including contingent issuances) were exercised, and all the principal value and accrued interest on its outstanding convertible debentures were converted, the Company's incremental common shares (not included in the denominator of diluted earnings (loss) per share because of their anti-dilutive nature) would be as follows:

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2003

Net loss per common share - basic and diluted (continued)

Class B preferred stock options                   10,000,000
Convertible note holder common stock warrants      6,250,000
Common stock warrants - other                      3,215,705
Common stock options - officers                    4,043,654
Common stock options - other                       4,650,000
                                                    -----------
Subtotal                                          28,159,359

Accrued officer compensation ($360,000),
assumed converted into common stock at
prices ranging from $0.0215 to $0.2250
per share                                          6,888,922

Convertible note holder principal value
($963,205) and accrued interest ($119,645),
assumed converted into common stock at
$0.002 per share                                 541,425,000
                                                    -----------
Total potential common stock equivalents         576,473,281


If all currently outstanding potential common stock equivalents were exercised, the Company would receive proceeds of approximately $11,060,000.

Recently issued accounting pronouncements

In April 2002, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 145, "Rescission of SFAS No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," effective for financial statements issued after May 25, 2002, which effectively amends SFAS No. 13, "Accounting for Leases," to eliminate an inconsistency involving sale-leaseback transactions and also gives clarity to other existing authoritative pronouncements. The adoption of SFAS No. 145 did not have a material effect on the company's consolidated financial statements.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," effective for exit or disposal activities after December 15, 2002, which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issue Task Force

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2003

Recently issued accounting pronouncements (continued)

(EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring." The adoption of the provisions of this SFAS did not have a material impact on the Company's consolidated financial statements.

In October 2002, the FASB issued SFAS No. 147, "Acquisitions of Certain Financial Institutions - an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9," applicable for acquisitions on or after October 1, 2002, which generally removes acquisitions of financial institutions from the scope of both Statement 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with FASB Statements No. 141, Business Combinations, and No. 142, "Goodwill and Other Intangible Assets," and amends FASB Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," to include in its scope certain long-term customer-relationship intangible assets of financial institutions. The adoption of SFAS No. 147 did not have a material impact on the Company's consolidated financial statements.

In January 2003, the FASB issued FASB Interpretation ("FIN") No. 46, "Consolidation of Variable Interest Entities." FIN No. 46 clarified the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," and applies immediately to any variable interest entities created after January 31, 2003 and to variable interest entities in which an interest is obtained after that date. The Company holds no interest in variable interest entities.

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 clarifies the accounting and reporting for derivative instruments, including certain derivative instruments imbedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." In particular, SFAS No. 149 clarifies under what circumstances a contract with an initial net investment met the characteristic of a derivative as described in SFAS No. 133. SFAS No. 149 also clarifies when a derivative contains a financing component. SFAS No. 149 is generally effective for derivative instruments entered

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2003

Recently issued accounting pronouncements (continued)

into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The Company holds no derivative instruments and does not engage in hedging activities.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 requires certain financial instruments that have both equity and liability characteristics to be classified as a liability on the balance sheet. SFAS No. 150 is effective for the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material impact on the Company's consolidated financial statements.


NOTE 2. GOING CONCERN UNCERTAINTY

As of September 30, 2003, the Company had a deficiency in working capital of approximately $2,900,000, and had incurred continual net losses since its return to the development stage in fiscal 1996 of almost $22,000,000, which raise substantial doubt about the Company's ability to continue as a going concern.

Management's plans for correcting these deficiencies include the future sales and licensing of the Company's products and technologies, the raising of capital through the issuance of common stock and from continued officer advances, which will help provide the Company with the liquidity necessary to meet operating expenses. Subsequent to the end of fiscal year 2003, the Company has received $200,000 in funding from an accredited investor group, through the issuance of 12% convertible debt, along with 1,000,000 detachable stock warrants (see Note 16(b)). This same investor group had previously advanced the Company an aggregate amount of $1,250,000 through six similar funding tranches occurring in April 2002, May 2002, June 2002, November 2002, March 2003, and May 2003. Over the longer term, the Company plans to achieve profitability through its operations from the sale and licensing of its H-Net automatic meter-reading system. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of the recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

CONECTISYS CORPORATION AND SUBSIDIARIES (A
Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS September 30, 2003

NOTE 3. RELATED PARTY TRANSACTIONS

The officers of the Company have continually advanced funds to the Company. These advances have generally been in the form of revolving short-term promissory notes at an annual interest rate of 18% (see Note 8 below).

NOTE 4.   PREPAID EXPENSES AND DEPOSITS

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

NOTE 5.    PROPERTY AND EQUIPMENT

Property and equipment at September 30, 2003 consisted of the following:


Office equipment                             $   285,058
Furniture and fixtures                            16,609
Vehicles                                          35,362
                                             -----------
Total cost                                       337,029
Accumulated depreciation                        (304,553)
                                             -----------
Net book value                               $    32,476
                                             ===========

NOTE 6.    LICENSE RIGHTS AND TECHNOLOGY

License rights and technology at September 30, 2003 consisted of the following:

      License rights                            $   421,478
      Accumulated amorttion                        (421,478)
                                                 -----------
        Net book value                          $       -
                                                 ===========

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2003


NOTE 7.   DEBT ISSUANCE COSTS

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

In March through June 2002, the Company received $750,000 from an accredited investor group in exchange for 12% convertible debt, along with 3,750,000 common stock warrants, exercisable over a four-year period at the lesser of $0.045 per share and 50% of the average of the lowest three intra-day trading prices of a share of common stock during the 20 trading days immediately preceding conversion. Debt issuance costs associated with these loans amounted to $147,500, of which $90,000 represented finder's fees and $57,500 represented legal costs. Amortization of these fees over the pro-rata portion of the one-year term of the loans amounted to $58,397 through September 30, 2002, leaving an unamortized balance of $89,103 at September 30, 2002. Total amortization of all debt issuance costs during the year ended September 30, 2002 amounted to $98,397.

In November 2002 through May 2003, the Company received another $500,000 from the above accredited investor group in exchange for 12% convertible debt, along with 2,500,000 common stock warrants, exercisable over a seven-year period at the lesser of $0.005 per share and 50% of the average of the lowest three intra-day trading prices of a share of common stock during the 20 trading days immediately preceding conversion. Debt issuance costs associated with these loans amounted to $83,069, consisting of $66,069 in finder's fees and $17,000 in legal costs. Amortization of these costs over the pro-rata portion of the one-year term of the loans

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2003

NOTE 7.   DEBT ISSUANCE COSTS (continued)

amounted to $55,173 through September 30, 2003. Total amortization of all debt issuance costs during the year ended September 30, 2003 amounted to $144,276, including $89,103 attributable to the unamortized balance at September 30, 2002. The unamortized balance of the debt issuance costs at September 30, 2003 was $27,896.


NOTE 8.    DUE TO OFFICERS

At September 30, 2001, a revolving promissory note agreement for $56,880 was drawn up, due on demand, at an annual interest rate of 18%, for unpaid cumulative advances (plus interest) made by the Company's CEO. During the year ended September 30, 2002, cash advances of $31,500 were made. Additionally, the loan account was increased by $120,875, representing the value of 2,361,814 restricted shares of the Company's common stock held by the CEO, which were used as collateral and transferred to a note holder in June of 2002 to partially cover a $300,000 debt, and by $16,202, representing the value of 794,857 restricted shares of the Company's common stock held by the CEO, which were pledged to and sold by a convertible note holder on a Company obligation in default. Repayments of debt by the Company amounted to $144,806 and accrued interest amounted to $6,913 during the year ended September 30, 2002, resulting in a loan balance due the CEO at September 30, 2002 of $87,564. During the year ended September 30, 2003, additional cash advances totaling $37,869 were made, along with $37,423, representing another 1,835,885 restricted shares of the Company's common stock pledged and sold by the above note holder. Repayments of debt by the Company amounted to $136,009, including re-issuance of 2,361,814 restricted shares of the Company's common stock valued at $120,875 that had been transferred to a note holder during the previous fiscal year. Accrued interest during the year ended September 30, 2003 was $10,073, bringing the loan balance due the CEO at September 30, 2003
to $36,920.   The loan balance at September 30, 2003 is currently due on demand and continues to accrue interest at the rate of 18% per year.

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2003

NOTE 8.    DUE TO OFFICERS (continued)

At September 30, 2001, a promissory note agreement for $25,874 was drawn up, due on demand, at an annual interest rate of 18%, for cumulative advances (plus interest) made by the Company's Secretary/Treasurer. The Secretary/Treasurer had also borrowed on a personal credit card for the Company's behalf in the amount of $18,455, bringing the total obligation due the Secretary/Treasurer at September 30, 2001 to $44,329. During the year ended September 30, 2002, the personal credit card balance was virtually paid-off. Additional loan advances were $19,500, loan repayments were $39,500, and accrued interest was $2,269 during the year ended September 30, 2002, bringing the aggregate loan balance due the Secretary/Treasurer at September 30, 2002 to $8,143. During the year ended September 30, 2003, additional cash advances of $37,500 were made, and accrued interest was $6,522, resulting in a loan balance due the secretary Treasurer at September 30, 2003 of $52,165. The loan balance at September 30, 2003 is currently due on demand and continues to accrue interest at the rate of 18% per year.

During the period May through September 2002, the Company's Chief Technical Officer advanced the Company $32,946, corresponding to 684,407 restricted shares of the Company's common stock held by the officer, which were pledged to and sold by a convertible note holder on a Company obligation in default. Accrued interest at the annual rate of 18% was $1,831 through the end of the fiscal year, bringing the total loan amount to $34,777 at September 30, 2002. In November 2002, the Company re-issued the 684,407 restricted shares to the Chief Technical Officer (valued at $32,946) that had been pledged to and sold by the convertible note holder during the previous fiscal year. Accrued interest amounted to $1,205 during the year ended September 30, 2003, resulting in a loan balance of $3,036 as of that date. The loan balance at September 30, 2003 is currently due on demand and continues to accrue interest at the rate of 18% per year.

The aggregate amount due officers at September 30, 2003 and 2002 was $92,121 and $130,484, respectively, and interest expense on the officer loans amounted to $17,800 and $11,013 for the years ended September 30, 2003 and 2002, respectively.

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2003


NOTE 8.    DUE TO OFFICERS (continued)

As of September 30, 2003, the Company owed its officers $1,113,620 in accrued compensation. Of this amount, $360,000 was attributable to aggregate staying bonuses payable to the President and Secretary/Treasurer of the Company. The staying bonuses are to be compensated for with Conectisys Corp. restricted stock, valued at the average bid and ask price for the stock for the 30 days prior to each respective year-end issuance date. The total common stock to be issued as staying bonuses amounted to 6,888,922 shares at September 30, 2003.

NOTE 9.    NOTES PAYABLE

Notes payable at September 30, 2003 consisted of the following:

Registered Convertible Debentures - secured by substantially all the assets of the Company

        Convertible Debenture #1

     Note payable to AJW Partners, LLC
      (Convertible Debenture) due on
      March 29, 2003 at an annual interest
      rate of 12%                                  $29,480

     Accrued interest of $5,340 and principal
      on Convertible Debenture convertible
      into approximately 17,410,000
      shares of common stock at the price
      of $0.002 at September 30, 2003                5,340  $    34,820
                                                   -------
     Note payable to New Millennium Capital
      Partners II, LLC (Convertible Debenture)
      due on March 29, 2003 at an annual interest
      rate of 12%                                   29,480

     Accrued interest of $5,340 and principal
      on Convertible Debenture convertible
      into approximately 17,410,000
      shares of common stock at the price
      of $0.002 at September 30, 2003                5,340       34,820
                                                    -------

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2003


NOTE 9.    NOTES PAYABLE (continued)

     Note payable to AJW/New Millennium
      Offshore, Ltd. (Convertible Debenture)
      due on March 29, 2003 at an annual
      interest rate of 12%                         $33,900

     Accrued interest of $6,141 and principal
      on Convertible Debenture convertible
      into approximately 20,020,500
      shares of common stock at the price
      of $0.002 at September 30, 2003                6,141  $    40,041
                                                   -------
     Note payable to Pegasus Capital Partners,
      LLC (Convertible Debenture) due on
      March 29, 2003 at an annual interest
      rate of 12%                                   20,730

     Accrued interest of $3,756 and principal
      on Convertible Debenture convertible
      into approximately 12,243,000
      shares of common stock at the price
      of $0.002 at September 30, 2003                3,756       24,486
                                                   -------
     Convertible Debenture #2

     Note payable to AJW Partners, LLC
      (Convertible Debenture) due on
      May 10, 2003 at an annual interest
      rate of 12%                                    40,000

     Accrued interest of $6,694 and principal
      on Convertible Debenture convertible
      into approximately 23,347,000
      shares of common stock at the price
      of $0.002 at September 30, 2003                6,694       46,694
                                                   --------

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2003


NOTE 9.    NOTES PAYABLE (continued)

     Note payable to New Millennium Capital
      Partners II, LLC (Convertible Debenture)
      due on  May 10, 2003 at an annual
      interest rate of 12%                         $40,000

     Accrued interest of $6,694 and principal
      on Convertible Debenture convertible
      into approximately 23,347,000
      shares of common stock at the price
      of $0.002 at September 30, 2003                6,694  $    46,694
                                                   -------
     Note payable to AJW/New Millennium
      Offshore, Ltd. (Convertible Debenture)
      due on May 10, 2003 at an annual
      interest rate of 12%                          45,000

     Accrued interest of $7,530 and principal
      on Convertible Debenture convertible
      into approximately 26,265,000
      shares of common stock at the price
      of $0.002 at September 30, 2003                 7,530      52,530
                                                    -------

     Note payable to Pegasus Capital Partners,
      LLC (Convertible Debenture) due on
      May 10, 2003 at an annual
      interest rate of 12%                           25,000

     Accrued interest of $4,183 and principal
      on Convertible Debenture convertible
      into approximately 14,591,500
      shares of common stock at the price
      of $0.002 at September 30, 2003                 4,183      29,183
                                                    -------

     Convertible Debenture #3

     Note payable to AJW Partners, LLC
      (Convertible Debenture) due on
      June 17, 2003 at an annual interest
      rate of 12%                                     80,000

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2003


NOTE 9.    NOTES PAYABLE (continued)

     Accrued interest of $12,388 and principal
      on Convertible Debenture convertible
      into approximately 46,194,000
      shares of common stock at the price
      of $0.002 at September 30, 2003               $12,388 $    92,388
                                                    -------

     Note payable to New Millennium Capital
      Partners II, LLC (Convertible Debenture)
      due on  June 17, 2003 at an annual
      interest rate of 12%                           80,000

     Accrued interest of $12,388 and principal
      on Convertible Debenture convertible
      into approximately 46,194,000
      shares of common stock at the price
      of $0.002 at September 30, 2003                12,388      92,388
                                                    -------

     Note payable to AJW/New Millennium
      Offshore, Ltd. (Convertible Debenture)
      due on June 17, 2003 at an annual
      interest rate of 12%                           90,000

     Accrued interest of $13,936 and principal
      on Convertible Debenture convertible
      into approximately 51,968,000
      shares of common stock at the price
      of $0.002 at September 30, 2003                13,936     103,936
                                                   --------

     Note payable to Pegasus Capital Partners,
      LLC (Convertible Debenture) due on
      June 17, 2003 at an annual
      interest rate of 12%                           50,000

     Accrued interest of $7,743 and principal
      on Convertible Debenture convertible
      into approximately 28,871,500
      shares of common stock at the price
      of $0.002 at September 30, 2003                 7,743      57,743
                                                   --------

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2003

NOTE 9.    NOTES PAYABLE (continued)

     Convertible Debenture #4

     Note payable to AJW Partners, LLC
      (Convertible Debenture) due on
      November 27, 2003 at an annual interest
      rate of 12%                                   $33,204

     Accrued interest of $3,351 and principal
      on Convertible Debenture convertible
      into approximately 18,277,500
      shares of common stock at the price
      of $0.002 at September 30, 2003                 3,351 $    36,555
                                                    -------

     Note payable to AJW Offshore, Ltd.
      (Convertible Debenture) due on
      November 27, 2003 at an annual interest
      rate of 12%                                    33,204

     Accrued interest of $3,351 and principal
      on Convertible Debenture convertible
      into approximately 18,277,500
      shares of common stock at the price
      of $0.002 at September 30, 2003                 3,351      36,555
                                                    -------

     Note payable to AJW Qualified Partners,
      LLC (Convertible Debenture) due on
      November 27, 2003 at an annual interest
      rate of 12%                                    33,207

     Accrued interest of $3,352 and principal
      on Convertible Debenture convertible
      into approximately 18,279,500
      shares of common stock at the price
      of $0.002 at September 30, 2003                 3,352      36,559
                                                    -------

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2003


NOTE 9.    NOTES PAYABLE (continued)

     Convertible Debenture #5

     Note payable to AJW Partners, LLC
      (Convertible Debenture) due on
      March 3, 2004 at an annual interest
      rate of 12%                                   $50,000

     Accrued interest of $3,485 and principal
      on Convertible Debenture convertible
      into approximately 26,742,500
      shares of common stock at the price
      of $0.002 at September 30, 2003                 3,485  $   53,485
                                                    -------

     Note payable to AJW Offshore, Ltd.
      (Convertible Debenture) due on
      March 3, 2004 at an annual interest
      rate of 12%                                    50,000

     Accrued interest of $3,485 and principal
      on Convertible Debenture convertible
      into approximately 26,742,500
      shares of common stock at the price
      of $0.002 at September 30, 2003                 3,485      53,485
                                                    -------

     Note payable to AJW Qualified Partners,
      LLC (Convertible Debenture) due on
      March 3, 2004 at an annual interest
      rate of 12%                                    50,000

     Accrued interest of $3,485 and principal
      on Convertible Debenture convertible
      into approximately 26,742,500
      shares of common stock at the price
 of $0.002 at September 30, 2003                      3,485      53,485
                                                    -------

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2003


NOTE 9.    NOTES PAYABLE (continued)

     Convertible Debenture #6

     Note payable to AJW Partners, LLC
      (Convertible Debenture) due on
      May 12, 2004 at an annual interest
      rate of 12%                                   $50,000

     Accrued interest of $2,334 and principal
      on Convertible Debenture convertible
      into approximately 26,167,000
      shares of common stock at the price
      of $0.002 at September 30, 2003                 2,334 $    52,334
                                                    -------

     Note payable to AJW Offshore, Ltd.
      (Convertible Debenture) due on
      May 12, 2004 at an annual interest
      rate of 12%                                    50,000

     Accrued interest of $2,334 and principal
      on Convertible Debenture convertible
      into approximately 26,167,000
      shares of common stock at the price
      of $0.002 at September 30, 2003                 2,334      52,334
                                                    -------

     Note payable to AJW Qualified Partners,
      LLC (Convertible Debenture) due on
      May 12, 2004 at an annual interest
      rate of 12%                                    50.000

     Accrued interest of $2,335 and principal
      on Convertible Debenture convertible
      into approximately 26,167,500
      shares of common stock at the price
 of $0.002 at September 30, 2003                2,335      52,335
                                              ------- -----------
Subtotal of all Registered Convertible Debentures       1,082,850

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2003


NOTE 9.    NOTES PAYABLE (continued)

    Less reclassified accrued interest              $   (119,645)
                                                    ------------
    Subtotal principal value                             963,205
    Less unamortized note discount                      (195,592)
                                                     -----------
Net carrying value of
  Registered Convertible Debentures                 $    767,613

      Note payable to Devon Investment Advisors,
      unsecured, due on demand, interest payable
      at an annual rate of 10%.                                241,824

     Note payable to Black Dog Ranch LLC,
      unsecured, due on demand, including interest
      at an annual rate of 18%.                                173,924

        Convertible note payable to Laurus Master Fund, Ltd., unsecured, with interest payable at an annual rate of 8%, conversion premium of 25% based on current
      market price of the Company's common stock (as defined), initially due October 12, 2001 and extended to
      December 1, 2001.  Currently in default.                   6,851
                                                           -----------
     Total notes payable                                   $ 1,190,212
        Current porti                                       (1,090,597)
                                                           -----------
        Long-term porn                                     $    99,615
                                                           ===========

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2003

NOTE 9.    NOTES PAYABLE (continued)

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

A corresponding $152,228 credit was made to additional paid-in capital for the conversion benefit option, i.e., the intrinsic value of the matured debt instrument. Interest accrued at 8% on the $300,000 note principal through September 30, 2002 was $17,168; for presentation purposes, this interest was added to the principal value of the note at the year-end balance sheet date. The holder can also convert the accrued interest into common stock at a 25% premium ($4,292), bringing the total conversion benefit

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2003


NOTE 9.    NOTES PAYABLE (continued)

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

The Company was unable to pay-off the note at maturity. However, after receiving bridge financing from another investment group in February 2002, the Company subsequently repaid $150,000 of the obligation, as the note holder elected to not convert the debt to shares. Consequently, the note holder sold 1,479,264 of the 4,773,208 shares of the Company's common stock that had been pledged by officers of the Company as collateral, resulting in net proceeds of $49,148. Adding accrued interest of $17,168 at an annual rate of 8%, brought the loan balance at September 30, 2002 to $129,214. During the year ended September 30, 2003, the note holder sold the remaining 3,293,944 pledged shares for net proceeds of $67,144. The note holder elected to convert essentially all the remaining debt for common stock of the Company, receiving 26,000,000 newly issued Company shares valued at $58,400, and bringing the tentative liability down to $3,670. Accrued interest amounted to $3,183, resulting in a total liability to the note holder at September 30, 2003 of $6,851. In connection with the pay-down of the debt, the $155,027 beneficial conversion option noted above was reduced to zero through transference to common stock.

In February 2002, the Company borrowed $340,000 from the Mercator Momentum Fund ("Mercator"). This loan from Mercator was a short-term loan due May 15, 2002 and accrues interest at an annual rate of 18%. The loan was secured by shares of the Company's common stock. In April and May of 2002, the Company paid Mercator an aggregate of $100,000. On June 14, 2002 Mercator transferred collateral in the form of 5,861,814 shares of common stock to their name because the Company was in default on the balance of the loan.

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2003

Thereafter, on June 21, 2002, Mercator filed an action against Conectisys Corporation, Robert A. Spigno and Patricia A. Spigno in the Superior Court of California, County of Los Angeles (Case No. BC276283) for breach of promissory note, foreclosure of security interests, fraud and deceit. Mr. Spigno is the Chairman of the Board and a director of the Company and is also the Company's Chief Executive Officer. Ms. Spigno is the Company's Secretary and Chief Financial Officer. On July 3, 2002, Mercator filed a first amended complaint in the Superior Court of California, County of Los Angeles (Case No. BC276283), adding a claim for common count for money lent.

Mercator seeks damages of approximately $243,000 plus approximately $66 in interest per day commencing June 21, 2002 and other compensatory and punitive damages of unspecified amount. The Company believes that Mercator's claims are without merit because, among other factors, they have affirmative defenses to those claims, including usury and the satisfaction of amounts owed under loan from Mercator as a result of the enforcement by Mercator of its security interest in shares of common stock. The Company intends to vigorously defend against these claims and to pursue appropriate counterclaims against Mercator. The Court is tentatively scheduled to hear the matter on March 1, 2004.


NOTE 10. SECURED CONVERTIBLE DEBENTURES

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

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2003


NOTE 10. SECURED CONVERTIBLE DEBENTURES (continued)

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

On June 17, 2002 the Company issued an aggregate of $300,000 of 12% convertible debentures in a private offering to four accredited investors. Three of the investors, if certain conversion limitations are disregarded, are beneficial owners of 5% or more of the company's outstanding shares of common stock. The debentures initially were convertible into shares of common stock at the lesser of $.06 per share and 50% of the average of the lowest three intra-day trading prices of a share of common stock during the 20 trading days immediately preceding conversion. The debentures were accompanied by warrants to purchase up to an aggregate of 1,500,000 shares of common stock at a per share exercise price equal to the lesser of $.045 and the average of the

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2003


NOTE 10. SECURED CONVERTIBLE DEBENTURES (continued)

lowest three intra-day trading prices during the 20 trading days immediately preceding an exercise.

The Company entered into another securities purchase agreement plus related agreements with three accredited investors on November 27, 2002 (essentially the same re-organized investor group delineated above) for the purchase of up to $500,000 of the Company's 12% Convertible Debentures due one year from their date of issuance. The Company granted the holders of the debentures a continuing security interest in all of the Company's assets to secure the Company's obligations under the debentures and related agreements. The debentures bear interest at a rate of 12% per annum, payable quarterly in common stock or cash at the option of the Purchasers.

On November 27, 2002 the Company issued an aggregate of $200,000 of 12% convertible debentures in a private offering to three accredited investors who, if certain conversion limitations are disregarded, would be deemed beneficial owners of 5% or more of the Company's outstanding shares of common stock. The debentures initially were convertible into shares of common stock at the lesser of $.01 per share and 50% of the average of the lowest three intra-day trading prices of a share of common stock during the 20 trading days immediately preceding conversion. The debentures were accompanied by warrants to purchase up to an aggregate of 1,000,000 shares of common stock at a per share exercise price equal to the lesser of $.005 and the average of the lowest three intra-day trading prices during the 20 trading days immediately preceding an exercise.

On March 3, 2003 the Company issued an aggregate of $150,000 of 12% convertible debentures in a private offering to these same three accredited investors. The debentures initially were convertible into shares of common stock at the lesser of $.01 per share and 50% of the average of the lowest three intra-day trading prices of a share of common stock during the 20 trading days immediately preceding conversion. The debentures were accompanied by warrants to purchase up to an aggregate of 750,000 shares of common stock at a per share exercise price equal to the lesser of $.005 and the average of the lowest three intra-day trading prices during the 20 trading days immediately preceding an exercise.

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2003


NOTE 10. SECURED CONVERTIBLE DEBENTURES (continued)

On May 12, 2003 the Company issued an aggregate of $150,000 of 12% convertible debentures in a private offering to the three accredited investors. The debentures initially were convertible into shares of common stock at the lesser of $.01 per share and 50% of the average of the lowest three intra-day trading prices of a share of common stock during the 20 trading days immediately preceding conversion. The debentures were accompanied by warrants to purchase up to an aggregate of 750,000 shares of common stock at a per share exercise price equal to the lesser of $.005 and the average of the lowest three intra-day trading prices during the 20 trading days immediately preceding an exercise.

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

As part of the recording of the convertible debt transactions, a beneficial conversion option was recognized, along with a corresponding convertible debt discount. The fair value of the twenty-one debt instruments issued totaling $1,250,000 in principal value was $2,500,000 in aggregate, representing a 100% premium on the principal value (due to the 100% pricing advantage) and making the beneficial conversion option $1,140,097 at the inception of the loans ($1,250,000 proceeds less $109,903 allocated to the issuance of the 6,250,000 related warrants).

During the fiscal year ended September 30, 2002, the Company issued 12,667,178 shares of common stock in connection with interest payments and upon conversion of an aggregate $93,130 of principal and $6,916 of related interest on the Company's convertible debentures. A corresponding pro-rata reduction of $80,702 to the beneficial conversion option was made. During the fiscal year ended September 30, 2003, the Company issued another 103,778,301 shares of common stock in connection with the conversion of another $193,665 of principal and $34,355 of accrued interest on the Company's convertible debentures,

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2003

NOTE 10. SECURED CONVERTIBLE DEBENTURES (continued)

resulting in a convertible debt principal balance at September 30, 2003 of $963,205 (net of an aggregate of $286,795 in debt conversions through that date). A corresponding pro-rata reduction of $177,845 was made to the beneficial conversion option during the fiscal year ended September 30, 2003 (an aggregate of $258,547 since the inception of the loans), bringing the beneficial conversion option balance at September 30, 2003 to $881,550.

The aggregate note discount of $1,250,000 is being amortized over the one-year lives of the respective debt instruments. Of this amount, $279,115 was amortized during the fiscal year ended September 30, 2002 and another $653,720 during the year ended September 30, 2003, while $69,233 in convertible bond discount was transferred to equity upon conversion of $93,130 in debt principal during the fiscal year ended September 30, 2002 plus another $52,340 upon conversion of $193,665 of debt principal during the fiscal year ended September 30, 2003, resulting in an unamortized convertible debt discount balance of $195,592 at September 30, 2003.

As of September 30, 2003, the Company was indebted for an aggregate of $1,082,850, including $963,205 of principal and $119,645 of accrued interest on these convertible debentures. To the extent debentures issued by the Company are converted into shares of common stock, the Company will not be obligated to repay the converted amounts. Of the remaining principal amount at September 30, 2003, $99,615 has been classified as long-term, based upon additional principal conversions made subsequent to the end of the fiscal year.

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2003


NOTE 11.        SHAREHOLDERS' EQUITY (DEFICIT)

The Company's authorized capital stock consists of 1,000,000,000 shares of common stock, no par value per share, and 50,000,000 shares of preferred stock, $1.00 par value per share. Of the 50,000,000 authorized shares of preferred stock, 1,000,000 shares have been designated as Class A Preferred Stock and 1,000,000 shares have been designated as Class B Preferred Stock, and the remaining 48,000,000 shares are undesignated. As of September 30, 2003, there were 490,224,872 shares of the Company's common stock outstanding held by approximately 750 holders of record and 200,020 shares of the Company's Class A Preferred Stock outstanding held by one holder of record and no shares of Class B Preferred Stock outstanding.

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

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2003

NOTE 11.        SHAREHOLDERS' EQUITY (DEFICIT) (continued)

In October 2001 through November 2001, the Company issued 60,000 shares of its Class A preferred stock to its CEO for a $60,000 reduction of debt. An additional 109,980 of Class A preferred stock options were issued to the CEO at an exercise price per share of $1.00 through November 2005.

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

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2003

NOTE 11.        SHAREHOLDERS' EQUITY (DEFICIT) (continued)

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

During the months October 2002 through July 2003, the Company issued 15,000,000 shares of its restricted common stock to a consultant in exchange for promotional services valued at $65,000.

During the months October 2002 through September 2003, the Company issued 119,630,468 shares of its restricted common stock to a consultant for debt reduction of $162,500 and accrued fees of $91,305.

During the months October 2002 through September 2003, the Company issued 103,778,301 of its common shares to an investor group in exchange for $193,665 principal value of convertible debt and $34,355 in accrued interest. In conjunction with these transactions, $177,845 of the Company's beneficial conversion

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2003

NOTE 11.        SHAREHOLDERS' EQUITY (DEFICIT) (continued)

option was also transferred to common stock, and $52,340 in convertible note discounts was applied against common stock as a result of debt conversion.

During the months November 2002 through May 2003, the Company issued 14,500,000 shares of its restricted common stock to consultants in exchange for media services rendered of $49,000.

During the months November 2002 through September 2003, the Company issued 128,500,000 shares of its restricted common stock for cash of $180,000 in private placements.

During the months November 2002 through May 2003, the Company issued 2,500,000 in seven-year common stock warrants as part of a %500,000 12% convertible debt issuance, exercisable at the lower of $0.01 and 50% of the market price of the common stock (as defined) through the date of exercise. The warrants were recorded at $9,816 and the debt at $490,184, based upon the relative fair values of each, and a beneficial conversion option for an additional $490,184 was also recognized.

During the months November 2002 through January 2003, the Company issued 4,504,280 shares of its restricted common stock to its corporate officers in exchange for a net reduction of debt of $183,542.

During the months December 2002 through September 2003, the Company issued 26,000,000 shares of its common stock to a convertible note holder in exchange for $58,400 in debt reduction. In conjunction with these transactions, the Company transferred a beneficial conversion option valued at $155,027 to common stock.

In December 2002 and January 2003, the Company issued its advisory board members 1,250,000 shares of its restricted common stock in exchange for $12,500 in services.

In December 2002, the Company issued 750,000 shares of its restricted common stock to staff consultants as a $7,500 bonus.

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2003


NOTE 11.        SHAREHOLDERS' EQUITY (DEFICIT) (continued

In January 2003, the Company received back 1,000,000 restricted common shares held by a former director as collateral on a $75,000 loan and re-issued the shares as interest (valued at $9,000). The $75,000 loan (previously recorded as an addition to capital) was paid-off by and recorded as a new loan to the Company's CEO and Secretary/Treasurer.

In May 2003, the Company issued 12,000,000 shares of its restricted common stock to an outside accountant in exchange for $120,000 in accrued services rendered.


NOTE 12.  INCOME TAXES

Deferred income taxes consisted of the following at September 30, 2003:

      Deferred tax asset, benefit
      of net operating loss
      carryforward                                $ 7,800,000
        Valuation allowance                        (7,800,000)
                                                  -----------
        Net deferred taxes                       $       -
                                                  ===========

The valuation allowance offsets the net deferred tax asset, since it is more likely than not that it would not be recovered. During the year ended September 30, 2003, the deferred tax asset and valuation allowance were both increased by $900,000.

The Company has approximately $19,400,000 in both federal and California net operating loss carryforwards. The federal net operating loss carryforwards expire as follows: $2,700,000 in the year 2012, $5,300,000 in 2018, $1,200,000 in 2019, $3,500,000 in 2020, $2,400,000 in 2021, $2,300,000 in 2022, and
$2,000,000 in 2023. The California net operating loss carryforwards expire as follows: $2,700,000 in the year 2002, $5,300,000 in 2003, $1,200,000 in 2004,
$3,500,000 in 2005, $2,400,000 in 2006,  $2,300,000 in 2007, and $2,000,000 in
2008. The latest federal and California corporate income tax returns filed by the Company were for the tax year ended November 30, 2000.

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2003


NOTE 13.        COMMITMENTS AND CONTINGENCIES

Employment agreements

The Company has entered into three employment agreements with key individuals, the terms of the agreements are as follows:

1) The CEO (and President) of the Company entered into an agreement dated October 2, 1995 (which was subsequently amended September 1, 1997, September 1, 1999, and March 27, 2000) for a period of five years (to April 1, 2005), and he is entitled to receive a base salary of $160,000 per year. The employee shall further receive a bonus, paid at year-end, equal to 50% of the employee's salary, for continued employment. The staying bonus will be compensated for with the Company's restricted common stock. He is also granted an option to purchase up to 2,000,000 shares of the Company's restricted common stock at a price equal to 50% of the average market value for the prior 30 trading days before exercise. On March 27, 2000, the exercise price was adjusted to a flat $0.3864 per share, with an expiration date of December 2, 2003, which, in turn, has subsequently been extended to December 2, 2005.

2) The Secretary and Treasurer of the Company entered into an Agreement dated October 2, 1995 (which was subsequently amended September 1, 1997, September 1, 1999, and March 27, 2000), for a period of five years (extended through April 1, 2005), and she is entitled to receive a base salary of $80,000 per year. The employee shall further receive a bonus, paid at year-end, equal to 50% of the employee's salary, for continued employment. The staying bonus shall be compensated for with the Company's restricted common stock. She is also granted an option to purchase up to 500,000 shares of the Company's restricted common stock at a price equal to 60% of the average market value for the prior 180 trading days before exercise. On March 27, 2000, the exercise price was adjusted to a flat $0.38 per share, with an expiration date of December 31, 2004.

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2003


NOTE 13.        COMMITMENTS AND CONTINGENCIES (continued)

Employment agreements (continued)

3) The Chief Technical Officer of the Company entered into an agreement dated August 1, 1998 for an initial term of three years (extended through August 1, 2003 and again through January 19, 2009), and he is entitled to receive a base salary of $150,000 per year, with a minimum of $90,000 to be paid annually in cash and the balance paid (at the option of the Company) in cash or restricted common stock under rule 144. The employee shall receive a hire-on bonus of $75,000 worth of the Company's restricted common stock under rule 144, at one-half market price. The employee shall further receive performance bonuses (paid in restricted common stock, as above) upon successful completion of specific milestones pertaining to the implementation and deployment of certain software (up to $862,500). If substantially all performance milestones are met, he is also granted an option to purchase up to 500,000 shares of the Company's restricted common stock at a price equal to 60% of the average market value at the date of purchase. As of September 30, 2003, none of the aforementioned milestones had been successfully completed.

Litigation

There has been one recent legal proceeding in which the Company has been a party:

In February 2002, the Company borrowed $340,000 from the Mercator Momentum Fund ("Mercator") in order to make an initial $100,000 payment to Laurus Master Fund, Ltd. and to fund continuing development of the Company's H-Net(TM) system. This loan from Mercator was a short-term loan due May 15, 2002 and accrues interest at an annual rate of 18%. The loan was secured by shares of the Company's common stock. As of June 13, 2002, the Company owed Mercator approximately $243,000 of principal and accrued and unpaid interest under this loan and was in default in the repayment of this debt.

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2003

NOTE 13.        COMMITMENTS AND CONTINGENCIES (continued)

Litigation (continued)

On June 14, 2002, Mercator transferred collateral in the form of 5,861,814 shares of the Company's common stock into its name as a result of the Company's default on Mercator's loan. Of the 5,861,814 shares of common stock transferred into the name of Mercator 3,500,000 shares of the Company's common stock were issued and pledged as collateral by the Company in February 2002, and 2,361,814 shares of the Company's common stock were issued and pledged as collateral by Robert Spigno, the Company's Chief Executive Officer, in February 2002.

On June 21, 2002 Mercator filed an action against Conectisys Corporation, Robert A. Spigno and Patricia A. Spigno in the Superior Court of California, County of Los Angeles (Case No. BC276283) for breach of promissory note, foreclosure of security interests and fraud and deceit. Mr. Spigno is the Chairman of the Board and a director of the Company and is also the Company's Chief Executive Officer. Ms. Spigno is the Company's Secretary and Chief Financial Officer. On July 3, 2002, Mercator filed a first amended complaint in the Superior Court of California, County of Los Angeles (Case No. BC276283) adding a claim for common count for money lent. Mercator seeks damages of approximately $243,000 plus approximately $66 in interest per day commencing June 21, 2002 and other compensatory and punitive damages of unspecified amount. The Company believes that Mercator's claims are without merit because, among other factors, they have affirmative defenses to those claims, including usury and the satisfaction of amounts owed under loan from Mercator Momentum Fund as a result of the enforcement by Mercator of its security interest in shares of common stock. The Company intends to vigorously defend against these claims and to pursue appropriate counterclaims against Mercator. The Court is tentatively scheduled to hear the matter on March 1, 2004.

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2003


NOTE 13.        COMMITMENTS AND CONTINGENCIES (continued)

Litigation (continued)

The Company, during its normal course of business, may be subject from time to time to disputes and to legal proceedings against it. Both counsel and management do not expect that the ultimate outcome of any current claims will have a material adverse effect on the Company's financial statements.


NOTE 14.        FORM S-8 FILINGS

In October 2002, March 2003, and July 2003, the Company filed registration statements on Forms S-8 covering an aggregate of 15,000,000 shares issued to an independent consultant to the Company, which authorized the re-sale of the 15,000,000 shares of common stock valued at $65,000.


NOTE 15.        STOCK OPTIONS AND WARRANTS

During the fiscal year ended September 30, 1999, the Company issued to a note
holder options to purchase 500,000 shares of the   Company's Class B preferred
stock at an exercise price of $5.00 per share. As consideration, the Company reduced its debt to the note holder by $50,000 and received an extension of time to pay-off its promissory note. The Company also issued to its CEO options to purchase another 500,000 shares of the Company's Class B preferred stock at an exercise price of $5.00 per share in exchange for a reduction in debt of $50,000. Total consideration received on the above issued options, as evidenced by debt reduction, was $100,000. These options can be exercised through November 1, 2002 and can also be converted into common stock at the rate of 10 common shares for each Class B preferred share. In September 2001, the exercise price on the Class B preferred stock options was adjusted to $2.50 per share and the exercise period extended to November 1, 2005.

The Company's CEO currently owns 200,020 shares of the Company's Class A preferred stock, of which 60,000 shares were purchased during the year ended September 30, 2002, and has options to purchase another 250,000 shares for $1.00 per share through November 1, 2005.

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2003


NOTE 15.        STOCK OPTIONS AND WARRANTS (continued)

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

The Company accounts for stock-based compensation under the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25. Accordingly, compensation expense for common stock options and warrants issued to employees for services have been recorded as the difference between the intrinsic value of those services as measured by the (discounted) market value of the common stock at the date of grant and the exercise price, with pro forma disclosure of the excess market value as required by FASB No. 123. No common stock options or warrants wee granted to employees (including officers) and directors of the Company during the years ended September 30, 2003 or 2002.

All common stock options and warrants issued to consultants and other non-employees have been recorded at the fair value of the services rendered and equivalent to the market value (as discounted, if applicable) of the equity
instruments received as per FASB No. 123.   The market value was determined by
utilizing an averaging convention of between 5 to 30 days of the closing price of the Company's common shares as traded on the over-the-counter bulletin board (stock symbol CNES) through the grant date and applying certain mathematical assumptions as required under the Black-Scholes model. Such assumptions, pertaining to the risk-free annual rate of return and stock volatility, were generally the same as those mentioned above when making fair value disclosures for the issuance of officer and employee stock options, except that the risk-free annual rate of return during the latter half of fiscal 2001 and subsequent was assumed to be 5% (rather than 6%) due to the general decline of interest rates occurring throughout the economy and the world.

At September 30, 2001, the Company had an aggregate of 5,607,154 common stock options and a total of 1,000,000 Class B preferred stock options recorded as additional paid-in capital at a value of $1,375,233. Of the common stock options and warrants, 2,043,654

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2003


NOTE 15.        STOCK OPTIONS (continued)

had been issued to officers and employees and the remaining 3,563,500 had been issued to consultants and investors.

In December 2001 and January 2002, a consultant exercised 550,000 common stock options, applying the $71,500 cost of exercise against an outstanding note payable. Stock options exercisable were also reduced and transferred to common stock in the amount of $31,625.

In March 2002 trough June 2002, 3,750,000 three-year common stock warrants were issued to an accredited investor group in connection with a $750,000 12% convertible debenture financing arrangement (see Note 10 above). The allocated cost of these warrants amounted to $100,087, so that the total stock options and warrants exercisable at September 30, 2002 became $1,443,695.

In November 2002 trough May 2003, 2,500,000 seven-year common stock warrants were issued to an accredited investor group in connection with a $500,000 12% convertible debenture financing arrangement (see Note 10 above). The allocated cost of these warrants amounted to $9,816, resulting in a recorded balance of stock options and warrants exercisable at September 30, 2003 of $1,453,511 (including $100,000 attributable to 1,000,000 Class B preferred stock options noted above).

As of September 30, 2003, the Company had an additional 4,852,205 common stock options that had been granted to consultants and investors at exercise prices ranging from $0.50 to $2.00 per share, expiring from November 1, 2003 through January 16, 2005. Because these strike prices were substantially above the market price of the Company's common stock, no value was attributed to these options at the time of grant. The Company also granted a contingent issuance to its Chief Technical Officer of 2,000,000 common stock options exercisable at $0.50 per share and expiring December 31, 2004, which will note vest until certain milestones have been attained. These respective common stock options and contingent issuances have been excluded from the summarized table below.

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2003

NOTE 15.        STOCK OPTIONS AND WARRANTS (continued)

The common stock option activity during the fiscal years ended September 30, 2003 and September 30, 2002 is summarized as follows:

                                         Common Stock   Weighted
                                            Options      Average
                                              and       Exercise
                                            Warrants      Price
                                          ----------    --------
Balance outstanding, October 1, 2001       5,607,154       $.420

 Granted                                   3,750,000        .050
 Exercised                                  (550,000)       .130
                                          ----------
Balance outstanding, September 30, 2002    8,807,154        .280

 Granted                                   2,500,000        .010
                                          ----------
Balance outstanding, September 30, 2003   11,307,154       $.204
                                          ==========       =====


The following table summarizes information about common stock options at September 30, 2003:

                                 Outstanding             Exercisable
                            Weighted    Weighted               Weighted
   Range of       Common    Average      Average      Common    Average
   Exercise        Stock      Life      Exercise       Stock   Exercise
    Prices       Options    (Months)      Price       Options    Price
---------------  ---------  -------     --------    ----------  -------
$2.000 - $2.000    563,500       11     $  2.000       563,500  $ 2.000
$ .380 - $ .380    100,000       15     $   .380       100,000  $  .380
$ .192 - $ .192  1,000,000        6     $   .192     1,000,000  $  .190
$ .050 - $ .050  3,750,000       19     $   .002     3,750,000  $  .050
$ .130 - $ .130  1,450,000       23     $   .130     1,450,000  $  .130
$ .386 - $ .386  1,443,654       26     $   .386     1,443,654  $  .386
$ .380 - $ .380    500,000       26     $   .380       500,000  $  .380
& .002 - $ .002  2,500,000       76     $   .002     2,500,000  $  .002

$ .002 - $2.000 11,307,154       33     $   .204    11,307,154  $  .204
=============== ==========       ==     ========    ==========  =======

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2003

 NOTE 16.       SUBSEQUENT EVENTS

(a) In November 2003, the Company filed a registration statement on Form S-8 covering 12,000,000 shares issued to an independent consultant, authorizing the re-sale of the 12,000,000 shares of common stock valued at $25,000.

(b) During the months of October 2003 through December 2003, the Company received funding of another $200,000 (net proceeds of $138,722) from an investor group in exchange for one-year 12% convertible debt and 1,000,000 common stock warrants, with such warrants exercisable at $0.005 per share over a seven-year period.

During the subsequent period October 1, 2003 through January 8, 2004, this same investor group also converted approximately $92,000 of debt principal
along with accrued    interest into 84,651,456 shares of the Company's common
stock.  Effective October 2003, as an inducement for    this investor group's
continued funding of the Company's operations, the Company agreed to allow prospective conversions of issued convertible debt instruments into freely-trading shares of the Company's common stock at the lower of 40% (from 50% previously) of the average of the three lowest intra-day trading prices of a share of the Company's common stock on the OTC Bulletin Board during the twenty trading days immediately preceding the conversion date, and either (a) $.06 for the March, May, and June 2002 convertible debentures, or (b) $.01 for the November 2002, March and May 2003 convertible debentures. The effect on the Company's future operations would be a charge to earnings of approximately $500,000 (including accrued interest).

(c) Through January 8, 2004, in addition to the common share issuances described in Notes 16(a) and 16(b) above, the Company has issued restricted common stock in the aggregate of 116,400,000 shares, valued at approximately $118,500. Of the aggregate amount, 65,100,000 shares were issued to a consultant as debt reduction of $65,100, 50,000,000 shares were issued in a private placement for $50,000 in cash, and 1,300,000 shares were issued to a consultant for services rendered of $3,400. In addition, 15,845 Class A preferred stock options were exercised by the Company's CEO at $1.00 per share against a reduction of accrued compensation of $15,845.

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2003

 NOTE 16.       SUBSEQUENT EVENTS (continued)

(d) As of January 1, 2004, the President and Secretary/Treasurer of the Company had earned additional annual staying bonuses of $80,000 and $40,000, respectively, payable in restricted shares of the Company's common stock. Based upon the average bid and ask price of the Company's common stock during the prior 30 days of trading of approximately $0.0053 per share, this equates to the issuance of 22,641,509 shares of common stock to satisfy the additional liability.

                              INDEX TO EXHIBITS

Exhibit
Number	Description
------  -----------------------------------------------------------------------
3.1	Articles of Incorporation of the Registrant (4)

3.2	Articles of Amendment to the Articles of Incorporation of the
	Registrant filed November 7, 1994 (4)

3.3	Articles of Amendment to the Articles of Incorporation of the
 	Registrant filed December 5, 1994 (6)

3.4	Articles of Amendment to the Articles of Incorporation of the
 	Registrant filed October 16, 1995 (4)

3.5	Bylaws of the Registrant (4)

10.1	Employment Agreement dated October 2, 1995 between the Registrant and
	Robert Spigno (#) (4)

10.2	Amendment to Employment Agreement dated July 24, 1996 between the
	Registrant and Robert Spigno (#) (4)

10.3	Amendment to Employment Agreement dated August 11, 1997 between the
	Registrant and Robert Spigno (#) (4)

10.4	Amendment to Employment Agreement dated September 1, 1999 between the
	Registrant and Robert Spigno (#) (4)

10.5	Amendment to Employment Agreement dated March 27, 2000 between the
	Registrant and Robert Spigno (#) (4)

10.6	Employment Agreement dated August 1, 1998 between the Registrant and
	Lawrence Muirhead (#) (2)

10.7	Employment Agreement dated October 2, 1995 between the Registrant and
	Patricia Spigno (#) (4)

10.8	Amendment to Employment Agreement dated July 24, 1996 between the
	Registrant and Patricia Spigno (#) (4)

10.9	Amendment to Employment Agreement dated September 1, 1999 between the
	Registrant and Patricia Spigno (#) (4)

10.10	Amendment to Employment Agreement dated March 27, 2000 between the
	Registrant and Patricia Spigno (#) (4)

10.11	Agreement dated August 3, 2001 between the Registrant and Radio Design
	Group (1)

10.12	Letter of Understanding dated July 24, 2001 between the Registrant and
	Dr. Scott Samuelsen as director of the Advanced Power and Energy Program, University of California, Irvine (4)

10.13	Convertible Note dated April 12, 2001 made by the Registrant in favor
	of Laurus Master Fund, Ltd. (4)

10.14	Promissory Note Subscription Agreement dated April 12, 2001 between
	the Registrant and Laurus Master Fund, Ltd. (4)

10.15	Security Agreement dated April 12, 2001 between the Registrant and
	Laurus Master Fund, Ltd. (4)

10.16	Letter Agreement dated September 26, 2001 between the Registrant and
	Laurus Master Fund, Ltd. (4)

10.17	Letter Agreement dated April 2, 2002 between the Registrant and Laurus
	Master Fund, Ltd. (4)

10.18	Promissory Note dated September 1, 2001 made by the Registrant in
	favor of Robert Spigno (#) (4)

10.19	Promissory Note dated September 1, 2001 made by the Registrant in
	favor of Black Dog Ranch, LLC (4)

10.20	Promissory Note dated February 15, 2002 made by the Registrant in
	favor of Mercator Momentum Fund, LP (4)

10.21	ConectiSys Corporation Non-Qualified Stock Option and Stock Bonus Plan
	(2)

10.22	Amended Non-Qualified Stock Option and Stock Bonus Plan effective
	September 11, 2000 (3)

10.23	Amended Non-Qualified Stock Option and Stock Bonus Plan effective
	September 11, 2001 (1)

10.24	Securities Purchase Agreement dated as of March 29, 2002 by and
	between the Registrant and the purchasers named therein (4)

10.25	Form of Secured Convertible Debenture due March 29, 2003 (4)

10.26	Form of Common Stock Purchase Warrant dated as of March 29, 2002 (4)

10.27	Registration Rights Agreement dated as of March 29, 2002 by and
	between the Registrant and the investors named therein (4)

10.28	Security Agreement dated as of March 29, 2002 between the Registrant
	and the secured parties named therein (4)

10.29	Form of Secured Convertible Debenture due May 10, 2003 (5)

10.30	Form of Common Stock Purchase Warrant dated as of May 10, 2002 (5)

10.31	Form of Secured Convertible Debenture due June 17, 2003 (7)

10.32	Form of Common Stock Purchase Warrant dated as of June 17, 2002 (7)

10.33	Securities Purchase Agreement dated as of November 27, 2002 by and
	between the Registrant and the purchasers named therein (8)

10.34	Form of Secured Convertible Debenture due November 27, 2003 (8)

10.35	Form of Common Stock Purchase Warrant dated as of November 27, 2002
	(8)

10.36	Registration Rights Agreement dated as of November 27, 2002 by and
	between the Registrant and the investors named therein (8)

10.37	Security Agreement dated as of November 27, 2002 between the
	Registrant and the secured parties named therein (8)

10.38	Intellectual Property Security Agreement dated as of November 27, 2002
	between the Registrant and the secured parties named therein (8)

10.39	Form of Secured Convertible Debenture due March 3, 2004 (9)

10.40	Form of Common Stock Purchase Warrant dated as of March 3, 2003 (9)

10.41	Form of Secured Convertible Debenture due May 12, 2004 (10)

10.42	Form of Common Stock Purchase Warrant dated as of May 12, 2003 (10)

10.43	Letter of Amendment dated October 3, 2003 between Registrant and parties named therein.

10.44	Securities Purchase Agreement dated as of November 25, 2003 by and
	between the Registrant and the purchasers named therein

10.45	Form of Secured Convertible Debenture due November 25, 2004

10.46	Form of Common Stock Purchase Warrant dated as of November 25, 2003

10.47	Registration Rights Agreement dated as of November 25, 2003 by and
	between the Registrant and the investors named therein

10.48	Security Agreement dated as of November 25, 2003 between the
	Registrant and the secured parties named therein

10.49	Intellectual Property Security Agreement dated as of November 25, 2003
	between the Registrant and the secured parties named therein

10.50	Form of Secured Convertible Debenture due December 3, 2004

10.51	Form of Common Stock Purchase Warrant dated as of December 3, 2003

10.52	Form of Secured Convertible Debenture due December 31, 2004

10.53	Form of Common Stock Purchase Warrant dated as of December 31, 2003

21.1	Subsidiaries of the Registrant (4)

31.1	Certifications Required by Rule 13a-14(a) of the Securities Exchange
	Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer
	Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

_________________

(#)	Management contract or compensatory plan, contract or arrangement
	required to be filed as an exhibit.

(1)	Filed as an exhibit to the Registrant's Form S-8 filed with the
	Securities and Exchange Commission on September 21, 2001 (Registration No. 333-69832) and incorporated herein by reference.

(2)	Filed as an exhibit to the Registrant's Form S-8 filed with the
	Securities and Exchange Commission on December 6, 1999 (Registration No. 333- 92181) and incorporated herein by reference.

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

(6)	Filed as an exhibit to the Registrant's Form SB-2/A No. 1 filed with
	the Securities and Exchange Commission on June 6, 2002 (Registration No. 333- 87062) and incorporated herein by reference.

(7)	Filed as an exhibit to the Registrant's Form 10-QSB for the quarter
	ended June 30, 2002 and incorporated herein by reference.

(8)	Filed as an exhibit to the Registrant's Form 10-KSB for the fiscal
	year ended September 30, 2002 and incorporated herein by reference.

(9)	Filed as an exhibit to the Registrant's Form SB-2/A No. 1 filed with
	the Securities and Exchange Commission on May 2, 2003 (Registration No. 333- 102781) and incorporated herein by reference.

(10)	Filed as an exhibit to the Registrant's Form 10-QSB for the quarter
	ended June 30, 2003 and incorporated herein by reference.

                                   SIGNATURES

	In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 12th day of February, 2004.

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

Name                         Title                       Date
---------------------   ----------------------------    -------------------

/S/ ROBERT A. SPIGNO    Chairman of the Board,           February 12, 2004
ROBERT A. SPIGNO        Chief Executive Officer
                        (principal executive officer)
                        and Director


/S/PATRICIA A. SPIGNO   Chief Financial Officer,         February 12, 2004
PATRICIA A. SPIGNO      Treasurer and Secretary
                        (Principal Financial and
                         Accounting Officer)



/S/LAWRENCE MUIRHEAD    Chief Technology Officer and     February 12, 2004
LAWRENCE MUIRHEAD       Director



/S/MELISSA McGOUGH      Corporate Administrator and      February 12, 2004
MELISSA McGOUGH         Director

                          EXHIBITS FILED WITH THIS REPORT

Exhibit
Number	Description
------  -------------------------------------------------------------------
10.43	Letter of Amendment dated October 3, 2003 between Registrant and parties named therein.

10.44	Securities Purchase Agreement dated as of November 25, 2003 by and
	between the Registrant and the purchasers named therein

10.45	Form of Secured Convertible Debenture due November 25, 2004

10.46	Form of Common Stock Purchase Warrant dated as of November 25, 2003

10.47	Registration Rights Agreement dated as of November 25, 2003 by and
	between the Registrant and the investors named therein

10.48	Security Agreement dated as of November 25, 2003 between the
	Registrant and the secured parties named therein

10.49	Intellectual Property Security Agreement dated as of November 25, 2003
	between the Registrant and the secured parties named therein

10.50	Form of Secured Convertible Debenture due December 3, 2004

10.51	Form of Common Stock Purchase Warrant dated as of December 3, 2003

10.52	Form of Secured Convertible Debenture due December 31, 2004

10.53	Form of Common Stock Purchase Warrant dated as of December 31, 2003

31.1	Certifications Required by Rule 13a-14(a) of the Securities Exchange
	Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer
	Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002