Form 10QSB
period 2003-12-31
CONECTISYS CORP
filed 2004-03-12
CIK 790273

<pre>
================================================================================

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)
 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended DECEMBER 31, 2003

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

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         The number of shares outstanding of the registrant's only class of common stock, no par value per share, was 727,978,328 on March 1, 2004.

===============================================================================

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

        Condensed Consolidated Balance Sheet at December 31, 2002...........F-1

        Condensed Consolidated Statement of Operations for the Three
        Months Ended December 31, 2003 and 2002 and the
        Cumulative Period From December 31, 1990 (Inception)
        Through December 31, 2003...........................................F-3

        Condensed Consolidated Statements of Changes in Shareholders'
        Equity (Deficit) for the Cumulative Period From
        December 31, 1990 (Inception) Through December 31, 2003.............F-4

        Condensed Consolidated Statement of Cash Flow for the Three
        Months Ended December 31, 2003 and 2002 and the Cumulative
        Period From December 31, 1990 (Inception) Through
        December 31, 2003...................................................F-12

        Notes to Condensed Consolidated Financial Statements................F-15

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations..................................................2

Item 3.  Controls and Procedures...............................................9

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.....................................................9

Item 2.  Changes in Securities and Use of Proceeds............................10

Item 3.  Defaults Upon Senior Securities......................................11

Item 4.  Submission of Matters to a Vote of Security Holders..................12

Item 5.  Other Information....................................................12

Item 6.  Exhibits and Reports on Form 8-K.....................................12

Signatures....................................................................14

Exhibits Filed with this Report on Form 10-QSB................................15


ITEM 1. FINANCIAL STATEMENTS


CONECTISYS CORPORATION AND SUBSUDIARIES ( A Development Stage Company)
              CONSOLIDATED BALANCE SHEET
                   December 31, 2003

                                                              Dec. 31          Dec. 31          Sep. 30
                                                                 2003             2002             2003
                                                            Unaudited        Unaudited          Audited
Assets
Current assets
  Cash                                                           87,349           58,061            2,282
  Debt issuance cost - current, net of accumulated
    amortization of $288,186, $168,047 and $275,448              57,568          231,089           27,896
Total current assets                                            144,917          289,150           30,178

Property and equipment, net of accumulated
  depreciation of $308,119, $283,939 and $304,553                28,910           47,773           32,476

License and technology, net of accumulated
  amortization of $421,478, $421,478 and $421,478                     0                0                0



Total assets                                                    173,827          336,923           62,654



CONECTISYS CORPORATION AND SUBSUDIARIES ( A Development Stage Company)
              CONSOLIDATED BALANCE SHEET
                   December 31, 2003
                                                               Dec. 31          Dec. 31          Sep. 30
                                                                  2003             2002             2003
                                                             Unaudited        Unaudited          Audited

Liabilities and shareholders' equity
Current liabilities
  Accounts payable                                              246,339          332,389          274,746
  Accrued compensation                                        1,283,792          996,175        1,113,620
  Due to officers                                                59,372          123,906           92,121
  Accrued interest payable                                      366,752          202,183          339,965
  Other current liabilities                                      18,113              669           14,410
  Notes payable and current potion of
    long-term debt                                            1,160,243        1,119,303        1,090,597

Total current liabilities                                     3,134,611        2,774,625        2,925,459

Long-term debt, net of current                                                                     99,615

Total liabilities                                             3,134,611        2,774,625        3,025,074

Shareholders' equity
Preferred stock - Class A 1,000,000 shares authorized
    $1.00 par value, 215,865, 200,020 and 200,020 issued
    and outstanding                                             215,865          200,020          200,020
Common stock - 1,000,000,000 shares authorized,
  no par value, 680,013,310, 88,837,163 and 490,224,872
  authorized, issued and outstanding                         20,109,217       18,679,587       19,807,537
Additional paid in capital:
  Stock options exercisable, convertible preferred stock - Class B
   1,000,000 stock options issued and outstanding, common
   common stock - 11,307,154 3,207,154 and 11,307,154         1,354,456        1,344,663        1,353,511
  Convertible preferred stock - Class B 1,000,000 shares authorized
    $1.00 par value, no shares issued and outstanding           100,000          100,000          100,000
  Beneficial conversion option                                1,013,654          906,013          881,550

Accumulated gain (deficit) during development stage         (25,753,976)     (23,667,985)     (25,305,038)

Total shareholders' equity                                   (2,960,784)      (2,437,702)      (2,962,420)

Total liabilities and shareholders' equity                      173,827          336,923           62,654

CONECTISYS CORPORATION AND SUBSUDIARIES ( A Development Stage Company)
         CONSOLIDATED STATEMENT OF OPERATIONS
 For the Three Months Ended December 31, 2003 and 2002
               And the Cumulative Period
From December 31, 1990 (Inception) Through December 31, 2003

                                                                                            Dec. 1, 1990
                                                                                             (Inception)
                                                                                                 Through
                                                               Dec. 31          Dec. 31          Dec. 31
                                                                  2003             2002             2003
                                                             Unaudited        Unaudited        Unaudited
Revenues                                                              0                0          517,460

Cost of goods sold                                                    0                0          790,063

Gross profit                                                          0                0         (272,603)

General and administrative                                      303,819          488,232       18,845,604
Bad debt expense                                                                                1,680,522
Loss from operations                                           (303,819)        (488,232)     (20,798,729)

Non-operating income (expense)                                                                          0

Settled damages                                                                                    25,000
Other income                                                                                       12,072
Interest income                                                                                   102,924
Interest expense                                               (145,119)        (261,590)      (2,780,140)
Write-off of intangible assets                                                                 (1,299,861)
Minority interest                                                                                  62,500

Net loss                                                       (448,938)        (749,822)     (24,676,234)

Weighted average shares outstanding                          608,652,857       34,983,564

Net loss per share                                                (0.00)           (0.02)

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
For the Cumulative Period December 1, 1990 (Inception) Through December 31, 2003

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



CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
For the Cumulative Period December 1, 1990 (Inception) Through December 31, 2003

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



CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
For the Cumulative Period December 1, 1990 (Inception) Through December 31, 2003

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



CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
For the Cumulative Period December 1, 1990 (Inception) Through December 31, 2003

                         Preferred Stock             Common Stock               Additional     Stock                      Total
                         Class A and B               No Par Value                 Paid in   Subscription  Accumulated Shareholders'
                            Shares          Value       Shares        Value       Capital    Receivable     Deficit      Equity
                                                                                                                       (Deficit)
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


CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
For the Cumulative Period December 1, 1990 (Inception) Through December 31, 2003

                         Preferred Stock             Common Stock               Additional     Stock                      Total
                         Class A and B               No Par Value                 Paid in   Subscription  Accumulated Shareholders'
                            Shares          Value       Shares        Value       Capital    Receivable     Deficit      Equity
                                                                                                                        (Deficit)
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


CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
For the Cumulative Period December 1, 1990 (Inception) Through December 31, 2003

                         Preferred Stock             Common Stock               Additional     Stock                      Total
                         Class A and B               No Par Value                 Paid in   Subscription  Accumulated Shareholders'
                            Shares          Value       Shares        Value       Capital    Receivable     Deficit      Equity
                                                                                                                       (Deficit)
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


CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
For the Cumulative Period December 1, 1990 (Inception) Through December 31, 2003

                         Preferred Stock             Common Stock               Additional     Stock                      Total
                         Class A and B               No Par Value                 Paid in   Subscription  Accumulated Shareholders'
                            Shares          Value       Shares        Value       Capital    Receivable     Deficit      Equity
                                                                                                                        (Deficit)
Shares issued in exchange for:
Services, October 2002 through
  September 2003 valued from
  $0.0012 to $0.01 per share        0              0   31,500,000      134,000            0            0            0      134,000
Debt and accrued liabilities
  October 2002 through September
  2003 with common shares
  valued from $0.001 to $0.0512
  per share                         0              0  162,134,748      704,774     (155,027)           0            0      549,747
Cash, October 2002 through
  September 2003 with prices
  ranging from $0.001 to $0.10
  per share                         0              0  128,500,000      180,000            0            0            0      180,000
Issuance of 2,500,000 warrants
 November 2002 through
 September 2003 at an exercise
 price of $0.005 per share, in
 conjunction with $500,000
 principal value of 12%
 convertible debt                   0              0            0            0        9,816            0            0        9,816
Beneficial conversion option
  October 2002 through June 2003
  pertaining to $350,000 principal
  valued of 12% convertible         0              0            0            0      490,184            0            0      490,184
Conversion of $193,665 principal
  value of 12% convertible debt
  along with $34,335 accrued
  interest, net of $52,340
  convertible debt discount         0              0  103,778,301      353,525     (177,845)           0            0      175,680
Net loss for the year               0              0            0            0            0            0   (2,386,875)  (2,386,875)

Balance, September 30, 2003   200,020        200,020  490,224,872   19,807,537    2,335,061            0  (25,305,038)  (2,962,420)






CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
For the Cumulative Period December 1, 1990 (Inception) Through December 31, 2003

                         Preferred Stock             Common Stock               Additional     Stock                      Total
                         Class A and B               No Par Value                 Paid in   Subscription  Accumulated Shareholders'
                            Shares          Value       Shares        Value       Capital    Receivable     Deficit      Equity
                                                                                                                        (Deficit)
Shares issued in exchange for:
Services, October 2003 through
  December 2003 valued from
  $0.002 to $0.003 per share    15,845         15,845   13,300,000       28,400            0            0            0       44,245
Debt and accrued liabilities
  October 2002 through September
Issuance of 1,000,000 warrants
 November 2003 through
 December\ 2003 at an exercise
 price of $0.005 per share, in
 conjunction with $200,000
 principal value of 12%             0              0            0            0          945            0            0          945
 convertible debt
  2003 with common shares
  valued from $0.001 to $           0              0   65,100,000       65,100            0            0            0       65,100
  per share
Cash, October 2003 through
  December 2003 with prices
  ranging from $0.001 to            0              0   55,000,000       55,000            0            0            0       55,000
  per share
Beneficial conversion option
  October 2003 through December 2003
  pertaining to $200,000 principal
  valued of 12% convertible debt      0            0            0            0      199,055            0            0      199,055
Conversion of $77,262 principal
  value of 12% convertible debt
  along with $8,968 accrued
  interest, net of $66,951
  convertible debt discount         0              0   56,388,438      153,180      (66,951)           0            0       86,229
Net loss for the year               0              0            0            0            0            0     (489,377)    (489,377)

Balance, December 31, 2003    215,865        215,865  680,013,310   20,109,217    2,468,110            0  (25,794,415)  (3,001,223)

CONECTISYS CORPORATION AND SUBSUDIARIES ( A Development Stage Company)
          CONSOLIDATED STATEMENT OF CASHFLOW
 For the Three Months Ended December 31, 2003 and 2002
               And the Cumulative Period
From December 31, 1990 (Inception) Through December 31, 2003

                                                                                           Dec. 1, 1990
                                                                                            (Inception)
                                                                                                Through
                                                              Dec. 31          Dec. 31          Dec. 31
                                                                 2003             2002             2003
                                                            Unaudited        Unaudited        Unaudited
Operating activities
  Net income (loss)                                            (448,937)        (749,822)     (24,676,233)
    Adjustments to reconcile net income (loss)
      to net cash provided by (used by)
      operating activities:
        Provision for bad debt                                                                  1,422,401
        Depreciation and amortization                             3,566            3,566        1,697,720
        Stock issued for services                                44,245           85,750        7,565,018
        Stock issued for interest                                 8,968           19,126          544,559
        Settlements                                                   0                0          (25,000)
        Minority interest                                             0                0          (62,500)
        Intangibles                                                                             1,299,861
        Amortization of debt issuance cost
          and note discounts                                     98,434          237,154        1,538,972
Changes in operating assets and liabilities
  (Increase) decrease in assets
    Accounts receivable                                               0                0           (4,201)
    Prepaid expenses                                                  0                0                0
    Interest receivable                                               0                0          (95,700)
    Deposits and prepaids                                             0                0          182,346
  Increase (decrease) in liabilities
    Bank overdraft                                                    0                0                0
    Accounts payable                                            (28,407)         143,491          888,994
    Accrued compensation                                        170,172           68,325        2,389,964
    Due to officers                                             (32,749)          (6,578)         711,222
    Other current liabilities                                    38,066          (15,552)         587,223

Net cash provided by (used by) operating activities            (146,642)        (214,540)      (6,035,354)



CONECTISYS CORPORATION AND SUBSUDIARIES ( A Development Stage Company)
          CONSOLIDATED STATEMENT OF CASHFLOW
   For the Three Months Ended December 31, 2003 and 2002
               And the Cumulative Period
From December 31, 1990 (Inception) Through December 31, 2003

                                                                                           Dec. 1, 1990
                                                                                            (Inception)
                                                                                              Through
                                                            Dec. 31          Dec. 31          Dec. 31
                                                             2003             2002             2003
                                                           Unaudited        Unaudited        Unaudited
Investing activities
  Collection of notes receivable                                      0                0                0
  Increase in notes receivable                                        0                0       (1,322,500)
  Cost of license & technology                                        0                0          (94,057)
  Purchase of equipment                                               0                0         (203,847)

Net cash provided by (used by) investing activities                                    0       (1,620,404)

Financing activities
  Common stock issued for cash                                   55,000           30,000        3,467,172
  Stock warrants                                                      0                0          187,131
  Preferred stock issued for cash                                     0                0           16,345
  Proceeds from stock purchase                                        0                0          281,250
  Debt issuance cost                                            (40,439)               0         (343,783)
  Proceeds from debts
    Related party                                                     0                0          206,544
    Other                                                       235,000          200,000        4,398,043
  Payments on debt
    Related party                                                     0                0          (53,172)
    Other                                                       (17,852)         (12,500)        (452,388)
  Decrease in subscription receivable                                 0                0           35,450
  Contributed capital                                                                                 515

Net cash from (used by) financing activities                    231,709          217,500        7,743,107

Net increase (decrease) in cash                                  85,067            2,960           87,349

Cash beginning of period                                          2,282           55,101                0

Cash end of period                                               87,349           58,061           87,349



CONECTISYS CORPORATION AND SUBSUDIARIES ( A Development Stage Company)
          CONSOLIDATED STATEMENT OF CASHFLOW
   For the Three Months Ended December 31, 2003 and 2002
               And the Cumulative Period
From December 31, 1990 (Inception) Through December 31, 2003


                                                                                           Dec. 1, 1990
                                                                                            (Inception)
                                                                                              Through
                                                            Dec. 31          Dec. 31          Dec. 31
                                                             2003             2002             2003
                                                           Unaudited        Unaudited        Unaudited


Cash paid during the year for
  Interest                                                            0                0          388,648
  Taxes                                                               0                0            8,050

Non-cash activities
  Common stock issued for
    Purchase of stock                                                 0                0                0
    Prepaids                                                          0                0          182,346
    PP&E                                                              0                0          130,931
    Deposit                                                           0                0                0
    License & technology                                              0                0        2,191,478
    Minority interest                                                 0                0           59,247
    Repayment of debt                                           142,362          106,638        5,714,029
    Service & interest                                           37,368          214,700        4,986,560
  Preferred stock issued for
    Services                                                     15,845                0           15,845
    Repayment of debt                                                 0                0                0
  Preferred stock options issued for
    Services                                                                                       60,000
    Repayment of debt                                                                             119,520

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003

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

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003

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

Since the fair value is estimated at December 31, 2003, the amounts that will actually be realized or paid at settlement of the instruments could be significantly different. The carrying amount of cash and cash equivalents is assumed to be the fair value because of the liquidity of these instruments. Accounts payable, accrued compensation, due to officer, accrued interest, other current liabilities, and notes payable approximate fair value because of the short maturity of these instruments. Also, market rates of interest apply on all officer advances and short-term promissory notes. Long-term debt is recorded at face value because the principal amount is convertible into common stock.

Fiscal year

Effective December 1, 1998, the Company changed its fiscal year-end from November 30 to September 30.

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003

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

Technology

Deferred technology costs include capitalized product development and product improvement costs incurred after achieving technological feasibility and are amortized over a period of five years. At December 31, 2003, no deferred technology costs were recognized.

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003

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

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003

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

As of December 31, 2003, the Company had 680,013,310 shares of common stock outstanding. If all the Company's unexpired stock warrants and options (including contingent issuances) were exercised, and all the principal value and accrued interest on its outstanding convertible debentures were converted, the Company's incremental common shares (not included in the denominator of diluted earnings (loss) per share because of their anti-dilutive nature) would be as follows:

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003

Net loss per common share - basic and diluted (continued)

Class B preferred stock options                   10,000,000
Convertible note holder common stock warrants      7,250,000
Common stock warrants - other                      3,215,705
Common stock options - officers                    4,043,654
Common stock options - other                       4,650,000
                                                    -----------
Subtotal                                          29,159,359

Accrued officer compensation ($360,000),
assumed converted into common stock at
prices ranging from $0.0215 to $0.2250
per share                                          6,888,922

Convertible note holder principal value
($1,085,944) and accrued interest ($140,386),
assumed converted into common stock at
$0.002 per share                                 613,165,000
                                                    -----------
Total potential common stock equivalents         649,213,281


If all currently outstanding potential common stock equivalents were exercised, the Company would receive proceeds of approximately $11,062,000.

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

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," effective for exit or disposal activities after December 15, 2002, which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issue Task Force

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003

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

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 clarifies the accounting and reporting for derivative instruments, including certain derivative instruments imbedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." In particular, SFAS No. 149 clarifies under what circumstances a contract with an initial net investment met the characteristic of a derivative as described in SFAS No. 133. SFAS No. 149 also clarifies when a derivative contains a financing component. SFAS No. 149 is generally effective for derivative instruments entered

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003

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


NOTE 2. GOING CONCERN UNCERTAINTY

As of December 31, 2003, the Company had a deficiency in working capital of approximately $3,000,000, and had incurred continual net losses since its return to the development stage in fiscal 1996 of almost $22,500,000, which raise substantial doubt about the Company's ability to continue as a going concern.

Management's plans for correcting these deficiencies include the future sales and licensing of the Company's products and technologies, the raising of capital through the issuance of common stock and from continued officer advances, which will help provide the Company with the liquidity necessary to meet operating expenses. An investor group had previously advanced the Company an aggregate amount of $1,450,000 through nine similar funding tranches occurring in April 2002, May 2002, June 2002, November 2002, March 2003, May 2003, November 2003, December 2003. Over the longer term, the Company plans to achieve profitability through its operations from the sale and licensing of its H-Net automatic meter-reading system. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of the recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

CONECTISYS CORPORATION AND SUBSIDIARIES (A
Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS December 31, 2003

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

NOTE 5.    PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2003 consisted of the following:


Office equipment                             $   285,058
Furniture and fixtures                            16,609
Vehicles                                          35,362
                                             -----------
Total cost                                       337,029
Accumulated depreciation                        (308,119)
                                             -----------
Net book value                               $    28,910
                                             ===========

NOTE 6.    LICENSE RIGHTS AND TECHNOLOGY

License rights and technology at December 31, 2003 consisted of the following:

      License rights                            $   421,478
      Accumulated amorttion                        (421,478)
                                                 -----------
        Net book value                          $       -
                                                 ===========

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003

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

In March through June 2002, the Company received $750,000 from an accredited investor group in exchange for 12% convertible debentures, convertible at the lesser of $0.06 per share and 50% of the average of the lowest three intra-day trading prices of a share of common stock during the 20 trading days immediately preceding conversion. The convertible debentures were accompanied by 3,750,000 common stock warrants, exercisable over a three year period at the lesser of $0.045 per share and 50% of the average of the lowest three intra-day trading prices of a share of common stock during the 20 trading days immediately preceding conversion. Debt issuance costs associated with these loans amounted to $147,500, of which $90,000 represented finder's fees and $57,500 represented legal costs. These loan fees were fully amortized at September 30, 2003.

In November 2002 through May 2003, the Company received another $500,000 from the above accredited investor group in exchange for 12% convertible debentures, convertible at the lesser of $0.01 per share and 50% of the average of the lowest three intra-day trading prices of a share of common stock during the 20 trading days immediately preceding conversion. The convertible debentures were accompanied by 2,500,000 common stock warrants, exercisable over a seven-year period at $0.005 per share. Debt issuance costs associated with these loans amounted to $83,069, consisting of $66,069 in finder's fees and $17,000 in legal costs. Amortization of these costs over the pro-rata portion of the one-year term of the loans amounted to $55,173 through September 30, 2003. Total amortization of all debt issuance costs during the year ended September 30, 2003 amounted to $144,276, including $89,103 attributable to the unamortized balance at September 30, 2002. The unamortized balance of the debt issuance costs at September 30, 2003 was $27,896.

In October 2003, the variable conversion price of the 12% convertible debentures issued from March through June 2002 and from November 2002 through May 2003 was reduced from 50% to 40% of the average of the lowest three intra-day trading prices of a share of common stock during the 20 trading days immediately preceding conversion.

In November 2003 through December 2003, the Company received another $200,000 from the above accredited investor group in exchange for 12% convertible debentures, convertible at the lesser of $0.005 per share and 40% of the average of the lowest three intra-day trading prices of a share of common stock during the 20 trading days immediately preceding conversion. The convertible debentures were accompanied by 1,000,000 common stock warrants, exercisable over a seven-year period at $0.005 per share. Debt issuance costs associated with these loans amounted to $42,410, consisting of $12,410 in finder's fees and $30,000 in legal costs.

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003

NOTE 7.   DEBT ISSUANCE COSTS (continued)

Amortization of these costs over the pro-rata portion of the one-year term of the loans amounted to $55,173 through September 30, 2003. Total amortization of all debt issuance costs during the year ended September 30, 2003 amounted to $144,276, including $89,103 attributable to the unamortized balance at September 30, 2002. The unamortized balance of the debt issuance costs at September 30, 2003 was $27,896. Total amortization of all debt issuance cost during the three months ended December 31, 2003 was $12,738, leaving an unamortized balance of $57,568.


NOTE 8.    DUE TO OFFICERS

At September 30, 2001, a revolving promissory note agreement for $56,880 was drawn up, due on demand, at an annual interest rate of 18%, for unpaid cumulative advances (plus interest) made by the Company's CEO. During the year ended September 30, 2002, cash advances of $31,500 were made. Additionally, the loan account was increased by $120,875, representing the value of 2,361,814 restricted shares of the Company's common stock held by the CEO, which were used as collateral and transferred to a note holder in June of 2002 to partially cover a $300,000 debt, and by $16,202, representing the value of 794,857 restricted shares of the Company's common stock held by the CEO, which were pledged to and sold by a convertible note holder on a Company obligation in default. Repayments of debt by the Company amounted to $144,806 and accrued interest amounted to $6,913 during the year ended September 30, 2002, resulting in a loan balance due the CEO at September 30, 2002 of $87,564. During the year ended September 30, 2003, additional cash advances totaling $37,869 were made, along with $37,423, representing another 1,835,885 restricted shares of the Company's common stock pledged and sold by the above note holder. Repayments of debt by the Company amounted to $136,009, including re-issuance of 2,361,814 restricted shares of the Company's common stock valued at $120,875 that had been transferred to a note holder during the previous fiscal year. Accrued interest during the year ended September 30, 2003 was $10,073, bringing the loan balance due the CEO at September 30, 2003
to $36,920.   During the three months ended December 31, 2003, the Company repaid $36,010. Accrued interest of $740 during the period brought the loan balance due the
CEO at December 31, 2003 to $1,650. The loan balance at December 31, 2003 is currently due on demand and continues to accrue interest at the rate of 18% per year.

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003

NOTE 8.    DUE TO OFFICERS (continued)

At September 30, 2001, a promissory note agreement for $25,874 was drawn up, due on demand, at an annual interest rate of 18 percent, for cumulative advances (plus interest) made by the Company's Secretary/Treasurer. The Secretary/Treasurer had also borrowed on a personal credit card for the Company's behalf in the amount of $18,455, bringing the total obligation due the Secretary/Treasurer at September 30, 2001 to $44,329. During the year ended September 30, 2002, the personal credit card balance was virtually paid-off. Additional loan advances were $19,500, loan repayments were $39,500, and accrued interest was $2,269 during the year ended September 30, 2002, bringing the aggregate loan balance due the Secretary/Treasurer at September 30, 2002 to $8,143. During the year ended September 30, 2003, additional cash advances of $37,500 were made, and accrued interest was $6,522, resulting in a loan balance due the secretary Treasurer at September 30, 2003 of $52,165. During the three months ended December 31, 2003, accrued interest amounted to $2,383 bring the loan balance due the Secretary at December 31, 2003 to $54,548. The loan balance at December 31, 2003 is currently due on demand and continues to accrue interest at the rate of 18% per year.

During the period May through September 2002, the Company's Chief Technical Officer advanced the Company $32,946, corresponding to 684,407 restricted shares of the Company's common stock held by the officer, which were pledged to and sold by a convertible note holder on a Company obligation in default. Accrued interest at the annual rate of 18% was $1,831 through the end of the fiscal year, bringing the total loan amount to $34,777 at September 30, 2002. In November 2002, the Company re-issued the 684,407 restricted shares to the Chief Technical Officer (valued at $32,946) that had been pledged to and sold by the convertible note holder during the previous fiscal year. Accrued interest amounted to $1,205 during the year ended September 30, 2003, resulting in a loan balance of $3,036 as of that date. During the three months ended December 31, 2003, accrued interest amounted to $138 bringing the loan balance due the Chief Technical Officer at December 31, 2003 to $3,174.The loan balance at December 31, 2003 is currently due on demand and continues to accrue interest at the rate of 18% per year.

The aggregate amount due officers at December 31, 2003 and 2002 was $59,372 and $123,906, respectively, and interest expense on the officer loans amounted to $3,261 and $11,013 for the three months ended December 31, 2003 and 2002, respectively.

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003

NOTE 8.    DUE TO OFFICERS (continued)

As of December 31, 2003, the Company owed its officers $1,283,792 in accrued compensation. Of this amount, $360,000 was attributable to aggregate staying bonuses payable to the President and Secretary/Treasurer of the Company. The staying bonuses are to be compensated for with Conectisys Corp. restricted stock, valued at the average bid and ask price for the stock for the 30 days prior to each respective year-end issuance date. The total common stock to be issued as staying bonuses amounted to 29,530,431 shares at December 31, 2003.

NOTE 9.    NOTES PAYABLE

Notes payable at December 31, 2003 consisted of the following:

Registered Convertible Debentures - secured by substantially all the assets of the Company

        Convertible Debenture #1

     Note payable to AJW Partners, LLC
      (Convertible Debenture) due on
      March 29, 2003 at an annual interest
      rate of 12%                                  $29,480

     Accrued interest of $6,232 and principal
      on Convertible Debenture convertible
      into approximately 17,856,000
      shares of common stock at the price
      of $0.002 at December 31, 2003                6,232  $    35,712
                                                   -------
     Note payable to New Millennium Capital
      Partners II, LLC (Convertible Debenture)
      due on March 29, 2003 at an annual interest
      rate of 12%                                   29,480

     Accrued interest of $6,232 and principal
      on Convertible Debenture convertible
      into approximately 17,856,000
      shares of common stock at the price
      of $0.002 at December 31, 2003                6,232       35,712
                                                  -------

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003


NOTE 9.    NOTES PAYABLE (continued)

     Note payable to AJW/New Millennium
      Offshore, Ltd. (Convertible Debenture)
      due on March 29, 2003 at an annual
      interest rate of 12%                         $33,900

     Accrued interest of $7,166 and principal
      on Convertible Debenture convertible
      into approximately 20,533,000
      shares of common stock at the price
      of $0.002 at December 31, 2003                7,166  $    41,066
                                                   -------
     Note payable to Pegasus Capital Partners,
      LLC (Convertible Debenture) due on
      March 29, 2003 at an annual interest
      rate of 12%                                   20,730

     Accrued interest of $4,382 and principal
      on Convertible Debenture convertible
      into approximately 12,556,000
      shares of common stock at the price
      of $0.002 at December 31, 2003                4,382       25,112
                                                   -------
     Convertible Debenture #2

     Note payable to AJW Partners, LLC
      (Convertible Debenture) due on
      May 10, 2003 at an annual interest
      rate of 12%                                    40,000

     Accrued interest of $7,904 and principal
      on Convertible Debenture convertible
      into approximately 23,952,000
      shares of common stock at the price
      of $0.002 at December 31, 2003                7,904       47,904
                                                   --------

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003


NOTE 9.    NOTES PAYABLE (continued)

     Note payable to New Millennium Capital
      Partners II, LLC (Convertible Debenture)
      due on  May 10, 2003 at an annual
      interest rate of 12%                         $40,000

     Accrued interest of $7,409 and principal
      on Convertible Debenture convertible
      into approximately 23,952,000
      shares of common stock at the price
      of $0.002 at December 31, 2003                7,904  $    47,904
                                                   -------
     Note payable to AJW/New Millennium
      Offshore, Ltd. (Convertible Debenture)
      due on May 10, 2003 at an annual
      interest rate of 12%                          45,000

     Accrued interest of $8,892 and principal
      on Convertible Debenture convertible
      into approximately 26,946,000
      shares of common stock at the price
      of $0.002 at December 31, 2003                 8,892      53,892
                                                    -------

     Note payable to Pegasus Capital Partners,
      LLC (Convertible Debenture) due on
      May 10, 2003 at an annual
      interest rate of 12%                           25,000

     Accrued interest of $4,940 and principal
      on Convertible Debenture convertible
      into approximately 14,970,000
      shares of common stock at the price
      of $0.002 at December 31, 2003                 4,940      29,940
                                                    -------
     Convertible Debenture #3

     Note payable to AJW Partners, LLC
      (Convertible Debenture) due on
      June 17, 2003 at an annual interest
      rate of 12%                                     80,000

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003


NOTE 9.    NOTES PAYABLE (continued)

     Accrued interest of $14,808 and principal
      on Convertible Debenture convertible
      into approximately 47,404,000
      shares of common stock at the price
      of $0.002 at December 31, 2003               $14,808 $    94,808
                                                    -------

     Note payable to New Millennium Capital
      Partners II, LLC (Convertible Debenture)
      due on  June 17, 2003 at an annual
      interest rate of 12%                           80,000

     Accrued interest of $14,808 and principal
      on Convertible Debenture convertible
      into approximately 47,404,000
      shares of common stock at the price
      of $0.002 at December 31, 2003                14,808      94,808
                                                    -------

     Note payable to AJW/New Millennium
      Offshore, Ltd. (Convertible Debenture)
      due on June 17, 2003 at an annual
      interest rate of 12%                           90,000

     Accrued interest of $16,659 and principal
      on Convertible Debenture convertible
      into approximately 53,329,500
      shares of common stock at the price
      of $0.002 at December 31, 2003                16,659     106,659
                                                   --------

     Note payable to Pegasus Capital Partners,
      LLC (Convertible Debenture) due on
      June 17, 2003 at an annual
      interest rate of 12%                           50,000

     Accrued interest of $9,255 and principal
      on Convertible Debenture convertible
      into approximately 29,627,500
      shares of common stock at the price
      of $0.002 at December 31, 2003                 9,255      59,255
                                                   --------

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003

NOTE 9.    NOTES PAYABLE (continued)

     Convertible Debenture #4

     Note payable to AJW Partners, LLC
      (Convertible Debenture) due on
      November 27, 2003 at an annual interest
      rate of 12%                                   $7,451

     Accrued interest of $977 and principal
      on Convertible Debenture convertible
      into approximately 4,214,000
      shares of common stock at the price
      of $0.002 at December 31, 2003                   977 $     8,428
                                                    -------

     Note payable to AJW Offshore, Ltd.
      (Convertible Debenture) due on
      November 27, 2003 at an annual interest
      rate of 12%                                     7,451

     Accrued interest of $977 and principal
      on Convertible Debenture convertible
      into approximately 4,214,000
      shares of common stock at the price
      of $0.002 at December 31, 2003                   977       8,428
                                                    -------

     Note payable to AJW Qualified Partners,
      LLC (Convertible Debenture) due on
      November 27, 2003 at an annual interest
      rate of 12%                                     7,452

     Accrued interest of $978 and principal
      on Convertible Debenture convertible
      into approximately 4,215,000
      shares of common stock at the price
      of $0.002 at December 31, 2003                   978       8,430
                                                    -------

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003


NOTE 9.    NOTES PAYABLE (continued)

     Convertible Debenture #5

     Note payable to AJW Partners, LLC
      (Convertible Debenture) due on
      March 3, 2004 at an annual interest
      rate of 12%                                   $50,000

     Accrued interest of $4,997 and principal
      on Convertible Debenture convertible
      into approximately 27,498,500
      shares of common stock at the price
      of $0.002 at December 31, 2003                 4,997  $   54,997
                                                    -------

     Note payable to AJW Offshore, Ltd.
      (Convertible Debenture) due on
      March 3, 2004 at an annual interest
      rate of 12%                                    50,000

     Accrued interest of $4,997 and principal
      on Convertible Debenture convertible
      into approximately 27,498,500
      shares of common stock at the price
      of $0.002 at December 31, 2003                 4,997  $   54,997
                                                    -------

     Note payable to AJW Qualified Partners,
      LLC (Convertible Debenture) due on
      March 3, 2004 at an annual interest
      rate of 12%                                    50,000

     Accrued interest of $4,997 and principal
      on Convertible Debenture convertible
      into approximately 27,498,500
      shares of common stock at the price
      of $0.002 at December 31, 2003                 4,997  $   54,997
                                                    -------

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003


NOTE 9.    NOTES PAYABLE (continued)

     Convertible Debenture #6

     Note payable to AJW Partners, LLC
      (Convertible Debenture) due on
      May 12, 2004 at an annual interest
      rate of 12%                                   $50,000

     Accrued interest of $3,847 and principal
      on Convertible Debenture convertible
      into approximately 26,923,500
      shares of common stock at the price
      of $0.002 at December 31, 2003                 3,847 $    53,847
                                                    -------

     Note payable to AJW Offshore, Ltd.
      (Convertible Debenture) due on
      May 12, 2004 at an annual interest
      rate of 12%                                    50,000

     Accrued interest of $3,847 and principal
      on Convertible Debenture convertible
      into approximately 26,923,500
      shares of common stock at the price
      of $0.002 at December 31, 2003                 3,847 $    53,847
                                                    -------

     Note payable to AJW Qualified Partners,
      LLC (Convertible Debenture) due on
      May 12, 2004 at an annual interest
      rate of 12%                                    50,000

     Accrued interest of $3,847 and principal
      on Convertible Debenture convertible
      into approximately 26,923,500
      shares of common stock at the price
      of $0.002 at December 31, 2003                 3,847 $    53,847

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003


NOTE 9.    NOTES PAYABLE (continued)

     Convertible Debenture #7

     Note payable to AJW Partners, LLC
      (Convertible Debenture) due on
      November 25, 2004 at an annual interest
      rate of 12%                                   $33,333

     Accrued interest of $405 and principal
      on Convertible Debenture convertible
      into approximately 16,869,000
      shares of common stock at the price
      of $0.002 at December 31, 2003                   405 $    33,738
                                                    -------

     Note payable to AJW Offshore, Ltd.
      (Convertible Debenture) due on
      November 25, 2004 at an annual interest
      rate of 12%                                    33,333

      Accrued interest of $405 and principal
      on Convertible Debenture convertible
      into approximately 16,869,000
      shares of common stock at the price
      of $0.002 at December 31, 2003                   405 $    33,738

                                                    -------
     Note payable to AJW Qualified Partners,
      LLC (Convertible Debenture) due on
      November 25, 2004 at an annual interest
      rate of 12%                                    33,334

     Accrued interest of $406 and principal
      on Convertible Debenture convertible
      into approximately 16,870,000
      shares of common stock at the price
      of $0.002 at December 31, 2003                   406 $    33,740
                                                    -------

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003


NOTE 9.    NOTES PAYABLE (continued)

     Convertible Debenture #8

     Note payable to AJW Partners, LLC
      (Convertible Debenture) due on
      December 3, 2004 at an annual interest
      rate of 12%                                   $16,667

     Accrued interest of $159 and principal
      on Convertible Debenture convertible
      into approximately 8,418,000
      shares of common stock at the price
      of $0.002 at December 31, 2003                   169 $    16,836
                                                    -------

     Note payable to AJW Offshore, Ltd.
      (Convertible Debenture) due on
      December 3, 2004 at an annual interest
      rate of 12%                                   $16,667

     Accrued interest of $159 and principal
      on Convertible Debenture convertible
      into approximately 8,418,000
      shares of common stock at the price
      of $0.002 at December 31, 2003                   169 $    16,836
                                                    -------

     Note payable to AJW Qualified Partners,
      LLC (Convertible Debenture) due on
      December 3, 2004 at an annual interest
      rate of 12%                                   $16,667

     Accrued interest of $159 and principal
      on Convertible Debenture convertible
      into approximately 8,418,000
      shares of common stock at the price
      of $0.002 at December 31, 2003                   169 $    16,836
                                                    -------

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003


NOTE 9.    NOTES PAYABLE (continued)

     Convertible Debenture #9

     Note payable to AJW Partners, LLC
      (Convertible Debenture) due on
      December 31, 2004 at an annual interest
      rate of 12%                                   $16,666

     Accrued interest of $5 and principal
      on Convertible Debenture convertible
      into approximately 8,335,500
      shares of common stock at the price
      of $0.002 at December 31, 2003                     5 $    16,671
                                                    -------

     Note payable to AJW Offshore, Ltd.
      (Convertible Debenture) due on
      December 31, 2004 at an annual interest
      rate of 12%                                   $16,667

     Accrued interest of $5 and principal
      on Convertible Debenture convertible
      into approximately 8,336,500
      shares of common stock at the price
      of $0.002 at December 31, 2003                     6$    16,673
                                                    -------

     Note payable to AJW Qualified Partners,
      LLC (Convertible Debenture) due on
            December 31, 2004 at an annual interest
      rate of 12%                                   $16,666

     Accrued interest of $5 and principal
      on Convertible Debenture convertible
      into approximately 8,336,000
      shares of common stock at the price
      of $0.002 at December 31, 2003                     6 $    16,672
                                                    ------- ----------
Subtotal of all Registered Convertible Debentures            1,226,330

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003


NOTE 9.    NOTES PAYABLE (continued)

    Less reclassified accrued interest                    $   (140,386)
                                                          ------------
    Subtotal principal value                                 1,085,944
    Less unamortized note discount                            (307,925)
                                                           -----------
Net carrying value of
  Registered Convertible Debentures                       $    778,019

      Note payable to Devon Investment Advisors,
      unsecured, due on demand, interest payable
      at an annual rate of 10%.                                241,824

     Note payable to Black Dog Ranch LLC,
      unsecured, due on demand, including interest
      at an annual rate of 18%.                                133,400

        Convertible note payable to Laurus Master Fund, Ltd., unsecured, with interest payable at an annual rate of 8%, conversion premium of 25% based on current
      market price of the Company's common stock (as defined), initially due October 12, 2001 and extended to
      December 1, 2001.  Currently in default.                   7,000
                                                           -----------
     Total notes payable                                   $ 1,160,243
        Current portion                                     (1,160,243)
                                                           -----------
        Long-term portion                                  $         0
                                                           ===========

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003

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

A corresponding $152,228 credit was made to additional paid-in capital for the conversion benefit option, i.e., the intrinsic value of the matured debt instrument. Interest accrued at 8% on the $300,000 note principal through September 30, 2002 was $17,168; for presentation purposes, this interest was added to the principal value of the note at the year-end balance sheet date. The holder can also convert the accrued interest into common stock at a 25% premium ($4,292), bringing the total conversion benefit

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003

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

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003

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

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003

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

On June 17, 2002 the Company issued an aggregate of $300,000 of 12% convertible debentures in a private offering to four accredited investors. Three of the investors, if certain conversion limitations are disregarded, are beneficial owners of 5% or more of the company's outstanding shares of common stock. The debentures initially were convertible into shares of common stock at the lesser of $.06 per share and 50% of the average of the lowest three intra-day trading prices of a share of common stock during the 20 trading days immediately preceding conversion. The debentures were accompanied by warrants to purchase up to an aggregate of 1,500,000 shares of common stock at a per share exercise price equal to the lesser of $.045 and the average of the

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003

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

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003


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

On November 18, 2003 the Company issued an aggregate of $100,000 of 12% convertible debentures in a private offering to the three accredited investors. The debentures initially were convertible into shares of common stock at the lesser of $.01 per share and 50% of the average of the lowest three intra-day trading prices of a share of common stock during the 20 trading days immediately preceding conversion. The debentures were accompanied by warrants to purchase up to an aggregate of 500,000 shares of common stock at a per share exercise price equal to the lesser of $.005 and the average of the lowest three intra-day trading prices during the 20 trading days immediately preceding an exercise.

On December 3, 2003 the Company issued an aggregate of $50,000 of 12% convertible debentures in a private offering to the three accredited investors. The debentures initially were convertible into shares of common stock at the lesser of $.01 per share and 50% of the average of the lowest three intra-day trading prices of a share of common stock during the 20 trading days immediately preceding conversion. The debentures were accompanied by warrants to purchase up to an aggregate of 250,000 shares of common stock at a per share exercise price equal to the lesser of $.005 and the average of the lowest three intra-day trading prices during the 20 trading days immediately preceding an exercise.

On December 31, 2003 the Company issued an aggregate of $50,000 of 12% convertible debentures in a private offering to the three accredited investors. The debentures initially were convertible into shares of common stock at the lesser of $.01 per share and 50% of the average of the lowest three intra-day trading prices of a share of common stock during the 20 trading days immediately preceding conversion. The debentures were accompanied by warrants to purchase up to an aggregate of 250,000 shares of common stock at a per share exercise price equal to the lesser of $.005 and the average of the lowest three intra-day trading prices during the 20 trading days immediately preceding an exercise.

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003

NOTE 10. SECURED CONVERTIBLE DEBENTURES (continued)

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

As part of the recording of the convertible debt transactions, a beneficial conversion option was recognized, along with a corresponding convertible debt discount. The fair value of the twenty-seven debt instruments issued totaling $1,450,000 in principal value was $2,900,000 in aggregate, representing a 100% premium on the principal value (due to the 100% pricing advantage) and making the beneficial conversion option $1,339,152 at the inception of the loans ($1,450,000 proceeds less $110,848 allocated to the issuance of the 7,250,000 related warrants).

During the fiscal year ended September 30, 2002, the Company issued 12,667,178 shares of common stock in connection with interest payments and upon conversion of an aggregate $93,130 of principal and $6,916 of related interest on the Company's convertible debentures. A corresponding pro-rata reduction of $80,702 to the beneficial conversion option was made. During the fiscal year ended September 30, 2003, the Company issued another 103,778,301 shares of common stock in connection with the conversion of another $193,665 of principal and $34,355 of accrued interest on the Company's convertible debentures,

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003

NOTE 10. SECURED CONVERTIBLE DEBENTURES (continued)

resulting in a convertible debt principal balance at September 30, 2003 of $963,205 (net of an aggregate of $286,795 in debt conversions through that date). A corresponding pro-rata reduction of $177,845 was made to the beneficial conversion option during the fiscal year ended September 30, 2003 (an aggregate of $258,547 since the inception of the loans), bringing the beneficial conversion option balance at September 30, 2003 to $881,550. During the three months ended December 31, 2003, the Company issued 56,388,438 shares of common stock in connection with the conversion of another $77,262 of principal and $8,968 of accrued interest on the Company's convertible debentures, resulting in a convertible debt principal balance at December 31, 2003 of $1,085,944 (net of an aggregate of $364,056 in debt conversions through that date). A corresponding pro-rata reduction of $66,951 was made to the beneficial conversion option during the three months ended December 31, 2003 (an aggregate of $325,498 since the inception of the loans), bringing the beneficial conversion option balance at December 31, 2003 to $1,013,654.

The aggregate note discount of $1,450,000 is being amortized over the one-year lives of the respective debt instruments. Of this amount, $279,115 was amortized during the fiscal year ended September 30, 2002, another $653,720 during the year ended September 30, 2003 and $87,667 during the three months ended December 31, 2003, while $69,233 in convertible bond discount was transferred to equity upon conversion of $93,130 in debt principal during the fiscal year ended September 30, 2002, $52,340 upon conversion of $193,665 of debt principal during the fiscal year ended September 30, 2003 and $66,951 upon conversion of $77,262 of debt principal during the three months ended December 31, 2003, resulting in an unamortized convertible debt discount balance of $307,925 at December 31, 2003.

As of December 31, 2003, the Company was indebted for an aggregate of $1,226,330, including $1,085,944 of principal and $140,386 of accrued interest on these convertible debentures. To the extent debentures issued by the Company are converted into shares of common stock, the Company will not be obligated to repay the converted amounts.

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003

NOTE 11.        SHAREHOLDERS' EQUITY (DEFICIT)

The Company's authorized capital stock consists of 1,000,000,000 shares of common stock, no par value per share, and 50,000,000 shares of preferred stock, $1.00 par value per share. Of the 50,000,000 authorized shares of preferred stock, 1,000,000 shares have been designated as Class A Preferred Stock and 1,000,000 shares have been designated as Class B Preferred Stock, and the remaining 48,000,000 shares are undesignated. As of December 31, 2003, there were 680,013,310 shares of the Company's common stock outstanding held by approximately 750 holders of record and 215,865 shares of the Company's Class A Preferred Stock outstanding held by one holder of record and no shares of Class B Preferred Stock outstanding.

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

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003

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

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003

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

During the months October 2002 through September 2003, the Company issued 103,778,301 of its common shares to an investor group in exchange for $193,665 principal value of convertible debt and $34,355 in accrued interest. In conjunction with these transactions, $177,845 of the Company's beneficial conversion

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003

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

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003

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

During the months October 2003 through December 31, 2003, the Company issued 56,388,438 shares of common stock to a convertible note holder in exchange for $$77,262 in debt reduction. In conjunction with these transactions, the Company transferred a beneficial conversion option valued at $66,951 to common stock.

During the months October 2003 through December 2003, the Company issued 65,100,000 shares of its restricted common stock to a consultant for debt reduction of $65,100.

During the months October 2003 through December 2003, the Company issued 13,300,000 shares of its restricted common stock to three consultants for services rendered of $28,400.

During the months October 2003 through December 2003, the Company issued 55,000,000 shares of its common stock for $55,000 in cash.

NOTE 12.  INCOME TAXES

Deferred income taxes consisted of the following at December 31, 2003:

      Deferred tax asset, benefit
      of net operating loss
      carryforward                                $ 8,000,000
        Valuation allowance                        (8,000,000)
                                                  -----------
        Net deferred taxes                       $       -
                                                  ===========

The valuation allowance offsets the net deferred tax asset, since it is more likely than not that it would not be recovered. During the year ended December 31, 2003, the deferred tax asset and valuation allowance were both increased by $200,000.

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

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003

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

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003

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

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003

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

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003

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

The Company's CEO currently own 215,865 shares of the Company's Class A preferred stock, of which 60,000 shares were purchased during the year ended September 30, 2002, and has options to purchase another 234,155 shares for $1.00 per share through November 1, 2005.

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003

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

The Company accounts for stock-based compensation under the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25. Accordingly, compensation expense for common stock options and warrants issued to employees for services have been recorded as the difference between the intrinsic value of those services as measured by the (discounted) market value of the common stock at the date of grant and the exercise price, with pro forma disclosure of the excess market value as required by FASB No. 123. No common stock options or warrants wee granted to employees (including officers) and directors of the Company during the years ended December 31, 2003 or 2002.

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

At September 30, 2001, the Company had an aggregate of 5,607,154 common stock options and a total of 1,000,000 Class B preferred stock options recorded as additional paid-in capital at a value of $1,375,233. Of the common stock options and warrants, 2,043,654

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003

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

No common stock options or warrants were granted to employees (including officers) and directors of the Company during the three months ended December 31, 2003.

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003

NOTE 15.        STOCK OPTIONS AND WARRANTS (continued)

The common stock option activity during the three months ended December 31, 2003 and the fiscal years ended September 30, 2003 and September 30, 2002 is summarized as follows:

                                         Common Stock   Weighted
                                            Options      Average
                                              and       Exercise
                                            Warrants      Price
                                          ----------    --------
Balance outstanding, October 1, 2001       5,607,154       $.420

 Granted                                   3,750,000        .050
 Exercised                                  (550,000)       .130
                                          ----------
Balance outstanding, September 30, 2002    8,807,154        .280

 Granted                                   2,500,000        .010
                                          ----------
Balance outstanding, September 30, 2003   11,307,154       $.204

  Granted                                  1,000,000        .002
                                          ----------
Balance outstanding, December 31, 2003    12,307,154       $.187
                                          ==========       =====

The following table summarizes information about common stock options at December 31, 2003:

                                 Outstanding             Exercisable
                            Weighted    Weighted               Weighted
   Range of       Common    Average      Average      Common    Average
   Exercise        Stock      Life      Exercise       Stock   Exercise
    Prices       Options    (Months)      Price       Options    Price
---------------  ---------  -------     --------    ----------  -------
$2.000 - $2.000    563,500        8     $  2.000       563,500  $ 2.000
$ .380 - $ .380    100,000       12     $   .380       100,000  $  .380
$ .192 - $ .192  1,000,000        3     $   .192     1,000,000  $  .190
$ .050 - $ .050  3,750,000       16     $   .002     3,750,000  $  .050
$ .130 - $ .130  1,450,000       20     $   .130     1,450,000  $  .130
$ .386 - $ .386  1,443,654       23     $   .386     1,443,654  $  .386
$ .380 - $ .380    500,000       23     $   .380       500,000  $  .380
& .002 - $ .002  2,500,000       73     $   .002     2,500,000  $  .002
& .002 - $ .002  1,000,000       83     $   .002     1,000,000  $  .002

$ .002 - $2.000 12,307,154       33     $   .187    12,307,154  $  .187
=============== ==========       ==     ========    ==========  =======

NOTE 16.       SUBSEQUENT EVENTS

(a) During the months of January 2004 through March 8, 2004, the Company received funding of another $300,000 (net proceeds of $281,296)from an investor group in exchange for one-year 12% convertible debt.

(b) Through March 8, 2004, in addition to the common share issuances described in the Notes above, the Company has issued restricted common stock in the aggregate of 24,760,000 shares, issued in a private placement valued at approximately $25,000 in cash.

(c) On January 6, 2004 the Company re-priced the exercise price of options to purchase 1,000,000 Class B Preferred Stock to $.05 per share to reflect the current market price of the stock. Such options are exercisable until November 1, 2005. The Company further granted the following extensions of options:(1)an extension to December 31, 2004 of the expiration date of an option granted to Mr. Muirhead on November 22, 1999 that initially expired December 31, 2002, to purchase up to 2,000,000 shares of common stock at an exercise price of $.50 per share. This option vests upon the achievement of certain specified performance criteria; (2) an extension to December 31, 2004 of the expiration date of an option granted to Mr. Spigno on November 22, 1999 that initially expired December 31, 2002, to purchase up to 500,000 shares of common stock at an exercise price of $.15 per share; and (3) an extension to December 31, 2004 of the expiration date of an option granted to Ms. McGough on September 1, 1999 that initially expired December 31, 2002, to purchase up to 100,000 shares of common stock at an exercise price of $.38 per share.

(d) On March 9, 2004, the Company entered into a settlement agreement settling all claims with Mercator Momentum Fund. Under the settlement agreement, the Company paid $150,000 to Mercator Momentum Fund and all parties to the litigation were released from any and all claims arising out of the transactions involving Mercator Momentum Fund.

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

        Any of the factors described above or in the "Risk Factors" section of our most recent annual report on Form 10-KSB could cause our financial results, including our net income (loss) or growth in net income (loss) to differ materially from prior results, which in turn could, among other things, cause the price of our common stock to fluctuate substantially.

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

Results of Operations

        Comparison of Results of Operations for the Three Months Ended December 31, 2003 and 2002

        We did not generate any revenues for the three months ended December 31, 2003 and December 31, 2002. General and administrative expenses decreased by $184,413 or 37.8% to $303,819 for the three months ended December 31, 2003 as compared to $488,232 for the same period in 2002. This decrease was primarily due to a decrease in our H-Net(TM)system's development costs.

        Interest expense decreased by $116,471 or 44.5% to $145,119 during the three months ended December 31, 2003 as compared to $261,590 for the same period in 2002. This decrease in interest expense was due to a decrease in the amount of convertible debt converted into shares of common stock between the periods reported.

        Net loss for the three months ended December 31, 2003 decreased by $300,884 or 40.1% to $448,938 as compared to a net loss of $749,822 for the same period in 2002. This decrease primarily was due to the decrease in interest expense and decrease in general and administrative expenses as described above.

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

Liquidity and Capital Resources

        During the three months ended December 31, 2003 we financed our operations solely through private placements of securities. Because we have only recently completed the development of our H-Net(TM)system for commercial production and are in a cost-reduction phase of development, we have never generated any revenue from operations. Our consolidated financial statements as of and for the years ended September 30, 2003 and 2002 have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

        As of December 31, 2003, we had negative working capital of approximately $2,990,000 and an accumulated deficit of approximately $25,754,000. As of that date, we had approximately $87,000 in cash and cash equivalents. We had accounts payable and accrued compensation expenses of approximately $1,530,000. We had other liabilities, including amounts due to officers, accrued interest, notes payable and current portion of long term debt of approximately $1,604,000, including those issued prior to the beginning of fiscal year 2004. To the extent convertible debentures or promissory notes that we have issued are converted into shares of common stock, we will not be obligated to repay the converted amounts.

        Cash used in our operating activities totaled approximately $147,000 for the three months ended December 31, 2003 as compared to approximately $215,000 for the three months ended December 31, 2002. No cash was provided by our investing activities for the three months ended December 31, 2003 and December
31, 2002.

        Cash provided by our financing activities totaled $232,000 for the three months ended December 31, 2003 as compared to $218,000 for the three months ended December 31, 2002. We raised all of the cash provided by financing activities during the three months ended December 31, 2003 from the issuance of common stock, convertible debentures and/or promissory notes.

        As of March 29, 2003, we were in default in the repayment of principal of approximately $114,000 plus related interest on our secured convertible debentures due March 29, 2003; as of May 10, 2003, we were in default in the repayment of principal of approximately $150,000 plus related interest on our secured convertible debentures due May 10, 2003; as of June 17, 2003, we were in default in the repayment of principal of approximately $300,000 plus related interest on our secured convertible debentures due June 17, 2003; and as of November 27, 2003 we were in default in the repayment of principal of approximately $200,000 plus related interest on our secured convertible debentures due November 27, 2003. As of March 1, 2004, each of these defaults was continuing and we were in default under convertible debentures in the aggregate principal amount of approximately $764,000 plus related interest on those debentures. As of March 1, 2004, we also were in default under our obligations to register for resale shares of our common stock underlying certain of our outstanding convertible debentures. In addition, as of March 1, 2004, we also were in default under our obligations to make quarterly interest payments under all of our outstanding convertible debentures issued prior to December 31, 2003. As of March 1, 2004, as a result of the above defaults, the holders of our secured convertible debentures were entitled to pursue their rights to foreclose upon their security interest in all of our assets.

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

        In February 2002, we borrowed $340,000 from the Mercator Momentum Fund in order to make the initial $100,000 payment under our settlement arrangement with one of our lenders, Laurus Master Fund, Ltd., and to fund continuing development of our H-Net(TM)system. This loan from the Mercator Momentum Fund was a short-term loan due May 15, 2002 and accrued interest an annual rate of 18%. The loan was secured by shares of our common stock. As of June 13, 2002, we owed Mercator Momentum Fund approximately $243,000 of principal and accrued and unpaid interest under this loan and were in default in the repayment of this debt.

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

        On June 21, 2002, Mercator Momentum Fund filed an action against ConectiSys Corporation, Robert A. Spigno and Patricia A. Spigno in the Superior Court of California, County of Los Angeles (Case No. BC276283) for breach of promissory note, foreclosure of security interests and fraud and deceit. Mr. Spigno is the Chairman of the Board and a director of our company and is also our Chief Executive Officer. Ms. Spigno is our Secretary and Chief Financial Officer. On July 3, 2002, Mercator Momentum Fund filed a first amended complaint in the Superior Court of California, County of Los Angeles (Case No. BC276283) adding a claim for common count for money lent. Mercator Momentum Fund seeks damages of approximately $243,000 plus approximately $66 in interest per day commencing June 21, 2002 and other compensatory and punitive damages of unspecified amount. The complaint related to the loan in February 2002 from Mercator Momentum Fund of $340,000, as more particularly described above.

        On March 9, 2004, we entered into a settlement agreement settling all claims with Mercator Momentum Fund Under our settlement agreement, we paid $150,000 to Mercator Momentum Fund and all parties to the litigation were released from any and all claims arising out of the transactions involving Mercator Momentum Fund.

        In April 2001, we issued an 8% Convertible Note to Laurus Master Fund, Ltd., or Laurus, in the principal amount of $300,000. We have been unable to repay the amounts owed under this note and we have failed to satisfy our obligation to register for resale the shares of common stock underlying this note. On February 15, 2002, and as amended on April 2, 2002, we agreed to terms with Laurus regarding our obligations under this note. Under the terms of this agreement, we paid to Laurus $100,000 in cash on February 19, 2002 and $50,000 in cash on April 5, 2002. However, we have not met all the terms of the February 15, 2002 agreement, as well as, the original terms under the April 2001 Convertible Note. We are currently working with Laurus to pay down the remaining balance of the original April 2001 Convertible Note. As of September 30, 2003, approximately $6,850 of principal and accrued and unpaid interest under the original note remained outstanding. As of March 1, 2004, approximately $7,080 of principal and accrued and unpaid interest under this note remained outstanding.

        In March 2002, we issued $300,000 of our secured convertible debentures to four accredited investors in the first stage of a three-stage offering. The secured convertible debentures were due March 29, 2003 and provide for interest at the rate of 12% per annum. The secured convertible debentures were accompanied by warrants to purchase up to an aggregate of 1,500,000 shares of common stock. The net proceeds of that offering, after payment of related expenses, were approximately $225,000. As of March 1, 2004, an aggregate of $113,590 of principal plus related accrued and unpaid interest relating to the debentures issued in March 2002 remained outstanding.

        In May 2002, we issued $150,000 of our secured convertible debentures to four accredited investors in the second stage of a three-stage offering. The secured convertible debentures were due May 10, 2003 and provide for interest at the rate of 12% per annum. The secured convertible debentures were accompanied by warrants to purchase up to an aggregate of 750,000 shares of common stock. The net proceeds of that offering, after payment of related expenses, were approximately $140,000. As of March 1, 2004, an aggregate of $150,000 of principal plus related accrued and unpaid interest relating to the debentures issued in May 2002 remained outstanding.


        In June 2002, we issued $300,000 of our secured convertible debentures to four accredited investors in the third stage of a three-stage offering. The secured convertible debentures were due June 17, 2003 and provide for interest at the rate of 12% per annum. The secured convertible debentures were accompanied by warrants to purchase up to an aggregate of 1,500,000 shares of common stock. The net proceeds of that offering, after payment of related expenses, were approximately $237,500. As of March 1, 2004, an aggregate of $300,000 of principal plus related accrued and unpaid interest relating to the debentures issued in June 2002 remained outstanding.

        In November 2002, we issued $200,000 of our secured convertible debentures to three accredited investors in the first stage of a three-stage offering. The secured convertible debentures were due November 27, 2003 and provide for interest at the rate of 12% per annum. The secured convertible debentures were accompanied by warrants to purchase up to an aggregate of 1,000,000 shares of common stock. The net proceeds of that offering, after payment of related expenses, were approximately $145,000. As of March 1, 2004, an aggregate of approximately $7,350 of principal plus related accrued and unpaid interest relating to the debentures issued in November 2002 remained outstanding.

        In March 2003, we issued $150,000 of our secured convertible debentures to three accredited investors in the second stage of a three-stage offering. The secured convertible debentures are due March 3, 2004 and provide for interest at the rate of 12% per annum. The secured convertible debentures were accompanied by warrants to purchase up to an aggregate of 750,000 shares of common stock. The net proceeds of that offering, after payment of related expenses, were approximately $100,000. As of March 1, 2004, an aggregate of $150,000 of principal plus related accrued and unpaid interest relating to the debentures issued in March 2003 remained outstanding.

        In May 2003, we issued $150,000 of our secured convertible debentures to three accredited investors in the second stage of a three-stage offering. The secured convertible debentures are due May 12, 2004 and provide for interest at the rate of 12% per annum. The secured convertible debentures were accompanied by warrants to purchase up to an aggregate of 750,000 shares of common stock. The net proceeds of that offering, after payment of related expenses, were approximately $100,000. As of March 1, 2004, an aggregate of $150,000 of principal plus related accrued and unpaid interest relating to the debentures issued in May 2003 remained outstanding.

        In October 2003, in consideration for certain bridge financing which later was incorporated into the November 2003 convertible debenture offering described below, the variable conversion price of our outstanding 12% convertible debentures issued from March 2002 through June 2002 and from November 2002 through May 2003 was reduced from 50% to 40% of the average of the lowest three intra-day trading prices of a share of common stock during the 20 trading days immediately preceding conversion.

        In November 2003, we issued $100,000 of our secured convertible debentures to three accredited investors in the first stage of a five-stage offering. The secured convertible debentures are due November 25, 2004 and provide for interest at the rate of 12% per annum. The secured convertible debentures were accompanied by warrants to purchase up to an aggregate of 500,000 shares of common stock. The net proceeds of that offering, after payment of related expenses, were approximately $75,000. As of March 1, 2004, an aggregate of approximately $100,000 of principal plus related accrued and unpaid interest relating to the debentures issued in November 2003 remained outstanding.

        On December 3, 2003, we issued $50,000 of our secured convertible debentures to three accredited investors in the second stage of a five-stage offering. The secured convertible debentures are due December 3, 2004 and provide for interest at the rate of 12% per annum. The secured convertible debentures were accompanied by warrants to purchase up to an aggregate of 250,000 shares of common stock. The net proceeds of that offering, after payment of related expenses, were approximately $31,000. As of March 1, 2004, an aggregate of $50,000 of principal plus related accrued and unpaid interest relating to the debentures issued on December 3, 2003 remained outstanding.

        On December 31, 2003, we issued $50,000 of our secured convertible debentures to three accredited investors in the third stage of a five-stage offering. The secured convertible debentures are due December 31, 2004 and provide for interest at the rate of 12% per annum. The secured convertible debentures were accompanied by warrants to purchase up to an aggregate of 250,000 shares of common stock. The net proceeds of that offering, after payment of related expenses, were approximately $39,000. As of March 1, 2004, an aggregate of $50,000 of principal plus related accrued and unpaid interest relating to the debentures issued on December 31, 2003 remained outstanding.

        In February 2004, we issued $50,000 of our secured convertible debentures to three accredited investors in the fourth stage of a five-stage offering. The secured convertible debentures are due February 18, 2005 and provide for interest at the rate of 12% per annum. The secured convertible debentures were accompanied by warrants to purchase up to an aggregate of 250,000 shares of common stock. The net proceeds of that offering, after payment of related expenses, were approximately $35,000. As of March 1, 2004, an aggregate of $50,000 of principal plus related accrued and unpaid interest relating to the debentures issued on February 18, 2004 remained outstanding.

        In March 2004, we issued $250,000 of our secured convertible debentures to three accredited investors in the fourth stage of a five-stage offering. The secured convertible debentures are due March 4, 2005 and provide for interest at the rate of 12% per annum. The secured convertible debentures were accompanied by warrants to purchase up to an aggregate of 1,250,000 shares of common stock. The net proceeds of that offering, after payment of related expenses, were approximately $203,000. As of March 4, 2004, an aggregate of $250,000 of principal plus related accrued and unpaid interest relating to the debentures issued on March 4, 2004 remained outstanding.

        As of March 1, 2004, we had a loan outstanding and due on demand in an amount equal to approximately $8,904. This loan accrues interest at an annual rate of 18% and was made by Robert Spigno, our President and Chief Executive Officer and a member of our board of directors. As of that date we also had a loan outstanding and due on demand in an amount equal to approximately $47,947. This loan accrues interest at an annual rate of 18% and was made by Patricia Spigno, our Chief Financial Officer and Secretary.

        As of March 1, 2004, we had a promissory note outstanding and due September 1, 2004, payable in the approximate amount of $190,621. This note bears interest at an annual rate of 18%.

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

Effect of Inflation

        Inflation did not have any significant effect on the operations of the Company during the quarter ended December 31, 2003. Further, inflation is not expected to have any significant effect on future operations of the Company.

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

        Since the fair value is estimated at December 31, 2003, the amounts that will actually be realized or paid at settlement of the instruments could be significantly different. The carrying amount of cash and cash equivalents is assumed to be the fair value because of the liquidity of these instruments. Accounts payable, accrued compensation, due to officer, other current liabilities, and notes payable approximate fair value because of the short maturity of these instruments. Long-term debt is recorded at face value because the principal amount is convertible into common stock.

ITEM 3.  CONTROLS AND PROCEDURES.

        Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have concluded, based on their evaluations as of December 31, 2003 and March 1, 2004 ("Evaluation Dates"), that the design and operation of our "disclosure controls and procedures" (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended ("Exchange Act")) are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated, recorded, processed, summarized and reported to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding whether or not disclosure is required.

        There were no significant changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to the Evaluation Date, nor were there any significant deficiencies or material weaknesses in our internal controls. As a result, no corrective actions were required or undertaken.

                   PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

        In February 2002, we borrowed $340,000 from the Mercator Momentum Fund in order to make the initial $100,000 payment under our settlement arrangement with one of our lenders, Laurus Master Fund, Ltd., and to fund continuing development of our H-Net(TM)system. This loan from the Mercator Momentum Fund was a short-term loan due May 15, 2002 and accrued interest an annual rate of 18%. The loan was secured by shares of our common stock. As of June 13, 2002, we owed Mercator Momentum Fund approximately $243,000 of principal and accrued and unpaid interest under this loan and were in default in the repayment of this debt.

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

        On June 21, 2002, Mercator Momentum Fund filed an action against ConectiSys Corporation, Robert A. Spigno and Patricia A. Spigno in the Superior Court of California, County of Los Angeles (Case No. BC276283) for breach of promissory note, foreclosure of security interests and fraud and deceit. Mr. Spigno is the Chairman of the Board and a director of our company and is also our Chief Executive Officer. Ms. Spigno is our Secretary and Chief Financial Officer. On July 3, 2002, Mercator Momentum Fund filed a first amended complaint in the Superior Court of California, County of Los Angeles (Case No. BC276283) adding a claim for common count for money lent. Mercator Momentum Fund seeks damages of approximately $243,000 plus approximately $66 in interest per day commencing June 21, 2002 and other compensatory and punitive damages of unspecified amount. The complaint related to the loan in February 2002 from Mercator Momentum Fund of $340,000, as more particularly described above.

        On March 9, 2004, we entered into a settlement agreement settling all claims with Mercator Momentum Fund. Under our settlement agreement, we paid $150,000 to Mercator Momentum Fund and all parties to the litigation were released from any and all claims arising out of the transactions involving Mercator Momentum Fund.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

        In October 2003, we issued an aggregate of 17,565,279 shares of common stock to three accredited investors upon conversion of an aggregate of $28,061 in principal and related interest on our convertible debentures.

        In November 2003, we issued 12,000,000 shares of common stock valued at $25,000 to a consultant in a S-8 offering for services rendered.

        In November 2003, we issued 1,300,000 shares of common stock valued at $3,400 to two consultants for services rendered.

        In November 2003, we issued 23,500,000 shares of common stock in exchange for the cancellation of $23,500 in debt.

        In November 2003, we issued an aggregate of 20,695,062 shares of common stock to three accredited investors upon conversion of an aggregate of $25,650 in principal and related interest on our convertible debentures.

        On November 25, 2003, we issued $100,000 of 12% convertible debentures in a private offering to three accredited investors. The investors, if certain conversion limitations are disregarded, are beneficial owners of 5% or more of our outstanding shares of common stock. The debentures initially were convertible into shares of common stock at the lesser of $.005 per share and 40% of the average of the lowest three intraday trading prices of a share of common stock during the 20 trading days immediately preceding conversion. The debentures were accompanied by warrants to purchase up to an aggregate of 500,000 shares of common stock at a per share exercise price equal to $.005.

        In December 2003, we issued 41,600,000 shares of common stock in exchange for the cancellation of $41,600 in debt.

        In December 2003, we issued an aggregate of 27,499,788 shares of common stock to three accredited investors upon conversion of an aggregate of $23,550 in principal and related interest on our convertible debentures.

        In December 2003, we issued an aggregate of 15,845 shares of Class A Preferred stock to our CEO, Robert A. Spigno valued at $15,845 for reduction in debt.

        On December 3, 2003, we issued $50,000 of 12% convertible debentures in a private offering to three accredited investors. The investors, if certain conversion limitations are disregarded, are beneficial owners of 5% or more of our outstanding shares of common stock. The debentures initially were convertible into shares of common stock at the lesser of $.005 per share and 40% of the average of the lowest three intraday trading prices of a share of common stock during the 20 trading days immediately preceding conversion. The debentures were accompanied by warrants to purchase up to an aggregate of 250,000 shares of common stock at a per share exercise price equal to $.005.

        On December 31, 2003, we issued $50,000 of 12% convertible debentures in a private offering to three accredited investors. The investors, if certain conversion limitations are disregarded, are beneficial owners of 5% or more of our outstanding shares of common stock. The debentures initially were convertible into shares of common stock at the lesser of $.005 per share and 40% of the average of the lowest three intraday trading prices of a share of common stock during the 20 trading days immediately preceding conversion. The debentures were accompanied by warrants to purchase up to an aggregate of 250,000 shares of common stock at a per share exercise price equal to $.005.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

        As of March 29, 2003, we were in default in the repayment of principal of approximately $114,000 plus related interest on our secured convertible debentures due March 29, 2003; as of May 10, 2003, we were in default in the repayment of principal of approximately $150,000 plus related interest on our secured convertible debentures due May 10, 2003; as of June 17, 2003, we were in default in the repayment of principal of approximately $300,000 plus related interest on our secured convertible debentures due June 17, 2003; and as of November 27, 2003 we were in default in the repayment of principal of approximately $200,000 plus related interest on our secured convertible debentures due November 27, 2003. As of March 1, 2004, each of these defaults was continuing and we were in default under convertible debentures in the aggregate principal amount of approximately $764,000 plus related interest on those debentures. As of March 1, 2004, we also were in default under our obligations to register for resale shares of our common stock underlying certain of our outstanding convertible debentures. In addition, as of March 1, 2004, we also were in default under our obligations to make quarterly interest payments under all of our outstanding convertible debentures issued prior to December 31, 2003. As of March 1, 2004, as a result of the above defaults, the holders of our secured convertible debentures were entitled to pursue their rights to foreclose upon their security interest in all of our assets.

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

        In February 2002, we borrowed $340,000 from the Mercator Momentum Fund in order to make the initial $100,000 payment under our settlement arrangement with one of our lenders, Laurus Master Fund, Ltd., and to fund continuing development of our H-Net(TM)system. This loan from the Mercator Momentum Fund was a short-term loan due May 15, 2002 and accrued interest an annual rate of 18%. The loan was secured by shares of our common stock. As of June 13, 2002, we owed Mercator Momentum Fund approximately $243,000 of principal and accrued and unpaid interest under this loan and were in default in the repayment of this debt.

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

        On June 21, 2002, Mercator Momentum Fund filed an action against ConectiSys Corporation, Robert A. Spigno and Patricia A. Spigno in the Superior Court of California, County of Los Angeles (Case No. BC276283) for breach of promissory note, foreclosure of security interests and fraud and deceit. Mr. Spigno is the Chairman of the Board and a director of our company and is also our Chief Executive Officer. Ms. Spigno is our Secretary and Chief Financial Officer. On July 3, 2002, Mercator Momentum Fund filed a first amended complaint in the Superior Court of California, County of Los Angeles (Case No. BC276283) adding a claim for common count for money lent. Mercator Momentum Fund seeks damages of approximately $243,000 plus approximately $66 in interest per day commencing June 21, 2002 and other compensatory and punitive damages of unspecified amount. The complaint related to the loan in February 2002 from Mercator Momentum Fund of $340,000, as more particularly described above.

        On March 9, 2004, we entered into a settlement agreement settling all claims with Mercator Momentum Fund. Under our settlement agreement, we paid $150,000 to Mercator Momentum Fund and all parties to the litigation were released from any and all claims arising out of the transactions involving Mercator Momentum Fund.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        During the quarter ended December 31, 2003, no matters were submitted to a vote of the holders of our securities.

ITEM 5.  OTHER INFORMATION

        None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits
        --------

Exhibit No.     Description
-----------     -----------
10.1            Form of Secured Convertible Debenture due February 18,
                2005

10.2            Form of Common Stock Purchase Warrant dated as of
                February 18, 2004

10.3            Form of Secured Convertible Debenture due March 4, 2005

10.4            Form of Common Stock Purchase Warrant dated as of
                March 4, 2004

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


                                                CONECTISYS CORPORATION




        Dated: March 12, 2004                   By:  /S/ ROBERT A. SPIGNO
                                                -------------------------
                                                Robert A. Spigno
                                                Chairman of the Board and
                                                Chief Executive Officer
                                                (principal executive officer)



        Dated: March 12, 2004                   By:  /S/ PATRICIA A. SPIGNO
                                                ---------------------------
                                                Patricia A. Spigno
                                                Chief Financial Officer
                                                (principal financial and
                                                 accounting officer)

        EXHIBITS FILED WITH THIS REPORT ON FORM 10-QSB

Exhibit No.     Description
-----------     -----------
10.1            Form of Secured Convertible Debenture due February 18, 2005

10.2            Form of Common Stock Purchase Warrant dated as of February 18,
                2004

10.3            Form of Secured Convertible Debenture due March 4, 2005

10.4            Form of Common Stock Purchase Warrant dated as of March 4,
                2004

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