Form 10QSB
period 2004-03-31
CONECTISYS CORP
filed 2004-05-21
CIK 790273

<pre>

================================================================================

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)
 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
              For the quarterly period ended MARCH 31, 2004 or

 [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from __________ to __________

                         Commission File Number 33-3560D

                          ---------------------------------

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

                                  661-295-6763
                            (Issuer's telephone number)

                                   Not applicable
(Former name, former address and former fiscal year, if changed since last report)

        Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that registrant was required to file such reports), and (2) has
been subject to such filing requirements for the past 90 days.  Yes |X|   No |
|

        As of May 19, 2004, there were 934,205,220 shares of the issuer's common stock, no par value, outstanding.

-------------------------------------------------------------------------------

                        PART I - FINANCIAL INFORMATION
                                                                         Page
Item 1.  Financial Statements

Condensed Consolidated Balance Sheets as of March 31, 2004 (unaudited)and
     September 30, 2003 (audited).........................................F-1

Condensed Consolidated Statement of Operations for the Three and Six
     Months Ended March 31, 2004 and 2003 and the
     Cumulative Period From December 31, 1990 (Inception)
     Through March 31, 2004 (unaudited)...................................F-3

Condensed Consolidated Statements of Changes in Shareholders'
     Equity (Deficit) for the Cumulative Period From
     December 31, 1990 (Inception) Through March 31, 2004.................F-4

Condensed Consolidated Statement of Cash Flows for the Six
     Months Ended March 31, 2004 and 2003 and the Cumulative
     Period From December 31, 1990 (Inception) Through
     March 31, 2004 (unaudited)..........................................F-12

Notes to Condensed Consolidated Financial Statements (unaudited).........F-15

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations..............................................2

Item 3.  Controls and Procedures............................................9


                         PART II - OTHER INFORMATION

Item 1.  Legal Proceedings..................................................8

Item 2.  Changes in Securities and Small Business Issuer
         Purchases of Equity Securities....................................10

Item 3.  Defaults Upon Senior Securities...................................11

Item 4.  Submission of Matters to a Vote of Security Holders...............12

Item 5.  Other Information.................................................12

Item 6.  Exhibits and Reports on Form 8-K..................................13

Signatures.................................................................14

Exhibits Filed with this Report on Form 10-QSB.............................15


ITEM 1. FINANCIAL STATEMENTS.

CONECTISYS CORPORATION AND SUBSUDIARIES ( A Development Stage Company)
             CONDENSED CONSOLIDATED BALANCE SHEETS
             March 31, 2004 and September 30, 2003

                                                                     Mar.                Sep. 30
                                                                     2004                   2003
                                                                   Unaudited             Audited
Assets
Current assets
  Cash and cash equivalents                                              43,269            2,282
  Prepaid staying bonus                                                  90,000                0
  Debt issuance cost - current, net of accumulated
    amortization of $316,345, and $275,448                               98,124           27,896
Total current assets                                                    231,393           30,178

Property and equipment, net of accumulated
  depreciation of $311,684, and $304,553                                 25,345           32,476

License and technology, net of accumulated
  amortization of $421,478, and $421,478                                      0                0



Total assets                                                            256,738           62,654

The accompanying notes are an integral part of these financial statements.


CONECTISYS CORPORATION AND SUBSUDIARIES ( A Development Stage Company)
              CONDENSED CONSOLIDATED BALANCE SHEETS
              March 31, 2004 and September 30, 2003

                                                                     Mar.                Sep. 30
                                                                     2004                   2003
                                                                   Unaudited             Audited

Liabilities and shareholders' equity
Current liabilities
  Accounts payable                                                      281,680          274,746
  Accrued compensation                                                1,331,394        1,113,620
  Due to officers                                                        73,896           92,121
  Accrued interest payable                                              404,661          339,965
  Other current liabilities                                              17,760           14,410
  Notes payable and current potion of
    long-term debt                                                    3,365,541        1,090,597

Total current liabilities                                             5,474,932        2,925,459

Long-term debt, net of current                                           48,500           99,615

Total liabilities                                                     5,523,432        3,025,074

Shareholders' equity
Preferred stock - Class A, 1,000,000 shares authorized
    $1.00 par value, 215,865, and 200,020 issued and outstanding        215,865          200,020
Convertible preferred stock - Class B, 1,000,000
  shares authorized, $1.00 par value; -0- shares
  issued and outstanding                                                      0                0
Common stock - 1,000,000,000 shares authorized,
  no par value, 726,799,714, and 490,224,872
  issued and outstanding                                             20,208,640       19,807,537
Additional paid in capital:
  Common stock, no par value
    13,807,154 and 11,307,154
    exercisable options and warrants                                  1,355,873        1,353,511
  Convertible preferred stock - Class B
    $1.00 par value, 1,000,000 options exercisable                      100,000          100,000
  Beneficial conversion option                                                0          881,550

Accumulated gain (deficit) during development stage                 (27,147,072)     (25,305,038)

Total shareholders' equity                                           (5,266,694)      (2,962,420)

Total liabilities and shareholders' equity                              256,738           62,654

The accompanying notes are an integral part of these financial statements.

CONECTISYS CORPORATION AND SUBSUDIARIES ( A Development Stage Company)
             CONSOLIDATED STATEMENTS OF OPERATIONS
       For the Three and Six Months Ended March 31, 2004 and 2003
                   And the Cumulative Period
   From December 31, 1990 (Inception) Through March 31, 2004

                                                                                                               Dec. 1, 1990
                                                                                                               (Inception)
                                                                                                               Period
                                         3 Months Ended   3 Months Ended   6 Months Ended   6 Months Ended     Through
                                                Mar. 31           Mar. 31          Mar. 31          Mar. 31    Mar. 31
                                                   2004             2003             2004             2003     2004
                                              Unaudited        Unaudited        Unaudited        Unaudited     Unaudited
Revenues                                        0                0                0                0          517,460

Cost of goods sold                         22,195           35,014           22,195           35,014          812,258

Gross profit                              (22,195)         (35,014)         (22,195)         (35,014)        (294,798)

General and administrative                448,542          398,884          632,350          887,116       20,854,657

Loss from operations                     (470,737)        (433,898)        (654,545)        (922,130)     (21,149,455)

Non-operating income (expense)                  0                0         (150,000)               0       (1,247,365)

Interest expense                         (228,167)        (265,848)      (1,037,489)        (527,438)      (3,672,510)

Net loss                                 (698,904)        (699,746)      (1,842,034)      (1,449,568)     (26,069,330)

Weighted average shares outstanding   697,702,258       93,438,124      631,525,095      104,251,198

Net loss per share                          (0.00)           (0.01)           (0.00)           (0.01)

The accompanying notes are an integral part of these financial statements.

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
For the Cumulative Period December 1, 1990 (Inception) Through March 31, 2004

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

The accompanying notes are an integral part of these financial statements.


CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
For the Cumulative Period December 1, 1990 (Inception) Through March 31, 2004


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

The accompanying notes are an integral part of these financial statements.


CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
For the Cumulative Period December 1, 1990 (Inception) Through March 31, 2004


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

The accompanying notes are an integral part of these financial statements.


CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
For the Cumulative Period December 1, 1990 (Inception) Through March 31, 2004


                         Preferred Stock             Common Stock               Additional     Stock                      Total
                         Class A and B               No Par Value                 Paid in   Subscription  Accumulated Shareholders'
                            Shares          Value       Shares        Value       Capital    Receivable     Deficit  Equity(Deficit)

Shares issued in exchange for:
Services, October 1999 through                            (17,500)     (12,000)                                            (12,000)
  September 2000, valued from
  $.025 to $0.80 per shar           0              0    2,405,469      990,949                                             990,949
Retainers, debt and accrued
  liabilities, October 1999
  through September 2000 valued
  from $0.25 to $1.57 sha           0              0    2,799,579    1,171,638                                           1,171,638
Cash, October 1999 through
 September 2000, with subscription
  prices ranging from $0.25 to
  $0.66 per share                   0              0    2,295,482      839,425                   (15,450)                  823,975
Issuance of $63,500 consultant
  stock options, March, 2000
  at an exercise price of $2.00
  per share                         0              0            0            0      214,130            0            0      214,130
Reduction of exercise prices
  on 2,600,000 officer and employee
  common stock options, March 2000
  to $0.38 and approx.$0.39
  per share                         0              0            0            0    1,113,610                              1,113,610
Exercise of 2,056,346 common and
  20,000 preferred officer stock
  options, May 2000, with
  common stock strike prices
  ranging from $0.15 to approx.
  $0.39 per share, in exchange for
  officer debt                 20,000         20,000    2,056,346      897,707     (407,735)                               509,972
Issuance of $500,000 consultant
  stock options, September 2000
  with floating exercise prices
  set at 15% below current          0              0            0            0       65,000                                 65,000
Net loss for the year               0              0            0            0            0            0   (3,812,140)  (3,812,140)

Balance, September 30, 2000   140,020        140,020   23,527,738   16,187,421    1,235,005      (15,450) (18,416,864)    (869,868)

The accompanying notes are an integral part of these financial statements.


CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
For the Cumulative Period December 1, 1990 (Inception) Through March 31, 2004


                         Preferred Stock             Common Stock               Additional     Stock                      Total
                         Class A and B               No Par Value                 Paid in   Subscription  Accumulated Shareholders'
                            Shares          Value       Shares        Value       Capital    Receivable     Deficit  Equity(Deficit)

Shares issued in exchange for:
Services, October 2000 through
  September 2001 valued from
  $0.11 to $0.40 per share           0              0    3,471,007      572,790            0            0            0       73,790
Retainers, debt and accrued
  liabilities October 2000
  through September 2001, valued
  from $0.11 to $0.43 per           0              0    3,688,989      487,121            0            0            0      487,121
Cash, October 2000 through
  March 2001 with subscription
  prices ranging from $0.075 to
  $0.083 per share                  0              0    1,045,500       78,787            0            0            0       78,787
Collection of stock subscription
  receivable, October 2000
  on 61,800 shares                  0              0            0            0            0       15,450                    15,450
Exercise of 400,000 common
  stock options, January, 2001
  at a strike price of $0.085 per
  share, in exchange for            0              0      400,000       86,000      (52,000)                                34,000
Issuance of 1,000,000 common
  stock warrants, April 2001
  at an exercise price of $0.192
  per share, in conjunction with
  $300,000 principal value of
  8% convertible debt               0              0            0            0       77,228            0            0       77,228
Issuance of 2,000,000 consultant
  stock options, September 2001
  at a strike price of $0           0              0            0            0      115,000            0            0      115,000
Beneficial conversion options
  April 2001 through September
  2001, pertaining to $300,000
  principal value and accrued
  interest on 8% converti           0              0            0            0      155,027            0            0      155,027
Net loss for the year               0              0            0            0            0            0   (2,154,567)  (2,154,567)

Balance, September 30, 2001   140,020        140,020   32,133,234   17,412,119    1,530,260            0  (20,571,431)  (1,489,032)

The accompanying notes are an integral part of these financial statements.


CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
For the Cumulative Period December 1, 1990 (Inception) Through March 31, 2004


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

The accompanying notes are an integral part of these financial statements.


CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
For the Cumulative Period December 1, 1990 (Inception) Through March 31, 2004


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
Issuance of 2,500,000 warrants
 November 2002 through
 September 2003 at an exercise
 price of $0.005 per share, in
 conjunction with $500,000
 principle value of 12%
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

The accompanying notes are an integral part of these financial statements.


CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
For the Cumulative Period December 1, 1990 (Inception) Through March 31, 2004


                         Preferred Stock             Common Stock               Additional     Stock                      Total
                         Class A and B               No Par Value                 Paid in   Subscription  Accumulated Shareholders'
                            Shares          Value       Shares        Value       Capital    Receivable     Deficit Equity (Deficit)

Shares issued in exchange for:
Services, October 2003 through
March 2004
  Common stock valued from
  $0.002 to $0.003 per share         0              0   27,300,000       53,400            0            0            0       53,400
  Class A Preferred Stock valued
  at $1.00 per share            15,845         15,845            0            0            0            0            0       15,845
Issuance of 1,000,000 warrants
 November 2003 through
 March 2004 at an exercise
 price of $0.005 per share, in
 conjunction with $200,000
 principal value of 12%
 Convertible debt                   0              0            0            0         2,362            0            0       2,362
 Debt reduction, October 2003 through
  March 2004 with common shares
  valued at $0.001 per share        0              0   65,100,000       65,100            0            0            0       65,100
 Cash, October 2003 through
  March 2004 with a price
  of $0.001 per share               0              0   50,000,000       50,000            0            0            0       50,000
Re-characterization of beneficial
  conversion option as derivative
  conversion option, October 2003
  pertaining to $881,550 of
  convertible debt at
  September 30, 2003                0              0            0            0     (881,550)           0            0     (881,550)
Conversion of $99,615 principal
  value of 12% convertible debt
  $149,423 of derivative
  conversion option along with
  $12,136 accrued interest,
  net of $28,571 convertible
  debt discount                     0              0   94,174,842      232,603            0            0            0      232,603
Net loss for the period             0              0            0            0            0            0   (1,842,034)  (1,842,034)

Balance, March 31, 2004       215,865        215,865  726,799,714   20,208,640    1,455,873            0  (27,147,072)  (5,266,694)

The accompanying notes are an integral part of these financial statements.

CONECTISYS CORPORATION AND SUBSUDIARIES ( A Development Stage Company)
              CONSOLIDATED STATEMENTS OF CASHFLOW
       For the Six Months Ended March 31, 2004 and 2003
                   And the Cumulative Period
   From December 31, 1990 (Inception) Through March 31, 2004

                                                                                                   Dec. 1, 1990
                                                                                                    (Inception)
                                                                                                      Through
                                                                     Mar.             Mar.             Mar.
                                                                     2004             2003             2004
                                                                   Unaudited        Unaudited        Unaudited

Operating activities
  Net income (loss)                                                  (1,842,034)      (1,449,568)     (26,069,330)
    Adjustments to reconcile net income (loss)
      to net cash provided by (used by)
      operating activities:
        Provision for bad debt                                                0                0        1,422,401
        Depreciation and amortization                                     7,131            7,131        1,701,285
        Derivative conversion option                                    815,620                0          815,620
        Stock issued for services                                        69,245          181,305        7,590,018
        Stock issued for interest                                             0           91,339          535,591
        Settlements                                                           0                0          (25,000)
        Minority interest                                                     0                0          (62,500)
        Intangibles                                                           0                0        1,299,861
        Amortization of debt issuance cost
          and note discounts                                            303,398          503,770        1,743,936
Changes in operating assets and liabilities

  (Increase) decrease in assets
    Accounts receivable                                                       0                0           (4,201)
    Prepaid expenses                                                    (90,000)               0          (90,000)
    Interest receivable                                                       0                0          (95,700)
    Deposits and prepaids                                                     0                0          182,346
  Increase (decrease) in liabilities
    Accounts payable                                                      6,934          148,904          924,335
    Accrued compensation                                                217,774           91,738        2,437,566
    Due to officers                                                     (18,225)        (111,053)         725,746
    Other current liabilities                                            80,182              728          629,339

Net cash (used by) operating activities                                (449,975)        (535,706)      (6,338,687)

The accompanying notes are an integral part of these financial statements.


CONECTISYS CORPORATION AND SUBSUDIARIES ( A Development Stage Company)
              CONSOLIDATED STATEMENTS OF CASHFLOW
       For the Six Months Ended March 31, 2004 and 2003
                   And the Cumulative Period
   From December 31, 1990 (Inception) Through March 31, 2004


                                                                                                   Dec. 1, 1990
                                                                                                    (Inception)
                                                                                                      Through
                                                                    Mar. 31          Mar. 31          Mar. 31
                                                                     2004             2003             2004
                                                                   Unaudited        Unaudited        Unaudited


Investing activities
  Increase in notes receivable                                                0                0       (1,322,500)
  Cost of license & technology                                                0                0          (94,057)
  Purchase of equipment                                                       0                0         (203,847)

Net cash provided by (used by) investing activities                           0                0       (1,620,404)


Financing activities
  Common stock issued for cash                                           50,000          140,000        3,462,172
  Stock warrants                                                          2,362                0          189,493
  Preferred stock issued for cash                                             0                0           16,345
  Proceeds from stock purchase                                                0                0          281,250
  Debt issuance cost                                                   (111,125)               0         (414,469)
  Proceeds from debts
    Related party                                                             0                0          206,544
    Other                                                               585,429          420,000        4,748,472
  Payments on debt
    Related party                                                                              0          (53,172)
    Other                                                               (35,704)         (12,500)        (470,240)
  Decrease in subscription receivable                                         0                0           35,450
  Contributed capital                                                                                         515

Net cash from financing activities                                      490,962          547,500        8,002,360

Net increase (decrease) in cash and cash equivalents                     40,987           11,794           43,269

Cash and cash equivalents at beginning of period                          2,282           55,101                0

Cash and cash equivalents at end of period                               43,269           66,895           43,269

The accompanying notes are an integral part of these financial statements.

CONECTISYS CORPORATION AND SUBSUDIARIES ( A Development Stage Company)
              CONSOLIDATED STATEMENTS OF CASHFLOW
       For the Six Months Ended March 31, 2004 and 2003
                   And the Cumulative Period
   From December 31, 1990 (Inception) Through March 31, 2004

                                                                                                   Dec. 1, 1990
                                                                                                    (Inception)
                                                                                                      Through
                                                                     Mar.             Mar.             Mar.
                                                                     2004             2003             2004
                                                                   Unaudited        Unaudited        Unaudited

Cash paid during the period for
  Interest                                                                    0                0          388,648
  Taxes                                                                       0                0            8,050

Non-cash activities
  Common stock issued for
    Prepaids                                                                  0                0          182,346
    PP&E                                                                      0                0          130,931
    License & technology                                                      0                0        2,191,478
    Minority interest                                                         0                0           59,247
    Repayment of debt                                                   285,567          309,803        5,857,234
    Service & interest                                                   12,136          272,644        4,961,328
  Preferred stock options issued for
    Services                                                                  0                0           60,000
    Repayment of debt                                                         0           60,000          119,520

The accompanying notes are an integral part of these financial statements.

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2004

Note 1.         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Conectisys Corporation (formerly Coastal Financial Corp.)(the "Company") was incorporated under the laws of the State of Colorado on February 3, 1986, to analyze and invest in business opportunities as they may occur. The Company is a development-stage entity developing automatic meter reading technologies and products for remote reading of electronic energy meters located in residential structures.

On July 15, 1998, United Telemetry Company, Inc. was incorporated in the State of Nevada as a wholly-owned subsidiary of the Company.

On January 11, 2000, eEnergyServices.com, Inc. was incorporated in the State of Nevada as a wholly-owned subsidiary of the Company, which, as yet, has no net assets and has not commenced operations.

Basis of presentation

The accompanying financial statements have been prepared by the Company without audit, and reflect all adjustments that are, in the opinion of management, necessary for the fair statement of the results for the interim periods. The statements have been prepared in accordance with generally accepted accounting principles for the interim financial reporting and Securities and Exchange Commission regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments (of a normal and recurring nature) that are necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods. The results of operations for both the three and six months ended March 31, 2004 are not necessarily indicative of the results to be expected for the entire year.

These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the fiscal year ended September 30, 2003.

The accompanying consolidated financial statements include the accounts and transactions of Conectisys Corporation, and its wholly-owned subsidiaries, eEnergyServices.com, Inc. and United Telemetry Company, Inc. All material intercompany transactions and balances have been eliminated in the accompanying consolidated financial statements. Certain prior period balances have been reclassified to conform to the current year's presentation.

The Company returned to the development stage in accordance with SFAS No. 7 on December 1, 1990 and during the fiscal year ended November 30, 1995. The Company has completed two mergers and is in the process of developing its technology and product lines.

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2004

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

Since the fair value is estimated at March 31, 2004, the amounts that will actually be realized or paid at settlement of the instruments could be significantly different. The carrying amount of cash and cash equivalents is assumed to be the fair value because of the liquidity of these instruments. Accounts payable, accrued compensation, due to officer, accrued interest, other current liabilities, and notes payable approximate fair value because of the short maturity of these instruments. Also, market rates of interest apply on all officer advances and short-term promissory notes. Long-term debt is recorded at face value because the principal amount is convertible into common stock.

Fiscal year

Effective December 1, 1998, the Company changed its fiscal year-end from November 30 to September 30.

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2004

Research and development costs

The Company has been engaged in researching, engineering, and developing its H-Net(TM) system technologies since August 1995, and did not generate any revenue during the past fiscal year. The Company hopes to complete additional large- scale cost reduction runs for the production and subsequent sale of the H-Net(TM) system in 2004.


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

Technology

Deferred technology costs include capitalized product development and product improvement costs incurred after achieving technological feasibility and are amortized over a period of five years. At March 31, 2004, no deferred technology costs were recognized.

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2004

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

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2004

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

As of March 31, 2004, the Company had 726,799,714 shares of common stock outstanding. If all the Company's unexpired stock warrants and options (including contingent issuances) were exercised, and all the principal value and accrued interest on its outstanding convertible debentures were converted, the Company's incremental common shares (not included in the denominator of diluted earnings (loss) per share because of their anti-dilutive nature) would be as follows:

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2004

Net loss per common share - basic and diluted (continued)

Class B preferred stock options                   10,000,000
Convertible note holder common stock warrants      8,750,000
Common stock warrants - other                      3,215,705
Common stock options - officers                    4,043,654
Common stock options - other                       4,650,000
                                                    -----------
Subtotal                                          30,659,359

Accrued officer compensation ($480,000),
assumed converted into common stock at
prices ranging from $0.0215 to $0.2250
per share                                         36,419,353

Convertible note holder principal value
($1,363,590) and accrued interest ($172,250),
assumed converted into common stock at
$0.002 per share                                 767,920,000
                                                    -----------
Total potential common stock equivalents         834,998,712


If all currently outstanding potential common stock equivalents were exercised, the Company would receive proceeds of approximately $8,615,000.

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

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," effective for exit or disposal activities after December 15, 2002, which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issue Task Force

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2004

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

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 clarifies the accounting and reporting for derivative instruments, including certain derivative instruments imbedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." In particular, SFAS No. 149 clarifies under what circumstances a contract with an initial net investment met the characteristic of a derivative as described in SFAS No. 133. SFAS No. 149 also clarifies when a derivative contains a financing component. SFAS No. 149 is generally effective for derivative instruments entered

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2004

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


NOTE 2. GOING CONCERN UNCERTAINTY

As of March 31, 2004, the Company had a deficiency in working capital of approximately $5,300,000 and had incurred continual net losses since its return to the development stage in fiscal 1996 of approximately $24,000,000, which raise substantial doubt about the Company's ability to continue as a going concern.

Management's plans for correcting these deficiencies include the future sales and licensing of the Company's products and technologies, the raising of capital through the issuance of common stock and from continued officer advances, which will help provide the Company with the liquidity necessary to meet operating expenses. An investor group has previously advanced the Company an aggregate amount of $1,750,000 through March 2004. Over the longer term, the Company plans to achieve profitability through its operations from the sale and licensing of its H-Net(TM) automatic meter-reading system. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of the recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

CONECTISYS CORPORATION AND SUBSIDIARIES (A
Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS March 31, 2004

NOTE 3. RELATED PARTY TRANSACTIONS

The officers of the Company have often advanced funds to the Company. These advances have generally been in the form of short-term promissory notes at an annual interest rate of 18% (see Note 8 below).

NOTE 4.   PREPAID EXPENSES AND DEPOSITS

The Company has accrued a prepaid expense for $120,000 as a staying bonus for the Chief Executive Officer and the Secretary as per their employment contract (see note 8). The staying bonus will be amortized over the calendar year 2004. For the three months ended March 31, 2004, $30,000 was amortized as officer salaries with a balance of $90,000 at March 31, 2004.

NOTE 5.    PROPERTY AND EQUIPMENT

Property and equipment at March 31, 2004 consisted of the following:


Office equipment                             $   285,058
Furniture and fixtures                            16,609
Vehicles                                          35,362
                                             -----------
Total cost                                       337,029
Accumulated depreciation                        (311,684)
                                             -----------
Net book value                               $    25,345
                                             ===========

NOTE 6.    LICENSE RIGHTS AND TECHNOLOGY

License rights and technology at March 31, 2004 consisted of the following:

      License rights                            $   421,478
      Accumulated amortization                     (421,478)
                                                 -----------
        Net book value                          $       -
                                                 ===========

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2004

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

In November 2003 through March 2004, the Company received another $500,000 from the above accredited investor group in exchange for 12% convertible debentures, convertible at the lesser of $0.005 per share and 40% of the average of the lowest three intra-day trading prices of a share of common stock during the 20 trading days immediately preceding conversion. The convertible debentures were accompanied by 2,500,000 common stock warrants, exercisable over a seven-year period at $0.005 per share. Debt issuance costs associated with these loans amounted to $111,125, consisting of $54,125 in finder's fees and $57,000 in legal costs.

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2004

NOTE 7.   DEBT ISSUANCE COSTS (continued)

Amortization of the costs associated with these loans over the pro-rata portion of the one-year term of the loans amounted to $55,173 through September 30, 2003. Total amortization of all debt issuance costs during the year ended September 30, 2003 amounted to $144,276, including $89,103 attributable to the unamortized balance at September 30, 2002. The unamortized balance of the debt issuance costs at September 30, 2003 was $27,896. Total amortization of all debt issuance cost during the six months ended March 31, 2004 was $40,897, leaving an unamortized balance of $98,124.


NOTE 8.    DUE TO OFFICERS

At September 30, 2001, a revolving promissory note agreement for $56,880 was drawn up, due on demand, at an annual interest rate of 18%, for unpaid cumulative advances (plus interest) made by the Company's CEO. During the year ended September 30, 2002, cash advances of $31,500 were made. Additionally, the loan account was increased by $120,875, representing the value of 2,361,814 restricted shares of the Company's common stock held by the CEO, which were used as collateral and transferred to a note holder in June of 2002 to partially cover a $300,000 debt, and by $16,202, representing the value of 794,857 restricted shares of the Company's common stock held by the CEO, which were pledged to and sold by a convertible note holder on a Company obligation in default. Repayments of debt by the Company amounted to $144,806 and accrued interest amounted to $6,913 during the year ended September 30, 2002, resulting in a loan balance due the CEO at September 30, 2002 of $87,564. During the year ended September 30, 2003, additional cash advances totaling $37,869 were made, along with $37,423, representing another 1,835,885 restricted shares of the Company's common stock pledged and sold by the above note holder. Repayments of debt by the Company amounted to $136,009, including re-issuance of 2,361,814 restricted shares of the Company's common stock valued at $120,875 that had been transferred to a note holder during the previous fiscal year. Accrued interest during the year ended September 30, 2003 was $10,073, bringing the loan balance due the CEO at September 30, 2003
to $36,920.   During the six months ended March 31, 2004, the Company
repaid $21,151. Accrued interest of $2,165 during the period brought the loan balance due the
CEO at March 31, 2004 to $17,934. The loan balance at March 31, 2004 is currently due on demand and continues to accrue interest at the rate of 18% per year.

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2004

NOTE 8.    DUE TO OFFICERS (continued)

At September 30, 2001, a promissory note agreement for $25,874 was drawn up, due on demand, at an annual interest rate of 18 percent, for cumulative advances (plus interest) made by the Company's Secretary/Treasurer. The Secretary/Treasurer had also borrowed on a personal credit card for the Company's behalf in the amount of $18,455, bringing the total obligation due the Secretary/Treasurer at September 30, 2001 to $44,329. During the year ended September 30, 2002, the personal credit card balance was virtually paid-off. Additional loan advances were $19,500, loan repayments were $39,500, and accrued interest was $2,269 during the year ended September 30, 2002, bringing the aggregate loan balance due the Secretary/Treasurer at September 30, 2002 to $8,143. During the year ended September 30, 2003, additional cash advances of $37,500 were made, and accrued interest was $6,522, resulting in a loan balance due the secretary Treasurer at September 30, 2003 of $52,165. During the six months ended March 31, 2004, the Company repaid $4,218. Accrued interest amounted to $4,695 during the period bring the loan balance due the Secretary at March 31, 2004 to $52,642. The loan balance at March 31, 2004 is currently due on demand and continues to accrue interest at the rate of 18% per year.

During the period May through September 2002, the Company's Chief Technical Officer advanced the Company $32,946, corresponding to 684,407 restricted shares of the Company's common stock held by the officer, which were pledged to and sold by a convertible note holder on a Company obligation in default. Accrued interest at the annual rate of 18% was $1,831 through the end of the fiscal year, bringing the total loan amount to $34,777 at September 30, 2002. In November 2002, the Company re-issued the 684,407 restricted shares to the Chief Technical Officer (valued at $32,946) that had been pledged to and sold by the convertible note holder during the previous fiscal year. Accrued interest amounted to $1,205 during the year ended September 30, 2003, resulting in a loan balance of $3,036 as of that date. During the six months ended March 31, 2004, accrued interest amounted to $284 bringing the loan balance due the Chief Technical Officer at March 31, 2004 to $3,320.The loan balance at March 31, 2004 is currently due on demand and continues to accrue interest at the rate of 18% per year.

The aggregate amount due officers at March 31, 2004 and 2003 was $73,896 and $92,121, respectively, and interest expense on the officer loans amounted to $7,143 and $19,431 for the six months ended March 31, 2004 and 2003, respectively.

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2004

NOTE 8.    DUE TO OFFICERS (continued)

As of March 31, 2004, the Company owed its officers $1,331,394 in accrued compensation. Of this amount, $360,000 was attributable to aggregate staying bonuses payable to the President and Secretary/Treasurer of the Company as of September 30, 2003. An additional $120,000 was accrued on December 31, 2003
which will be amortized over the 2004 calendar year.   The staying bonuses are
to be compensated for with the Company's restricted stock, valued at the average bid and ask price for the stock for the 30 days prior to each respective year-end issuance date. The total common stock to be issued as staying bonuses amounted to 6,888,922 as of September 30, 2003 and 29,530,431 for the December 31, 2003 accrual bringing the total to be issued to 36,419,353 shares at March 31, 2004.


NOTE 9.    NOTES PAYABLE

Notes payable at March 31, 2004 consisted of the following:

Registered Convertible Debentures - secured by substantially all the assets of the Company

        Convertible Debenture #1

     Note payable to AJW Partners, LLC
      (Convertible Debenture) due on
      March 29, 2003 at an annual interest
      rate of 12%                                  $29,480

     Accrued interest of $7,114 and principal
      on Convertible Debenture convertible
      into approximately 18,297,000
      shares of common stock at the price
      of $0.002 at March 31, 2004                    7,114  $    36,594
                                                   -------
     Note payable to New Millennium Capital
      Partners II, LLC (Convertible Debenture)
      due on March 29, 2003 at an annual interest
      rate of 12%                                   29,480

     Accrued interest of $7,114 and principal
      on Convertible Debenture convertible
      into approximately 18,297,000
      shares of common stock at the price
      of $0.002 at March 31, 2004                    7,114       36,594
                                                   -------

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2004


NOTE 9.    NOTES PAYABLE (continued)

     Note payable to AJW/New Millennium
      Offshore, Ltd. (Convertible Debenture)
      due on March 29, 2003 at an annual
      interest rate of 12%                         $33,900

     Accrued interest of $8,181 and principal
      on Convertible Debenture convertible
      into approximately 21,040,500
      shares of common stock at the price
      of $0.002 at March 31, 2004                    8,181  $    42,081
                                                   -------
     Note payable to Pegasus Capital Partners,
      LLC (Convertible Debenture) due on
      March 29, 2003 at an annual interest
      rate of 12%                                   20,730

     Accrued interest of $5,002 and principal
      on Convertible Debenture convertible
      into approximately 12,866,000
      shares of common stock at the price
      of $0.002 at March 31, 2004                    5,002       25,732
                                                   -------
     Convertible Debenture #2

     Note payable to AJW Partners, LLC
      (Convertible Debenture) due on
      May 10, 2003 at an annual interest
      rate of 12%                                    40,000

     Accrued interest of $9,100 and principal
      on Convertible Debenture convertible
      into approximately 24,550,000
      shares of common stock at the price
      of $0.002 at March 31, 2004                     9,100       49,100
                                                   --------

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2004


NOTE 9.    NOTES PAYABLE (continued)

     Note payable to New Millennium Capital
      Partners II, LLC (Convertible Debenture)
      due on  May 10, 2003 at an annual
      interest rate of 12%                         $40,000

     Accrued interest of $9,100 and principal
      on Convertible Debenture convertible
      into approximately 24,550,000
      shares of common stock at the price
      of $0.002 at March 31, 2004                    9,100  $    49,100
                                                   -------
     Note payable to AJW/New Millennium
      Offshore, Ltd. (Convertible Debenture)
      due on May 10, 2003 at an annual
      interest rate of 12%                          45,000

     Accrued interest of $10,238 and principal
      on Convertible Debenture convertible
      into approximately 27,619,000
      shares of common stock at the price
      of $0.002 at March 31, 2004                    10,238      55,238
                                                    -------

     Note payable to Pegasus Capital Partners,
      LLC (Convertible Debenture) due on
      May 10, 2003 at an annual
      interest rate of 12%                           25,000

     Accrued interest of $5,688 and principal
      on Convertible Debenture convertible
      into approximately 15,344,000
      shares of common stock at the price
      of $0.002 at March 31, 2004                     5,688      30,688
                                                    -------
     Convertible Debenture #3

     Note payable to AJW Partners, LLC
      (Convertible Debenture) due on
      June 17, 2003 at an annual interest
      rate of 12%                                     80,000

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2004


NOTE 9.    NOTES PAYABLE (continued)

     Accrued interest of $17,201 and principal
      on Convertible Debenture convertible
      into approximately 48,600,500
      shares of common stock at the price
      of $0.002 at March 31, 2004                   $17,201 $    97,201
                                                    -------

     Note payable to New Millennium Capital
      Partners II, LLC (Convertible Debenture)
      due on  June 17, 2003 at an annual
      interest rate of 12%                           80,000

     Accrued interest of $17,201 and principal
      on Convertible Debenture convertible
      into approximately 48,600,500
      shares of common stock at the price
      of $0.002 at March 31, 2004                    17,201      97,201
                                                    -------

     Note payable to AJW/New Millennium
      Offshore, Ltd. (Convertible Debenture)
      due on June 17, 2003 at an annual
      interest rate of 12%                           90,000

     Accrued interest of $19,351 and principal
      on Convertible Debenture convertible
      into approximately 54,675,500
      shares of common stock at the price
      of $0.002 at March 31, 2004                    19,351     109,351
                                                   --------

     Note payable to Pegasus Capital Partners,
      LLC (Convertible Debenture) due on
      June 17, 2003 at an annual
      interest rate of 12%                           50,000

     Accrued interest of $10,751 and principal
      on Convertible Debenture convertible
      into approximately 30,375,500
      shares of common stock at the price
      of $0.002 at March 31, 2004                    10,751      60,751
                                                   --------

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2004


NOTE 9.    NOTES PAYABLE (continued)

     Convertible Debenture #5

     Note payable to AJW Partners, LLC
      (Convertible Debenture) due on
      March 3, 2004 at an annual interest
      rate of 12%                                   $50,000

     Accrued interest of $6,493 and principal
      on Convertible Debenture convertible
      into approximately 28,246,500
      shares of common stock at the price
      of $0.002 at March 31, 2004                     6,493  $   56,493
                                                    -------

     Note payable to AJW Offshore, Ltd.
      (Convertible Debenture) due on
      March 3, 2004 at an annual interest
      rate of 12%                                    50,000

     Accrued interest of $6,493 and principal
      on Convertible Debenture convertible
      into approximately 28,246,500
      shares of common stock at the price
      of $0.002 at March 31, 2004                     6,493  $   56,493
                                                    -------

     Note payable to AJW Qualified Partners,
      LLC (Convertible Debenture) due on
      March 3, 2004 at an annual interest
      rate of 12%                                    50,000

     Accrued interest of $6,493 and principal
      on Convertible Debenture convertible
      into approximately 28,246,500
      shares of common stock at the price
      of $0.002 at March 31, 2004                     6,493  $   56,493
                                                    -------

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2004


NOTE 9.    NOTES PAYABLE (continued)

     Convertible Debenture #6

     Note payable to AJW Partners, LLC
      (Convertible Debenture) due on
      May 12, 2004 at an annual interest
      rate of 12%                                   $50,000

     Accrued interest of $5,342 and principal
      on Convertible Debenture convertible
      into approximately 27,671,000
      shares of common stock at the price
      of $0.002 at March 31, 2004                     5,342 $    55,342
                                                    -------

     Note payable to AJW Offshore, Ltd.
      (Convertible Debenture) due on
      May 12, 2004 at an annual interest
      rate of 12%                                    50,000

     Accrued interest of $5,342 and principal
      on Convertible Debenture convertible
      into approximately 27,671,000
      shares of common stock at the price
      of $0.002 at March 31, 2004                     5,342 $    55,342
                                                    -------

     Note payable to AJW Qualified Partners,
      LLC (Convertible Debenture) due on
      May 12, 2004 at an annual interest
      rate of 12%                                    50,000

     Accrued interest of $5,342 and principal
      on Convertible Debenture convertible
      into approximately 27,671,000
      shares of common stock at the price
      of $0.002 at March 31, 2004                     5,342 $    55,342

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2004


NOTE 9.    NOTES PAYABLE (continued)

     Convertible Debenture #7

     Note payable to AJW Partners, LLC
      (Convertible Debenture) due on
      November 25, 2004 at an annual interest
      rate of 12%                                   $33,333

     Accrued interest of $1,403 and principal
      on Convertible Debenture convertible
      into approximately 17,368,000
      shares of common stock at the price
      of $0.002 at March 31, 2004                     1,403 $    34,736
                                                    -------

     Note payable to AJW Offshore, Ltd.
      (Convertible Debenture) due on
      November 25, 2004 at an annual interest
      rate of 12%                                    33,333

      Accrued interest of $1,403 and principal
      on Convertible Debenture convertible
      into approximately 17,368,000
      shares of common stock at the price
      of $0.002 at March 31, 2004                     1,403 $    34,736
                                                    -------
     Note payable to AJW Qualified Partners,
      LLC (Convertible Debenture) due on
      November 25, 2004 at an annual interest
      rate of 12%                                    33,334

     Accrued interest of $1,404 and principal
      on Convertible Debenture convertible
      into approximately 17,369,000
      shares of common stock at the price
      of $0.002 at March 31, 2004                     1,404 $    34,738
                                                    -------

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2004


NOTE 9.    NOTES PAYABLE (continued)

     Convertible Debenture #8

     Note payable to AJW Partners, LLC
      (Convertible Debenture) due on
      December 3, 2004 at an annual interest
      rate of 12%                                   $16,667

     Accrued interest of $658 and principal
      on Convertible Debenture convertible
      into approximately 8,662,500
      shares of common stock at the price
      of $0.002 at March 31, 2004                       658 $    17,325
                                                    -------

     Note payable to AJW Offshore, Ltd.
      (Convertible Debenture) due on
      December 3, 2004 at an annual interest
      rate of 12%                                   $16,667

     Accrued interest of $658 and principal
      on Convertible Debenture convertible
      into approximately 8,662,500
      shares of common stock at the price
      of $0.002 at March 31, 2004                       658 $    17,325
                                                    -------

     Note payable to AJW Qualified Partners,
      LLC (Convertible Debenture) due on
      December 3, 2004 at an annual interest
      rate of 12%                                   $16,667

     Accrued interest of $658 and principal
      on Convertible Debenture convertible
      into approximately 8,662,500
      shares of common stock at the price
      of $0.002 at March 31, 2004                       658 $    17,325
                                                    -------

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2004


NOTE 9.    NOTES PAYABLE (continued)

     Convertible Debenture #9

     Note payable to AJW Partners, LLC
      (Convertible Debenture) due on
      December 31, 2004 at an annual interest
      rate of 12%                                   $16,666

     Accrued interest of $504 and principal
      on Convertible Debenture convertible
      into approximately 8,585,000
      shares of common stock at the price
      of $0.002 at March 31, 2004                       504 $    17,170
                                                    -------

     Note payable to AJW Offshore, Ltd.
      (Convertible Debenture) due on
      December 31, 2004 at an annual interest
      rate of 12%                                   $16,667

     Accrued interest of $504 and principal
      on Convertible Debenture convertible
      into approximately 8,585,000
      shares of common stock at the price
      of $0.002 at March 31, 2004                       504      17,170
                                                    -------

     Note payable to AJW Qualified Partners,
      LLC (Convertible Debenture) due on
      December 31, 2004 at an annual interest
      rate of 12%                                   $16,666

     Accrued interest of $504 and principal
      on Convertible Debenture convertible
      into approximately 8,585,000
      shares of common stock at the price
      of $0.002 at March 31, 2004                       504     17,170
                                                    -------

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2004


NOTE 9.    NOTES PAYABLE (continued)

     Convertible Debenture #10

     Note payable to AJW Partners, LLC
      (Convertible Debenture) due on
      February 18, 2005 at an annual interest
      rate of 12%                                   $16,666

     Accrued interest of $236 and principal
      on Convertible Debenture convertible
      into approximately 8,451,000
      shares of common stock at the price
      of $0.002 at March 31, 2004                       236 $    16,902
                                                    -------

     Note payable to AJW Offshore, Ltd.
      (Convertible Debenture) due on
      February 18, 2005 at an annual interest
      rate of 12%                                   $16,667

     Accrued interest of $236 and principal
      on Convertible Debenture convertible
      into approximately 8,4,51,500
      shares of common stock at the price
      of $0.002 at March 31, 2004                       236      16,903
                                                    -------

     Note payable to AJW Qualified Partners,
      LLC (Convertible Debenture) due on
      February 18, 2005 at an annual interest
      rate of 12%                                   $16,666

     Accrued interest of $236 and principal
      on Convertible Debenture convertible
      into approximately 8,451,000
      shares of common stock at the price
      of $0.002 at March 31, 2004                       236     16,902
                                                   --------

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2004


NOTE 9.    NOTES PAYABLE (continued)

     Convertible Debenture #11

     Note payable to AJW Partners, LLC
      (Convertible Debenture) due on
      Mardch 4, 2005 at an annual interest
      rate of 12%                                   $83,334

     Accrued interest of $767 and principal
      on Convertible Debenture convertible
      into approximately 42,050,500
      shares of common stock at the price
      of $0.002 at March 31, 2004                       767 $    84,101
                                                    -------

     Note payable to AJW Offshore, Ltd.
      (Convertible Debenture) due on
      March 4, 2005 at an annual interest
      rate of 12%                                   $83,333

     Accrued interest of $767 and principal
      on Convertible Debenture convertible
      into approximately 42,050,000
      shares of common stock at the price
      of $0.002 at March 31, 2004                       767      84,100
                                                    -------

     Note payable to AJW Qualified Partners,
      LLC (Convertible Debenture) due on
      March 4, 2005 at an annual interest
      rate of 12%                                   $83,333

     Accrued interest of $767 and principal
      on Convertible Debenture convertible
      into approximately 42,050,000
      shares of common stock at the price
      of $0.002 at March 31, 2004                       767     84,100
                                                    ------- ----------
Subtotal of all Registered Convertible Debentures            1,535,840

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2004


NOTE 9.    NOTES PAYABLE (continued)

    Less reclassified accrued interest                    $   (172,250)
                                                          ------------
    Subtotal principal value                                 1,363,590
    Derivative conversion option 150 percent of principal    2,045,385
    Less unamortized note discount                            (404,520)
                                                           -----------
Net carrying value of
  Registered Convertible Debentures                       $  3,004,455

      Note payable to Devon Investment Advisors,
      unsecured, due on demand, interest payable
      at an annual rate of 10%.                                241,824

      Note payable to Black Dog Ranch LLC,
      unsecured, due on demand, including interest
      at an annual rate of 18%.                                160,621

      Convertible note payable to Laurus Master Fund, Ltd.,
      unsecured, with interest payable at an annual rate
      of 8%, conversion premium of 25% based on current
      market price of the Company's common stock (as defined), initially due October 12, 2001 and extended to
      December 1, 2001.  Currently in default.                   7,141
                                                           -----------
     Total notes payable                                   $ 3,414,041
        Current portion                                     (3,365,541)
                                                           -----------
        Long-term portion                                  $    48,500
                                                           ===========

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2004

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

A corresponding $152,228 credit was made to additional paid-in capital for the conversion benefit option, i.e., the intrinsic value of the matured debt instrument. Interest accrued at 8% on the $300,000 note principal through September 30, 2002 was $17,168; for presentation purposes, this interest was added to the principal value of the note at the year-end balance sheet date. The holder can also convert the accrued interest into common stock at a 25% premium ($4,292), bringing the total conversion benefit

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2004

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

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2004

Thereafter, on June 21, 2002, Mercator filed an action against Conectisys Corporation, Robert A. Spigno and Patricia A. Spigno in the Superior Court of California, County of Los Angeles (Case No. BC276283) for breach of promissory note, foreclosure of security interests, fraud and deceit. Mr. Spigno is the Chairman of the Board and a director of the Company and is also the Company's Chief Executive Officer. Ms. Spigno is the Company's Secretary and Chief Financial Officer. On July 3, 2002, Mercator filed a first amended complaint in the Superior Court of California, County of Los Angeles (Case No. BC276283), adding a claim for common count for money lent. In March 2004, the Company settled its suit with Mercator for $150,000.

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

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2004

NOTE 10. SECURED CONVERTIBLE DEBENTURES (continued)

On March 29, 2002 the Company issued an aggregate of $300,000 of 12% convertible debentures in a private offering to four accredited investors. The investors, if certain conversion limitations are disregarded, are beneficial owners of 5% or more of the company's outstanding shares of common stock. The debentures initially were convertible into shares of common stock at the lesser of $.06 per share and 50% of the average of the lowest three intra-day trading prices of a share of common stock during the 20 trading days immediately preceding conversion. In October 2003, the variable conversion price was reduced from 50% to 40% of the average of the lowest three intra-day trading prices of a share of common stock during the 20 trading days immediately preceding conversion. The debentures were accompanied by warrants to purchase up to an aggregate of 1,500,000 shares of common stock at a per share exercise price equal to the lesser of $.045 and the average of the lowest three intra-day trading prices during the 20 trading days immediately preceding an exercise.

On May 10, 2002 the Company issued an aggregate of $150,000 of 12% convertible debentures in a private offering to four accredited investors. The investors, if certain conversion limitations are disregarded, are beneficial owners of 5% or more of the Company's outstanding shares of common stock. The debentures initially were convertible into shares of common stock at the lesser of $.06 per share and 50% of the average of the lowest three intra-day trading prices of a share of common stock during the 20 trading days immediately preceding conversion. In October 2003, the variable conversion price was reduced from 50% to 40% of the average of the lowest three intra-day trading prices of a share of common stock during the 20 trading days immediately preceding conversion. The debentures were accompanied by warrants to purchase up to an aggregate of 750,000 shares of common stock at a per share exercise price equal to the lesser of $.045 and the average of the lowest three intra- day trading prices during the 20 trading days immediately preceding an exercise.

On June 17, 2002 the Company issued an aggregate of $300,000 of 12% convertible debentures in a private offering to four accredited investors. The investors, if certain conversion limitations are disregarded, are beneficial owners of 5% or more of the company's outstanding shares of common stock. The debentures initially were convertible into shares of common stock at the lesser of $.06 per share and 50% of the average of the lowest three intra-day trading prices of a share of common stock during the 20 trading days immediately preceding conversion. In October 2003, the variable conversion price was reduced from 50% to 40% of the average of the lowest three intra-day trading prices of a share of common stock during the 20 trading days immediately preceding conversion. The debentures were accompanied by warrants to purchase up to an aggregate of 1,500,000 shares of common stock at a per share exercise price equal to the lesser of $.045 and the average of the

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2004

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

On November 27, 2002 the Company issued an aggregate of $200,000 of 12% convertible debentures in a private offering to three accredited investors who, if certain conversion limitations are disregarded, would be deemed beneficial owners of 5% or more of the Company's outstanding shares of common stock. The debentures initially were convertible into shares of common stock at the lesser of $.01 per share and 50% of the average of the lowest three intra-day trading prices of a share of common stock during the 20 trading days immediately preceding conversion. In October 2003, the variable conversion price was reduced from 50% to 40% of the average of the lowest three intra-day trading prices of a share of common stock during the 20 trading days immediately preceding conversion. The debentures were accompanied by warrants to purchase up to an aggregate of 1,000,000 shares of common stock at a per share exercise price equal to the lesser of $.005 and the average of the lowest three intra-day trading prices during the 20 trading days immediately preceding an exercise.

On March 3, 2003 the Company issued an aggregate of $150,000 of 12% convertible debentures in a private offering to these same three accredited investors. The debentures initially were convertible into shares of common stock at the lesser of $.01 per share and 50% of the average of the lowest three intra-day trading prices of a share of common stock during the 20 trading days immediately preceding conversion. In October 2003, the variable conversion price was reduced from 50% to 40% of the average of the lowest three intra-day trading prices of a share of common stock during the 20 trading days immediately preceding conversion. The debentures were accompanied by warrants to purchase up to an aggregate of 750,000 shares of common stock at a per share exercise price equal to the lesser of $.005 and the average of the lowest three intra-day trading prices during the 20 trading days immediately preceding an exercise.

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2004


NOTE 10. SECURED CONVERTIBLE DEBENTURES (continued)

On May 12, 2003 the Company issued an aggregate of $150,000 of 12% convertible debentures in a private offering to the three accredited investors. The debentures initially were convertible into shares of common stock at the lesser of $.01 per share and 50% of the average of the lowest three intra-day trading prices of a share of common stock during the 20 trading days immediately preceding conversion. In October 2003, the variable conversion price was reduced from 50% to 40% of the average of the lowest three intra-day trading prices of a share of common stock during the 20 trading days immediately preceding conversion. The debentures were accompanied by warrants to purchase up to an aggregate of 750,000 shares of common stock at a per share exercise price equal to the lesser of $.005 and the average of the lowest three intra-day trading prices during the 20 trading days immediately preceding an exercise.

On November 18, 2003 the Company issued an aggregate of $100,000 of 12% convertible debentures in a private offering to the three accredited investors. The debentures were convertible into shares of common stock at the lesser of $.01 per share and 40% of the average of the lowest three intra-day trading prices of a share of common stock during the 20 trading days immediately
preceding conversion.   The debentures were accompanied by warrants to purchase
up to an aggregate of 500,000 shares of common stock at a per share exercise price equal to the lesser of $.005 and the average of the lowest three intra-day trading prices during the 20 trading days immediately preceding an exercise.

On December 3, 2003 the Company issued an aggregate of $50,000 of 12% convertible debentures in a private offering to the three accredited investors. The debentures were convertible into shares of common stock at the lesser of $.01 per share and 40% of the average of the lowest three intra-day trading prices of a share of common stock during the 20 trading days immediately preceding conversion. The debentures were accompanied by warrants to purchase up to an aggregate of 250,000 shares of common stock at a per share exercise price equal to the lesser of $.005 and the average of the lowest three intra-day trading prices during the 20 trading days immediately preceding an exercise.

On December 31, 2003 the Company issued an aggregate of $50,000 of 12% convertible debentures in a private offering to the three accredited investors. The debentures were convertible into shares of common stock at the lesser of $.01 per share and 40% of the average of the lowest three intra-day trading prices of a share of common stock during the 20 trading days immediately preceding conversion. The debentures were accompanied by warrants to purchase up to an aggregate of 250,000 shares of common stock at a per share exercise price equal to the lesser of $.005 and the average of the lowest three intra-day trading prices during the 20 trading days immediately preceding an exercise.

On February 18, 2004 the Company issued an aggregate of $50,000 of 12% convertible debentures in a private offering to the three accredited investors. The debentures were convertible into shares of common stock at the lesser of $.01 per share and 40% of the average of the lowest three intra-day trading prices of a share of common stock during the 20 trading days immediately preceding conversion. The debentures were accompanied by warrants to purchase up to an aggregate of 250,000 shares of common stock at a per share exercise price equal to the lesser of $.005 and the average of the lowest three intra-day trading prices during the 20 trading days immediately preceding an exercise.

On March 4, 2004 the Company issued an aggregate of $250,000 of 12% convertible debentures in a private offering to the three accredited investors. The debentures were convertible into shares of common stock at the lesser of $.01 per share and 40% of the average of the lowest three intra-day trading prices of a share of common stock during the 20 trading days immediately preceding conversion. The debentures were accompanied by warrants to purchase up to an aggregate of 1,250,000 shares of common stock at a per share exercise price equal to the lesser of $.005 and the average of the lowest three intra-day trading prices during the 20 trading days immediately preceding an exercise.

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2004

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

As part of the recording of the convertible debt transactions, a beneficial conversion option was recognized, along with a corresponding convertible debt discount. The fair value of the thirty three debt instruments issued totaling $1,750,000 in principal value was $3,500,000 in aggregate, representing a 100% premium on the principal value (due to the 100% pricing advantage) and making the beneficial conversion option $1,637,735 at the inception of the loans ($1,750,000 proceeds less $112,265 allocated to the issuance of the 8,750,000 related warrants). In October 2003, the variable conversion price was reduced from 50% to 40% of the average of the lowest three intra-day trading prices of a share of common stock during the 20 trading days immediately preceding conversion. Accordingly, in October 2003, the beneficial conversion option was increased from 100% to 150% which resulted in an increase of $563,258 in the conversion interest and a corresponding expense in the current period. Due to the nature of the debt instrument and its repayment terms, the beneficial conversion option has been re-characterized as derivative conversion option and reclassified as additional debt. In connection with the issuance of an additional $500,000 of convertible debt during the six months ended March 31, 2004, the derivative conversion option was increased by $750,000.

During the fiscal year ended September 30, 2002, the Company issued 12,667,178 shares of common stock in connection with interest payments and upon conversion of an aggregate $93,130 of principal and $6,916 of related interest on the Company's convertible debentures. A corresponding pro-rata reduction of $80,702 to the beneficial conversion option was made. During the fiscal year ended September 30, 2003, the Company issued another 103,778,301 shares of common stock in connection with the conversion of another $193,665 of principal and $34,355 of accrued interest on the Company's convertible debentures,

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2004

NOTE 10. SECURED CONVERTIBLE DEBENTURES (continued)

resulting in a convertible debt principal balance at September 30, 2003 of $963,205 (net of an aggregate of $286,795 in debt conversions through that date). A corresponding pro-rata reduction of $177,845 was made to the beneficial conversion option during the fiscal year ended September 30, 2003 (an aggregate of $258,547 since the inception of the loans), bringing the beneficial conversion option balance at September 30, 2003 to $881,550. In October 2003, the variable conversion price was reduced from 50% to 40% of the average of the lowest three intra-day trading prices of a share of common stock during the 20 trading days immediately preceding conversion. Accordingly in October 2003, the beneficial conversion option was increased from 100% to 150% resulting in an increase of $563,258 and a re-characterization of the conversion option as additional debt.

During the six months ended December 31, 2003, the Company issued an additional $500,000 of 12% convertible debentures. Also, the Company issued 94,174,842 shares of common stock in connection with the conversion of another $99,615 of principal and $12,136 of accrued interest on the Company's convertible debentures, resulting in a convertible debt principal balance at March 31, 2004 of $1,363,590 (net of an aggregate of $386,410 in debt conversions through that date). In connection with the issuance of the additional $500,000 convertible debt, the Company recorded a corresponding derivative conversion option of $750,000. A corresponding pro-rata reduction of $149,423 was made to the derivative conversion option during the six months ended March 31, 2004 (an aggregate of $407,970 since the inception of the loans), bringing the derivative conversion option balance at March 31, 2004 to $2,045,385.

The aggregate note discount of $1,750,000 is being amortized over the one-year lives of the respective debt instruments. Of this amount, $279,115 was amortized during the fiscal year ended September 30, 2002, another $653,720 during the year ended September 30, 2003 and $262,501 during the six months ended March 31, 2004, while $69,233 in convertible bond discount was transferred to equity upon conversion of $93,130 in debt principal during the fiscal year ended September 30, 2002, $52,340 upon conversion of $193,665 of debt principal during the fiscal year ended September 30, 2003 and $28,571 upon conversion of $99,616 of debt principal during the six months ended March 31, 2004, resulting in an unamortized convertible debt discount balance of $404,520 at March 31, 2004.

As of March 31, 2004, the Company was indebted for an aggregate of $1,535,840, including $1,363,590 of principal and $172,250 of accrued interest on these convertible debentures. To the extent debentures issued by the Company are converted into shares of common stock, the Company will not be obligated to repay the converted amounts.

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2004

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

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2004

NOTE 11.        SHAREHOLDERS' EQUITY (DEFICIT) (continued)

During the months October 2002 through July 2003, the Company issued 15,000,000 shares of its restricted common stock to a consultant in exchange for promotional services valued at $65,000.

During the months October 2002 through September 2003, the Company issued 119,630,468 shares of its restricted common stock to a consultant for debt reduction of $162,500 and accrued fees of $91,305.

During the months October 2002 through September 2003, the Company issued 103,778,301 of its common shares to an investor group in exchange for $193,665 principal value of convertible debt and $34,355 in accrued interest. In conjunction with these transactions, $177,845 of the Company's beneficial conversion

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2004

NOTE 11.        SHAREHOLDERS' EQUITY (DEFICIT) (continued)

option was also transferred to common stock, and $52,340 in convertible note discounts was applied against common stock as a result of debt conversion.

During the months November 2002 through May 2003, the Company issued 14,500,000 shares of its restricted common stock to consultants in exchange for media services rendered valued of $49,000.

During the months November 2002 through September 2003, the Company issued 128,500,000 shares of its restricted common stock for cash of $180,000 in private placements.

During the months November 2002 through May 2003, the Company issued 2,500,000 in seven-year common stock warrants as part of a $500,000 12% convertible debt issuance, exercisable at the lower of $0.01 and 50% of the market price of the common stock (as defined) through the date of exercise. The warrants were recorded at $9,816 and the debt at $490,184, based upon the relative fair values of each, and a beneficial conversion option for an additional $490,184 was also recognized.

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

In December 2002, the Company issued 750,000 shares of its restricted common stock to certain consultants as a $7,500 bonus.

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2004

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

During the months October 2003 through March 31, 2004, the Company issued 94,174,842 shares of common stock to a convertible note holder in exchange for $99,615 in debt reduction and $12,136 in accrued interest. In conjunction with these transactions, the Company transferred $149,423 in derivative conversion option, net of $28,571 convertible debt discount to common stock.

During the months October 2003 through December 2003, the Company issued 65,100,000 shares of its restricted common stock to a consultant for debt reduction of $65,100.

During the months October 2003 through March 2004, the Company issued 27,300,000 shares of its restricted common stock to three consultants for services rendered of $53,400.

During the months October 2003 through December 2003, the Company issued 50,000,000 shares of its common stock for $50,000 in cash.

In December 2003, the Company issued 15,845 convertible preferred A shares to its President for a reduction $15,845 in accrued compensation.

NOTE 12.  INCOME TAXES

Deferred income taxes consisted of the following at March 31, 2004:

      Deferred tax asset, benefit
      of net operating loss
      carryforward                                $ 8,300,000
        Valuation allowance                        (8,300,000)
                                                  -----------
        Net deferred taxes                       $       -
                                                  ===========

The valuation allowance offsets the net deferred tax asset, since it is more likely than not that it would not be recovered. During the year ended
March 31, 2004, the deferred tax asset and valuation allowance were both increased by $500,000.

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

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2004

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

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2004

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

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2004

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

On June 21, 2002 Mercator filed an action against Conectisys Corporation, Robert A. Spigno and Patricia A. Spigno in the Superior Court of California, County of Los Angeles (Case No. BC276283) for breach of promissory note, foreclosure of security interests and fraud and deceit. Mr. Spigno is the Chairman of the Board and a director of the Company and is also the Company's Chief Executive Officer. Ms. Spigno is the Company's Secretary and Chief Financial Officer. On July 3, 2002, Mercator filed a first amended complaint in the Superior Court of California, County of Los Angeles (Case No. BC276283) adding a claim for common count for money lent. In March 2004, the Company settled its suit with Mercator for $150,000.

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2004

NOTE 13.        COMMITMENTS AND CONTINGENCIES (continued)

Litigation (continued)

The Company, during its normal course of business, may be subject from time to time to disputes and to legal proceedings against it. Both counsel and management do not expect that the ultimate outcome of any current claims will have a material adverse effect on the Company's financial statements.


NOTE 14.        FORM S-8 FILINGS

In November 2003, the Company filed a registration statement on Form S-8 covering 12,000,000 share issued to an independent consultant to the Company, which authorized the re-sale of the 12,000,000 shares of common stock valued at $46,800. In March 2004, the Company filed another registration statement on Form S-8 covering an additional 14,000,000 share issued to the same independent consultant valued at $36,400.


NOTE 15.        STOCK OPTIONS AND WARRANTS

During the fiscal year ended September 30, 1999, the Company issued to a note
holder options to purchase 500,000 shares of the   Company's Class B preferred
stock at an exercise price of $5.00 per share. As consideration, the Company reduced its debt to the note holder by $50,000 and received an extension of time to pay-off its promissory note. The Company also issued to its CEO options to purchase another 500,000 shares of the Company's Class B preferred stock at an exercise price of $5.00 per share in exchange for a reduction in debt of $50,000. Total consideration received on the above issued options, as evidenced by debt reduction, was $100,000. These options can be exercised through November 1, 2002 and can also be converted into common stock at the rate of 10 common shares for each Class B preferred share. In September 2001, the exercise price on the Class B preferred stock options was adjusted to $2.50 per share and the exercise period extended to November 1, 2005. In January 2004, the exercise price on the Class B preferred stock options was adjusted to $0.05 per share.

The Company's CEO currently own 215,865 shares of the Company's Class A preferred stock, of which 60,000 shares were purchased during the year ended September 30, 2002, and has options to purchase another 234,155 shares for $1.00 per share through November 1, 2005.

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2004

NOTE 15.        STOCK OPTIONS AND WARRANTS (continued)

The Company has granted various common stock options and warrants to employees and consultants. Generally, the options and warrants were granted at approximately the fair market value of the Company's common stock at the date of grant and vested immediately, except that when restricted rule 144 common stock is to be issued, the options and warrants were granted at an average market discount of 50% (ranging from between 20% to 75%).

The Company accounts for stock-based compensation under the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25. Accordingly, compensation expense for common stock options and warrants issued to employees for services have been recorded as the difference between the intrinsic value of those services as measured by the (discounted) market value of the common stock at the date of grant and the exercise price, with pro forma disclosure of the excess market value as required by FASB No. 123. No common stock options or warrants were granted to employees (including officers) and directors of the Company during the six months ended March 31, 2004 and the year ended
September 30, 2003.

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

At September 30, 2002, the Company had an aggregate of 8,807,154 common stock options and a total of 1,000,000 Class B preferred stock options recorded as additional paid-in capital at a value of $1,443,695. Of the common stock options and warrants, 2,043,654

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2004

NOTE 15.        STOCK OPTIONS (continued)

had been issued to officers and employees and the remaining 6,763,500 had been issued to consultants and investors.

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

As of September 30, 2003, the Company had an additional 4,852,205 common stock options that had been granted to consultants and investors at exercise prices ranging from $0.50 to $2.00 per share, expiring from November 1, 2003 through January 16, 2005. Because these strike prices were substantially above the market price of the Company's common stock, no value was attributed to these options at the time of grant. The Company also granted a contingent issuance to its Chief Technical Officer of 2,000,000 common stock options exercisable at $0.50 per share and expiring December 31, 2004, which will not vest until certain milestones have been attained. These respective common stock options and contingent issuances have been excluded from the summarized table below.

In November 2003 through December 2003, 1,000,000 seven-year common stock warrants were issued to an accredited investor group in connection with a $200,000 12% convertible debenture financing arrangement (see Note 10 above). The allocated cost of these warrants amounted to $945, resulting in a recorded balance of stock options and warrants exercisable at December 31, 2003 of $1,454,456 (including $100,000 attributable to 1,000,000 Class B preferred stock options noted above).

In February through March 2004, 1,500,000 seven-year common stock warrants were issued to an accredited investor group in connection with a $300,000 12% convertible debenture financing arrangement (see Note 10 above). The allocated cost of these warrants amounted to $1,417, resulting in a recorded balance of stock options and warrants exercisable at March 31, 2004 of $1,455,873 (including $100,000 attributable to 1,000,000 Class B preferred stock options noted above).

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2004

NOTE 15.        STOCK OPTIONS AND WARRANTS (continued)

The common stock option activity during the six months ended March 31, 2004 and the fiscal year ended September 30, 2003 is summarized as follows:

                                         Common Stock   Weighted
                                            Options      Average
                                              and       Exercise
                                            Warrants      Price
                                          ----------    --------
Balance outstanding, October 1, 2002       8,807,154        .280

 Granted                                   2,500,000        .010
                                          ----------
Balance outstanding, September 30, 2003   11,307,154       $.204

  Granted                                  2,500,000        .002
                                          ----------
Balance outstanding, March 31, 2004       13,807,154       $.167
                                          ==========       =====

The following table summarizes information about common stock options at March 31, 2004:

                                 Outstanding             Exercisable
                            Weighted    Weighted               Weighted
   Range of       Common    Average      Average      Common    Average
   Exercise        Stock      Life      Exercise       Stock   Exercise
    Prices       Options    (Months)      Price       Options    Price
---------------  ---------  -------     --------    ----------  -------
$2.000 - $2.000    563,500        5     $  2.000       563,500  $ 2.000
$ .380 - $ .380    100,000        9     $   .380       100,000  $  .380
$ .192 - $ .192  1,000,000       12     $   .192     1,000,000  $  .192
$ .050 - $ .050  3,750,000       13     $   .002     3,750,000  $  .050
$ .130 - $ .130  1,450,000       17     $   .130     1,450,000  $  .130
$ .386 - $ .386  1,443,654       20     $   .386     1,443,654  $  .386
$ .380 - $ .380    500,000       20     $   .380       500,000  $  .380
& .002 - $ .002  2,500,000       70     $   .002     2,500,000  $  .002
& .002 - $ .002  1,000,000       80     $   .002     1,000,000  $  .002
& .002 - $ .002  1,500,000       83     $   .002     1,000,000  $  .002

$ .002 - $2.000 13,807,154       37     $   .167    13,807,154  $  .167
=============== ==========       ==     ========    ==========  =======


NOTE 16.       SUBSEQUENT EVENTS

(a) Subsequent to March 31, 2004, the Company issued 84,412,161 shares of common stock in exchange for reduction of $48,500 in convertible debt and payment of related accrued interested.

(b) In April 2004, the Company received $250,000 from an accredited investor group in exchange for 12% convertible debentures, convertible at the lesser of $0.005 per share and 40% of the average of the lowest three intra-day trading prices of a share of common stock during the 20 trading days immediately preceding conversion. The convertible debentures were accompanied by 1,250,000 common stock warrants, exercisable over a three year period at $0.002 per share. Debt issuance costs associated with these loans amounted to $84,624, of which $21,624 represented finder's fees and $33,000 represented legal costs and $30,000 represented pre-paid interest on these loans.

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

        We are currently in a cost-reduction phase of the development of our H-Net(TM) system and have completed the development for commercial production of our H-Net(TM) 4.0 wireless meter reading product. We have not yet sold any H-Net(TM) systems and we do not expect any significant sales of our H-Net(TM) systems in the near future. Accordingly, we have not earned any significant revenues from the sale of H-Net(TM) systems. We have no history of revenues and have incurred significant losses since the beginning of the development of our H-Net(TM) system. We have a significant accumulated deficit and negative working capital. As a result of our financial condition, our independent auditors have issued an opinion questioning our ability to continue as a going concern.

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

Results of Operations

        Comparison of Results of Operations for the Three Months Ended March 31, 2004 and 2003

        We did not generate any revenues for the three months ended March 31, 2004 and March 31, 2003. Cost of sales for the three months ended March 31, 2004 was $22,195 as compared to $35,014 for the three months ended March 31, 2003, a decrease of $12,819 or 36.6%. This decrease in cost of sales primarily was due to a decrease in production of models and prototypes of our H-Net(TM) products that are used for sales and marketing purposes.

	General and administrative expenses increased by $49,658 or 12.4% to $448,542 for the three months ended March 31, 2004 as compared to $398,884 for the same period in 2003. This increase was primarily due to increased expenses associated with legal and consulting services.

        Interest expense decreased by $37,681 or 14.2% to $228,167 during the three months ended March 31, 2004 as compared to $265,848 for the same period in 2003. This decrease was primarily due to reduced amortization of convertible debt discount.

        Net loss for the three months ended March 31, 2004 decreased by $842 or less than 1% to $698,904 as compared to a net loss of $699,746 for the same period in 2003.

        Comparison of Results of Operations for the Six Months Ended March 31, 2004 and 2003

        We did not generate any revenues for the six months ended March 31, 2004 and March 31, 2003. Cost of sales for the six months ended March 31, 2004 was $22,195 as compared to $35,014 for the six months ended March 31, 2003, a decrease of $12,819 or 36.6%. This decrease in cost of sales primarily was due to a decrease in production of models and prototypes of our H-Net(TM) products that are used for sales and marketing purposes.

        General and administrative expenses decreased by $254,766 or 28.7% to $632,350 for the six months ended March 31, 2004 as compared to $887,116 for the six months ended March 31, 2003. This decrease was primarily due to decreased expenses associated with legal and consulting services.

        Interest expense increased by $510,051 or 96.7% to $1,037,489 for the six months ended March 31, 2004 as compared to $527,438 for the six months ended March 31, 2003. This increase was primarily due to the recognition of a derivative conversion option in October 2003 of $563,258 related to the reduction of the variable conversion price of our outstanding convertible debentures from 50% to 40% of the average of the lowest three intra-day trading prices of a share of our common stock during the twenty trading days immediately preceding the conversion.

        Net loss for the six months ended March 31, 2004 increased by $392,466 or 27.1% to $1,842,034 as compared to a net loss of $1,449,568 for the six months ended March 31, 2003.

Liquidity and Capital Resources

        During the six months ended March 31, 2004 we financed our operations solely through private placements of securities. Because we have only recently completed the development of our H-Net(TM) system for commercial production and are in a cost-reduction phase of development, we have never generated any revenue from operations. Our consolidated financial statements as of and for the years ended September 30, 2003 and 2002 have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

        As of March 31, 2004, we had negative working capital of approximately $5,270,000 and an accumulated deficit of approximately $27,147,000. As of that date, we had approximately $43,000 in cash and cash equivalents. We had accounts payable and accrued compensation expenses of approximately $1,613,000. We had other liabilities, including amounts due to officers, accrued interest, notes payable and current portion of long term debt of approximately $3,910,000, including those issued prior to the beginning of fiscal year 2004. To the extent convertible debentures or promissory notes that we have issued are converted into shares of common stock, we will not be obligated to repay the converted amounts.

        Cash used in our operating activities totaled approximately $450,000 for the six months ended March 31, 2004 as compared to approximately $536,000 for the six months ended March 31, 2003. No cash was provided by our investing activities for the six months ended March 31, 2004 and March 31, 2003.

        Cash provided by our financing activities totaled $491,000 for the six months ended March 31, 2004 as compared to $548,000 for the six months ended March 31, 2003. We raised all of the cash provided by financing activities during the six months ended March 31, 2004 from the issuance of common stock, convertible debentures and/or promissory notes.

        As of March 29, 2003, we were in default in the repayment of principal of approximately $114,000 plus related interest on our secured convertible debentures due March 29, 2003; as of May 10, 2003, we were in default in the repayment of principal of approximately $150,000 plus related interest on our secured convertible debentures due May 10, 2003; as of June 17, 2003, we were in default in the repayment of principal of approximately $300,000 plus related interest on our secured convertible debentures due June 17, 2003; and as of November 27, 2003 we were in default in the repayment of principal of approximately $200,000 plus related interest on our secured convertible debentures due November 27, 2003; as of March 3, 2004, we were in default in the repayment of principal of approximately $123,000 plus related interest on our secured convertible debentures due March 3, 2004; and as of May 12, 2004, we were in default in the repayment of principal of approximately $150,000 plus related interest on our secured convertible debentures due May 12, 2004. As of May 19, 2004, each of these defaults was continuing and we were in payment default under convertible debentures in the aggregate principal amount of approximately $849,590 plus related interest on those debentures. As of May 19, 2004, we also were in default under our obligations to register for resale shares of our common stock underlying certain of our outstanding convertible debentures. In addition, as of May 19, 2004, we also were in default under our obligations to make quarterly interest payments under all of our outstanding convertible debentures issued prior to March 31, 2004. As of May 19, 2004, as a result of the above defaults, the holders of our secured convertible debentures were entitled to pursue their rights to foreclose upon their security interest in all of our assets.

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

        In February 2002, we borrowed $340,000 from the Mercator Momentum Fund in order to make the initial $100,000 payment under our settlement arrangement with one of our lenders, Laurus Master Fund, Ltd., and to fund continuing development of our H-Net(TM) system. This loan from the Mercator Momentum Fund was a short-term loan due May 15, 2002 and accrued interest an annual rate of 18%. The loan was secured by shares of our common stock. As of June 13, 2002, we owed Mercator Momentum Fund approximately $243,000 of principal and accrued and unpaid interest under this loan and were in default in the repayment of this debt.

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

        In April 2001, we issued an 8% Convertible Note to Laurus Master Fund, Ltd., or Laurus, in the principal amount of $300,000. We have been unable to repay the amounts owed under this note and we have failed to satisfy our obligation to register for resale the shares of common stock underlying this note. On February 15, 2002, and as amended on April 2, 2002, we agreed to terms with Laurus regarding our obligations under this note. Under the terms of this agreement, we paid to Laurus $100,000 in cash on February 19, 2002 and $50,000 in cash on April 5, 2002. However, we have not met all the terms of the February 15, 2002 agreement, as well as, the original terms under the April 2001 Convertible Note. We are currently working with Laurus to pay down the remaining balance of the original April 2001 Convertible Note. As of September 30, 2003, approximately $6,850 of principal and accrued and unpaid interest under the original note remained outstanding. As of May 19, 2004, approximately $7,200 of principal and accrued and unpaid interest under this note remained outstanding.

        In March 2002, we issued $300,000 of our secured convertible debentures to four accredited investors in the first stage of a three-stage offering. The secured convertible debentures were due March 29, 2003 and provide for interest at the rate of 12% per annum. The secured convertible debentures were accompanied by warrants to purchase up to an aggregate of 1,500,000 shares of common stock. The net proceeds of that offering, after payment of related expenses, were approximately $225,000. As of May 19, 2004, an aggregate of $99,590 of principal plus related accrued and unpaid interest relating to the debentures issued in March 2002 remained outstanding.

        In May 2002, we issued $150,000 of our secured convertible debentures to four accredited investors in the second stage of a three-stage offering. The secured convertible debentures were due May 10, 2003 and provide for interest at the rate of 12% per annum. The secured convertible debentures were accompanied by warrants to purchase up to an aggregate of 750,000 shares of common stock. The net proceeds of that offering, after payment of related expenses, were approximately $140,000. As of May 19, 2004, an aggregate of $150,000 of principal plus related accrued and unpaid interest relating to the debentures issued in May 2002 remained outstanding.

        In June 2002, we issued $300,000 of our secured convertible debentures to four accredited investors in the third stage of a three-stage offering. The secured convertible debentures were due June 17, 2003 and provide for interest at the rate of 12% per annum. The secured convertible debentures were accompanied by warrants to purchase up to an aggregate of 1,500,000 shares of common stock. The net proceeds of that offering, after payment of related expenses, were approximately $237,500. As of May 19, 2004, an aggregate of $300,000 of principal plus related accrued and unpaid interest relating to the debentures issued in June 2002 remained outstanding.

        In November 2002, we issued $200,000 of our secured convertible debentures to three accredited investors in the first stage of a three- stage offering. The secured convertible debentures were due November 27, 2003 and provide for interest at the rate of 12% per annum. The secured convertible debentures were accompanied by warrants to purchase up to an aggregate of 1,000,000 shares of common stock. The net proceeds of that offering, after payment of related expenses, were approximately $145,000. As of May 19, 2004, an aggregate of $0 of principal plus related accrued and unpaid interest relating to the debentures issued in November 2002 remained outstanding.

        In March 2003, we issued $150,000 of our secured convertible debentures to three accredited investors in the second stage of a three-stage offering. The secured convertible debentures are due March 3, 2004 and provide for interest at the rate of 12% per annum. The secured convertible debentures were accompanied by warrants to purchase up to an aggregate of 750,000 shares of common stock. The net proceeds of that offering, after payment of related expenses, were approximately $100,000. As of May 19, 2004, an aggregate of $123,000 of principal plus related accrued and unpaid interest relating to the debentures issued in March 2003 remained outstanding.

        In May 2003, we issued $150,000 of our secured convertible debentures to three accredited investors in the second stage of a three-stage offering. The secured convertible debentures are due May 12, 2004 and provide for interest at the rate of 12% per annum. The secured convertible debentures were accompanied by warrants to purchase up to an aggregate of 750,000 shares of common stock. The net proceeds of that offering, after payment of related expenses, were approximately $100,000. As of May 19, 2004, an aggregate of $150,000 of principal plus related accrued and unpaid interest relating to the debentures issued in May 2003 remained outstanding.

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

        In November 2003, we issued $100,000 of our secured convertible debentures to three accredited investors in the first stage of a five- stage offering. The secured convertible debentures are due November 25, 2004 and provide for interest at the rate of 12% per annum. The secured convertible debentures were accompanied by warrants to purchase up to an aggregate of 500,000 shares of common stock. The net proceeds of that offering, after payment of related expenses, were approximately $75,000. As of May 19, 2004, an aggregate of approximately $100,000 of principal plus related accrued and unpaid interest relating to the debentures issued in November 2003 remained outstanding.

        On December 3, 2003, we issued $50,000 of our secured convertible debentures to three accredited investors in the second stage of a five- stage offering. The secured convertible debentures are due December 3, 2004 and provide for interest at the rate of 12% per annum. The secured convertible debentures were accompanied by warrants to purchase up to an aggregate of 250,000 shares of common stock. The net proceeds of that offering, after payment of related expenses, were approximately $31,000. As of May 19, 2004, an aggregate of $50,000 of principal plus related accrued and unpaid interest relating to the debentures issued on December 3, 2003 remained outstanding.

        On December 31, 2003, we issued $50,000 of our secured convertible debentures to three accredited investors in the third stage of a five- stage offering. The secured convertible debentures are due December 31, 2004 and provide for interest at the rate of 12% per annum. The secured convertible debentures were accompanied by warrants to purchase up to an aggregate of 250,000 shares of common stock. The net proceeds of that offering, after payment of related expenses, were approximately $39,000. As of May 19, 2004, an aggregate of $50,000 of principal plus related accrued and unpaid interest relating to the debentures issued on December 31, 2003 remained outstanding.

        In February 2004, we issued $50,000 of our secured convertible debentures to three accredited investors in the fourth stage of a five- stage offering. The secured convertible debentures are due February 18, 2005 and provide for interest at the rate of 12% per annum. The secured convertible debentures were accompanied by warrants to purchase up to an aggregate of 250,000 shares of common stock. The net proceeds of that offering, after payment of related expenses, were approximately $35,000. As of May 19, 2004, an aggregate of $50,000 of principal plus related accrued and unpaid interest relating to the debentures issued on February 18, 2004 remained outstanding.

        In March 2004, we issued $250,000 of our secured convertible debentures to three accredited investors in the fourth stage of a five-stage offering. The secured convertible debentures are due March 4, 2005 and provide for interest at the rate of 12% per annum. The secured convertible debentures were accompanied by warrants to purchase up to an aggregate of 1,250,000 shares of common stock. The net proceeds of that offering, after payment of related expenses, were approximately $203,000. As of May 19, 2004, an aggregate of $250,000 of principal plus related accrued and unpaid interest relating to the debentures issued on March 4, 2004 remained outstanding.

        In April 2004, we issued $250,000 of our secured convertible debentures to four accredited investors in the first stage of a three-stage offering. The secured convertible debentures are due April 19, 2004 and provide for interest at the rate of 12% per annum. The secured convertible debentures were accompanied by warrants to purchase up to an aggregate of 750,000 shares of common stock. The net proceeds of that offering, after payment of related expenses, including prepayment of interest, were approximately $165,000. As of

May 19, 2004 an aggregate of $250,000 of principal plus related accrued and unpaid interest relating to the debentures issued in April 2004 remained outstanding.

        As of May 19, 2004, we had a loan outstanding and due on demand in an amount equal to approximately $34,500. This loan accrues interest at an annual rate of 18% and was made by Robert Spigno, our President and Chief Executive Officer and a member of our board of directors. As of that date we also had a loan outstanding and due on demand in an amount equal to approximately $40,500. This loan accrues interest at an annual rate of 18% and was made by Patricia Spigno, our Chief Financial Officer and Secretary.

        As of May 19, 2004, we had a promissory note outstanding and due September 1, 2004, payable in the approximate amount of $281,100. This note bears interest at an annual rate of 18%.

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

        We have not yet sold any H-Net(TM) systems and we do not expect any significant sales of our H-Net(TM) systems in the near future. We believe that if we are successful in deploying our H-Net(TM) system, we will begin to generate revenues from our business activities.

Effect of Inflation

        Inflation did not have any significant effect on the operations of the Company during the quarter ended March 31, 2004. Further, inflation is not expected to have any significant effect on future operations of the Company.

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

        Since the fair value is estimated at March 31, 2004, the amounts that will actually be realized or paid at settlement of the instruments could be significantly different. The carrying amount of cash and cash equivalents is assumed to be the fair value because of the liquidity of these instruments. Accounts payable, accrued compensation, due to officer, other current liabilities, and notes payable approximate fair value because of the short maturity of these instruments. Long-term debt is recorded at face value because the principal amount is convertible into common stock.

ITEM 3.  CONTROLS AND PROCEDURES.

        Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have concluded, based on their evaluations as of March 31, 2004 and May 14, 2004 ("Evaluation Dates"), that the design and operation of our "disclosure controls and procedures" (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended ("Exchange Act")) are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated, recorded, processed, summarized and reported to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding whether or not disclosure is required.

        There were no significant changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to the Evaluation Date, nor were there any significant deficiencies or material weaknesses in our internal controls. As a result, no corrective actions were required or undertaken.

                         PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

        In February 2002, we borrowed $340,000 from the Mercator Momentum Fund in order to make the initial $100,000 payment under our settlement arrangement with one of our lenders, Laurus Master Fund, Ltd., and to fund continuing development of our H-Net(TM) system. This loan from the Mercator Momentum Fund was a short-term loan due May 15, 2002 and accrued interest an annual rate of 18%. The loan was secured by shares of our common stock. As of June 13, 2002, we owed Mercator Momentum Fund approximately $243,000 of principal and accrued and unpaid interest under this loan and were in default in the repayment of this debt.

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

ITEM 2. CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

        In January 2004, the we issued an aggregate of 18,891,327 shares of common stock to three accredited investors upon conversion of an aggregate of $15,000 in principal and related interest on our convertible debentures.

        On February 18, 2004, we issued $50,000 of 12% convertible debentures in a private offering to three accredited investors. The investors, if certain conversion limitations are disregarded, are beneficial owners of 5% or more of our outstanding shares of common stock. The debentures initially were convertible into shares of common stock at the lesser of $.005 per share and 40% of the average of the lowest three intraday trading prices of a share of common stock during the 20 trading days immediately preceding conversion. The debentures were accompanied by warrants to purchase up to an aggregate of 250,000 shares of common stock at a per share exercise price equal to $.005.

        In February 2004, we issued an aggregate 24,670,000 shares of restricted common stock to six accredited investors for cash in the aggregate amount of $25,000.

        On March 4, 2004, we issued $250,000 of 12% convertible debentures in a private offering to three accredited investors. The investors, if certain conversion limitations are disregarded, are beneficial owners of 5% or more of our outstanding shares of common stock. The debentures initially were convertible into shares of common stock at the lesser of $.005 per share and 40% of the average of the lowest three intraday trading prices of a share of common stock during the 20 trading days immediately preceding conversion. The debentures were accompanied by warrants to purchase up to an aggregate of 1,250,000 shares of common stock at a per share exercise price equal to $.005.

        In March 2004, we issued an aggregate of 9,465,852 shares of common stock to three accredited investors upon conversion of an aggregate of $7,500 in principal and related interest on our convertible debentures.

        In March 2004, the Company issued 14,000,000 shares of common stock valued at $25,000 to a consultant for services rendered.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

        As of March 29, 2003, we were in default in the repayment of principal of approximately $114,000 plus related interest on our secured convertible debentures due March 29, 2003; as of May 10, 2003, we were in default in the repayment of principal of approximately $150,000 plus related interest on our secured convertible debentures due May 10, 2003; as of June 17, 2003, we were in default in the repayment of principal of approximately $300,000 plus related interest on our secured convertible debentures due June 17, 2003; as of November 27, 2003 we were in default in the repayment of principal of approximately $200,000 plus related interest on our secured convertible debentures due November 27, 2003; as of March 3, 2004, we were in default in the repayment of principal of approximately $123,000 plus related interest on our secured convertible debentures due March 3, 2004; and as of May 12, 2004, we were in default in the repayment of principal of approximately $150,000 plus related interest on our secured convertible debentures due May 12, 2004. As of May 19, 2004, each of these defaults was continuing and we were in payment default under convertible debentures in the aggregate principal amount of approximately $849,590 plus related interest on those debentures. As of May 19, 2004, we also were in default under our obligations to register for resale shares of our common stock underlying certain of our outstanding convertible debentures. In addition, as of May 19, 2004, we also were in default under our obligations to make quarterly interest payments under all of our outstanding convertible debentures issued prior to March 31, 2004. As of May 19, 2004, as a result of the above defaults, the holders of our secured convertible debentures were entitled to pursue their rights to foreclose upon their security interest in all of our assets.

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

        In February 2002, we borrowed $340,000 from the Mercator Momentum Fund in order to make the initial $100,000 payment under our settlement arrangement with one of our lenders, Laurus Master Fund, Ltd., and to fund continuing development of our H-Net(TM) system. This loan from the Mercator Momentum Fund was a short-term loan due May 15, 2002 and accrued interest an annual rate of 18%. The loan was secured by shares of our common stock. As of June 13, 2002, we owed Mercator Momentum Fund approximately $243,000 of principal and accrued and unpaid interest under this loan and were in default in the repayment of this debt.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        During the quarter ended March 31, 2004, no matters were submitted to a vote of the holders of our securities.

ITEM 5.  OTHER INFORMATION.

        None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

        (a)     Exhibits
                --------

                Exhibit No.     Description
                -----------     -----------
                10.1            Form of Secured Convertible Debenture due
                                February 18, 2005 (1)

                10.2 Form of Common Stock Purchase Warrant dated as of February 18, 2004 (1)

                10.3            Form of Secured Convertible Debenture due March
                                4, 2005 (1)

                10.4 Form of Common Stock Purchase Warrant dated as of March 4, 2004 (1)

                31 Certifications Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

                32 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C.
                                Section 1350, as Adopted Pursuant to Section
                                906 of the Sarbanes-Oxley Act of 2002
        _______________

        (1) Filed as an exhibit to the Registrant's Form 10-QSB for the quarterly period ended December 31, 1003 (File No. 33-3560D)

        (b)     Reports on Form 8-K
                --------------------

                None.

                                    SIGNATURES

        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           CONECTISYS CORPORATION



        Date:  May 21, 2004                By:  /s/ ROBERT A. SPIGNO
                                               ----------------------
                                                Robert A. Spigno,
                                                Chairman of the Board,
                                                President and Chief
                                                Executive Officer
                                                (principal executive officer)





       Date:  May 21, 2004                By:  /s/ PATRICIA A. SPIGNO
                                               ------------------------
                                               Patricia A. Spigno,
                                               Chief Financial Officer and
                                               Secretary (principal financial
                                               and accounting officer)

                        EXHIBITS FILED WITH THIS REPORT ON FORM 10-QSB

        Exhibit No.     Description
        -----------     -----------
             31         Certifications Required by Rule 13a-14(a) of the
                        Securities Exchange Act of 1934, as amended, as Adopted
                        Pursuant to Section 302 of the Sarbanes-Oxley Act of
                        2002

             32 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002