Form 10QSB/A
period 2003-12-31
CONECTISYS CORP
filed 2004-05-27
CIK 790273

<pre>

================================================================================

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 Amendment No. 1
                                       to
                                   FORM 10-QSB

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

                                 EXPLANATORY NOTE

        This Amendment No. 1 to Form 10-QSB is filed to reflect the restatement of the Company's financial statements for the quarterly period ended December 31, 2003.

        The Company filed its Form 10-QSB for the quarterly period ended December 31, 2003 on March 12, 2004, prior to its auditors having completed their review of that period's financial information. This Amendment No. 1 to Form 10-QSB reports a net loss for the three months ended December 31, 2003 in the amount of $1,143,130, an increase of $694,192 from the net loss of $448,938, as originally reported on the Company's initial Form 10-QSB for the quarterly period ended December 31, 2003 filed on March 12, 2004.

        The increase in net loss reflected in this Amendment No. 1 to Form 10-QSB results from increased interest expense related to the recognition of a derivative conversion option in the amount of $563,258, a litigation settlement charge in the amount of $150,000, which was previously disclosed as a subsequent event in the Company's initial Form 10-QSB for the quarterly period ended December 31, 2003 filed on March 12, 2004, and certain other expense adjustments and reclassifications in the aggregate amount of $(19,066).

        The financial statements accompanying this Amendment No. 1 to Form 10-QSB have been restated to reflect the additional expenses incurred, and the expense adjustments and reclassifications, as described above.

-------------------------------------------------------------------------------

                        PART I - FINANCIAL INFORMATION
                                                                            Page
Item 1.  Financial Statements

     Condensed Consolidated Balance Sheets as of December 31, 2003
        (unaudited)and September 30, 2003 (audited)..........................F-1

     Condensed Consolidated Statement of Operations for the Three Months
        Ended December 31, 2003 and 2002 and the Cumulative Period From
        December 31, 1990 (Inception) Through December 31, 2003 (unaudited)..F-3

     Condensed Consolidated Statements of Changes in Shareholders' Equity
        (Deficit) for the Cumulative Period From December 31, 1990
        (Inception)Through December 31, 2003.................................F-4

     Condensed Consolidated Statement of Cash Flows for the Three Months
        Ended December 31, 2003 and 2002 and the Cumulative Period From
        December 31, 1990 (Inception) Through
        December 31, 2003 (unaudited).......................................F-12

Notes to Condensed Consolidated Financial Statements (unaudited)............F-15

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations.................................................2

Item 3.  Controls and Procedures...............................................9

                         PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.....................................................9

Item 2.  Changes in Securities and Small Business Issuer
         Purchases of Equity Securities.......................................10

Item 3.  Defaults Upon Senior Securities......................................11

Item 4.  Submission of Matters to a Vote of Security Holders..................12

Item 5.  Other Information....................................................12

Item 6.  Exhibits and Reports on Form 8-K.....................................13

Signatures....................................................................14

Exhibits Filed with this Report on Form 10-QSB................................15

ITEM 1. FINANCIAL STATEMENTS.

         CONECTISYS CORPORATION AND SUBSUDIARIES ( A Development Stage Company)
                         CONDENSED CONSOLIDATED BALANCE SHEETS
                        December 31, 2003 and September 30, 2003

                                                              Dec. 31          Sep. 30
                                                                 2003             2003
                                                            Unaudited          Audited
Assets
Current assets
  Cash and cash equivalents                                      87,349            2,282
  Prepaid staying bonus                                         120,000                0
  Debt issuance cost - current, net of accumulated
    amortization of $288,186, and $275,448                       57,579           27,896
Total current assets                                            264,928           30,178

Property and equipment, net of accumulated
  depreciation of $308,119, and $304,553                         28,910           32,476

License and technology, net of accumulated
  amortization of $421,478, and $421,478                              0                0



Total assets                                                    293,838           62,654

The accompanying notes are an integral part of these financial statements.


CONECTISYS CORPORATION AND SUBSUDIARIES ( A Development Stage Company)
              CONDENSED CONSOLIDATED BALANCE SHEETS
            December 31, 2003 and September 30, 2003
                                                               Dec. 31          Sep. 30
                                                                  2003             2003
                                                             Unaudited          Audited

Liabilities and shareholders' equity
Current liabilities
  Accounts payable                                              246,339          274,746
  Accrued compensation                                        1,283,792        1,113,620
  Due to officers                                                59,372           92,121
  Accrued interest payable                                      366,752          339,965
  Accrued settlement                                            150,000                0
  Other current liabilities                                      18,113           14,410
  Notes payable and current potion of
    long-term debt                                            2,766,464        1,090,597

Total current liabilities                                     4,890,832        2,925,459

Long-term debt, net of current                                   44,854           99,615

Total liabilities                                             4,935,686        3,025,074

Shareholders' equity
Preferred stock - Class A 1,000,000 shares authorized
    $1.00 par value, 215,865, and 200,020 issued
    and outstanding                                             215,865          200,020
Convertible preferred stock - Class B,
  $1.00 par value; 1,000,000 shares
  authorized, -0- shares issued and outstanding                       0                0
Common stock - 1,000,000,000 shares authorized,
  no par value, 680,013,310, and 490,224,872
  issued and outstanding                                     20,135,999       19,807,537
Additional paid in capital:
  Common stock exercisable options and warrants
   12,307,154 and 11,307,154                                  1,354,456        1,353,511
  Convertible preferred stock - Class B
    $1.00 par value, 1,000,000 options exercisable              100,000          100,000
  Beneficial conversion option                                        0          881,550

Accumulated gain (deficit) during development stage         (26,448,168)     (25,305,038)

Total shareholders' equity                                   (4,641,848)      (2,962,420)

Total liabilities and shareholders' equity                      293,838           62,654

The accompanying notes are an integral part of these financial statements.

CONECTISYS CORPORATION AND SUBSUDIARIES ( A Development Stage Company)
         CONSOLIDATED STATEMENT OF OPERATIONS
 For the Three Months Ended December 31, 2003 and 2002
               And the Cumulative Period
From December 31, 1990 (Inception) Through December 31, 2003

                                                                                            Dec. 1, 1990
                                                                                             (Inception)
                                                                                                 Through
                                                               Dec. 31          Dec. 31          Dec. 31
                                                                  2003             2002             2003
                                                             Unaudited        Unaudited        Unaudited
Revenues                                                              0                0          517,460

Cost of goods sold                                                    0                0          790,063

Gross profit                                                          0                0         (272,603)

General and administrative                                      183,808          488,232       18,725,593
Bad debt expense                                                                                1,680,522
Loss from operations                                           (183,808)        (488,232)     (20,678,718)

Non-operating income (expense)

Settled damages                                                                                    25,000
Settlement charges                                             (150,000)                         (150,000)
Other income                                                                                       12,072
Interest income                                                                                   102,924
Interest expense                                               (809,322)        (261,590)      (3,444,343)
Write-off of intangible assets                                                                 (1,299,861)
Minority interest                                                                                  62,500

Net loss                                                     (1,143,130)        (749,822)     (25,370,426)

Weighted average shares outstanding                          631,421,923       34,983,564

Net loss per share                                                (0.00)           (0.02)

The accompanying notes are an integral part of these financial statements.

F-3


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
  value of 12% convertible debt
  along with $34,355 accrued
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

                         Preferred Stock             Common Stock               Additional     Stock                      Total
                         Class A and B               No Par Value                 Paid in   Subscription  Accumulated Shareholders'
                            Shares          Value       Shares        Value       Capital    Receivable     Deficit      Equity
                                                                                                                        (Deficit)
Shares issued in exchange for:
Services, October 2003 through
  December 2003
  Common stock valued from
  $0.002 to $0.003 per share         0              0   13,300,000       28,400            0            0            0       28,400
  Class A Preferred Stock valued
  at $1.00 per share            15,845         15,845            0            0            0            0            0       15,845
Issuance of 1,000,000 warrants
 November 2003 through
 December 2003 at an exercise
 price of $0.005 per share, in
 conjunction with $200,000
 principal value of 12%
 Convertible debt                   0              0            0            0          945            0            0          945
 Debt reduction, October 2003 through
  December 2003 with common shares
  valued at $0.001 per share        0              0   65,100,000       65,100            0            0            0       65,100
 Cash, October 2003 through
  December 2003 with a price
  of $0.001 per share               0              0   55,000,000       55,000            0            0            0       55,000
Re-characterization of beneficial
  conversion option as derivative
  conversion option, October 2003
  pertaining to $881,550 of
  convertible debt at
  September 30, 2003               0              0            0            0      (881,550)           0            0     (881,550)
Conversion of $77,262 principal
  value of 12% convertible debt
  along with $8,967 accrued
  interest and $115,892 of
  derivative conversion option
  net of $22,159 convertible
  debt discount                     0              0   56,388,438      179,962            0            0            0      179,962
Net loss for the period             0              0            0            0            0            0   (1,143,130)  (1,143,130)

Balance, December 31, 2003    215,865        215,865  680,013,310   20,135,999    1,454,456            0  (26,448,168)  (4,641,848)

The accompanying notes are an integral part of these financial statements.

CONECTISYS CORPORATION AND SUBSUDIARIES ( A Development Stage Company)
          CONSOLIDATED STATEMENT OF CASHFLOW
 For the Three Months Ended December 31, 2003 and 2002
               And the Cumulative Period
From December 31, 1990 (Inception) Through December 31, 2003

                                                                                           Dec. 1, 1990
                                                                                            (Inception)
                                                                                                Through
                                                              Dec. 31          Dec. 31          Dec. 31
                                                                 2003             2002             2003
                                                            Unaudited        Unaudited        Unaudited
Operating activities
  Net income (loss)                                          (1,143,130)        (749,822)     (25,370,426)
    Adjustments to reconcile net income (loss)
      to net cash provided by (used by)
      operating activities:
        Provision for bad debt                                                                  1,422,401
        Depreciation and amortization                             3,566            3,566        1,697,720
        Derivative conversion option                            664,203                0          664,203
        Stock issued for services                                44,245           85,750        7,565,018
        Stock issued for interest                                     0           19,126          535,591
        Settlements                                                   0                0          (25,000)
        Minority interest                                             0                0          (62,500)
        Intangibles                                                                             1,299,861
        Amortization of debt issuance cost
          and note discounts                                    100,405          237,154        1,540,943
Changes in operating assets and liabilities
  (Increase) decrease in assets
    Accounts receivable                                               0                0           (4,201)
    Prepaid expenses                                           (120,000)               0        (120,000)
    Interest receivable                                               0                0          (95,700)
    Deposits and prepaids                                             0                0          182,346
  Increase (decrease) in liabilities
    Accounts payable                                            (28,407)         143,491          888,994
    Accrued compensation                                        170,172           68,325        2,389,964
    Due to officers                                             (32,749)          (6,578)         711,222
    Other current liabilities                                   189,457          (15,552)         738,614

Net cash (used by) operating activities                        (152,238)        (214,540)      (6,040,950)

The accompanying notes are an integral part of these financial statements.


CONECTISYS CORPORATION AND SUBSUDIARIES ( A Development Stage Company)
          CONSOLIDATED STATEMENT OF CASHFLOW
   For the Three Months Ended December 31, 2003 and 2002
               And the Cumulative Period
From December 31, 1990 (Inception) Through December 31, 2003

                                                                                           Dec. 1, 1990
                                                                                            (Inception)
                                                                                              Through
                                                            Dec. 31          Dec. 31          Dec. 31
                                                             2003             2002             2003
                                                           Unaudited        Unaudited        Unaudited
Investing activities
  Increase in notes receivable                                        0                0       (1,322,500)
  Cost of license & technology                                        0                0          (94,057)
  Purchase of equipment                                               0                0         (203,847)

Net cash provided by (used by) investing activities                                    0       (1,620,404)

Financing activities
  Common stock issued for cash                                   55,000           30,000        3,467,172
  Stock warrants                                                    945                0          188,076
  Preferred stock issued for cash                                     0                0           16,345
  Proceeds from stock purchase                                        0                0          281,250
  Debt issuance cost                                            (42,421)               0         (345,765)
  Proceeds from debts
    Related party                                                     0                0          206,544
    Other                                                       241,633          200,000        4,404,676
  Payments on debt
    Related party                                                     0                0          (53,172)
    Other                                                       (17,852)         (12,500)        (452,388)
  Decrease in subscription receivable                                 0                0           35,450
  Contributed capital                                                                                 515

Net cash from (used by) financing activities                    237,305          217,500        7,748,703

Net increase in cash and cash equivalents                        85,067            2,960           87,349

Cash and cash equivalents at beginning of period                  2,282           55,101                0

Cash and cash equivalents at end of period                       87,349           58,061           87,349

The accompanying notes are an integral part of these financial statements.


CONECTISYS CORPORATION AND SUBSUDIARIES ( A Development Stage Company)
          CONSOLIDATED STATEMENT OF CASHFLOW
   For the Three Months Ended December 31, 2003 and 2002
               And the Cumulative Period
From December 31, 1990 (Inception) Through December 31, 2003


                                                                                           Dec. 1, 1990
                                                                                            (Inception)
                                                                                              Through
                                                            Dec. 31          Dec. 31          Dec. 31
                                                             2003             2002             2003
                                                           Unaudited        Unaudited        Unaudited


Cash paid during the period for
  Interest                                                            0                0          388,648
  Taxes                                                               0                0            8,050

Non-cash activities
  Common stock issued for
    Prepaids                                                          0                0          182,346
    PP&E                                                              0                0          130,931
    License & technology                                              0                0        2,191,478
    Minority interest                                                 0                0           59,247
    Repayment of debt                                           236,095          106,638        5,807,762
    Service & interest                                            8,967          214,700        4,958,159
  Preferred stock options issued for
    Services                                                                                       60,000
    Repayment of debt                                                                             119,520

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

Basis of presentation

The accompanying financial statements have been prepared by the Company without audit, and reflect all adjustments that are, in the opinion of management, necessary for the fair statement of the results for the interim periods. The statements have been prepared in accordance with generally accepted accounting principles for the interim financial reporting and Securities and Exchange Commission regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments (of a normal and recurring nature) that are necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods. The results of operations for the three months ended December 31, 2003 are not necessarily indicative of the results to be expected for the entire year.

These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the fiscal year ended September 30, 2003.

The accompanying consolidated financial statements include the accounts and transactions of Conectisys Corporation, and its wholly-owned subsidiaries, eEnergyServices.com, Inc., and United Telemetry Company, Inc. All material intercompany transactions and balances have been eliminated in the accompanying consolidated financial statements. Certain prior period balances have been reclassified to conform to the current year's presentation.

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

Fiscal year

Effective December 1, 1998, the Company changed its fiscal year-end from November 30 to September 30.

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003

Research and development costs

The Company has been engaged in researching, engineering, and developing its H-Net(TM) system technologies since August 1995, and did not generate any revenue during the past fiscal year. The Company hopes to complete additional large-scale cost reduction runs for the production and subsequent sale of the H-Net(TM) system in 2004.

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

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003

Net loss per common share - basic and diluted (continued)

Class B preferred stock options                   10,000,000
Convertible note holder common stock warrants      7,250,000
Common stock warrants - other                      3,215,705
Common stock options - officers                    4,043,654
Common stock options - other                       4,650,000
                                                 -----------
Subtotal                                          29,159,359

Accrued officer compensation ($480,000),
assumed converted into common stock at
prices ranging from $0.0215 to $0.2250
per share                                         36,419,353

Convertible note holder principal value
($1,085,943) and accrued interest ($140,387),
assumed converted into common stock at
$0.002 per share                                 613,165,000
                                                    -----------
Total potential common stock equivalents         678,743,712

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


NOTE 2. GOING CONCERN UNCERTAINTY

As of December 31, 2003, the Company had a deficiency in working capital of approximately $4,600,000, and had incurred continual net losses since its return to the development stage in fiscal 1996 of approximately $23,500,000, which raise substantial doubt about the Company's ability to continue as a going concern.

Management's plans for correcting these deficiencies include the future sales and licensing of the Company's products and technologies, the raising of capital through the issuance of common stock and from continued officer advances, which will help provide the Company with the liquidity necessary to meet operating expenses. An investor group has previously advanced the Company an aggregate amount of $1,450,000 through December 2003. Over the longer term, the Company plans to achieve profitability through its operations from the sale and licensing of its H-Net(TM) automatic meter-reading system. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of the recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

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

In November 2003 through December 2003, the Company received another $200,000 from the above accredited investor group in exchange for 12% convertible debentures, convertible at the lesser of $0.005 per share and 40% of the average of the lowest three intra-day trading prices of a share of common stock during the 20 trading days immediately preceding conversion. The convertible debentures were accompanied by 1,000,000 common stock warrants, exercisable over a seven-year period at $0.005 per share. Debt issuance costs associated with these loans amounted to $42,421, consisting of $12,421 in finder's fees and $30,000 in legal costs.

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003

NOTE 7.   DEBT ISSUANCE COSTS (continued)

Amortization of the costs associated with these loans over the pro-rata portion of the one-year term of the loans amounted to $55,173 through September 30, 2003. Total amortization of all debt issuance costs during the year ended September 30, 2003 amounted to $144,276, including $89,103 attributable to the unamortized balance at September 30, 2002. The unamortized balance of the debt issuance costs at September 30, 2003 was $27,896. Total amortization of all debt issuance cost during the three months ended December 31, 2003 was $12,738, leaving an unamortized balance of $57,579.


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

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003

NOTE 8.    DUE TO OFFICERS (continued)

At September 30, 2001, a promissory note agreement for $25,874 was drawn up, due on demand, at an annual interest rate of 18 percent, for cumulative advances (plus interest) made by the Company's Secretary/Treasurer. The Secretary/Treasurer had also borrowed on a personal credit card for the Company's behalf in the amount of $18,455, bringing the total obligation due the Secretary/Treasurer at September 30, 2001 to $44,329. During the year ended September 30, 2002, the personal credit card balance was virtually paid-off. Additional loan advances were $19,500, loan repayments were $39,500, and accrued interest was $2,269 during the year ended September 30, 2002, bringing the aggregate loan balance due the Secretary/Treasurer at September 30, 2002 to $8,143. During the year ended September 30, 2003, additional cash advances of $37,500 were made, and accrued interest was $6,522, resulting in a loan balance due the secretary Treasurer at September 30, 2003 of $52,165. During the three months ended December 31, 2003, accrued interest amounted to $2,383 bringing the loan balance due the Secretary at December 31, 2003 to $54,548. The loan balance at December 31, 2003 is currently due on demand and continues to accrue interest at the rate of 18% per year.

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

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003

NOTE 8.    DUE TO OFFICERS (continued)

As of December 31, 2003, the Company owed its officers $1,283,792 in accrued compensation. Of this amount, $360,000 was attributable to aggregate staying bonuses payable to the President and Secretary/Treasurer of the Company as of September 30, 2003. An additional $120,000 was accrued on December 31, 2003
which will be amortized over the 2004 calendar year.   The staying bonuses are
to be compensated for with the Company's restricted stock, valued at the average bid and ask price for the stock for the 30 days prior to each respective year-end issuance date. The total common stock to be issued as staying bonuses amounted to 6,888,922 as of September 30, 2003 and 29,530,431 for the December 31, 2003 accrual bringing the total to be issued to 36,419,353 shares at December 31, 2003.

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

     Accrued interest of $6 and principal
      on Convertible Debenture convertible
      into approximately 8,336,500
      shares of common stock at the price
      of $0.002 at December 31, 2003                     6$    16,673
                                                    -------

     Note payable to AJW Qualified Partners,
      LLC (Convertible Debenture) due on
            December 31, 2004 at an annual interest
      rate of 12%                                   $16,666

     Accrued interest of $6 and principal
      on Convertible Debenture convertible
      into approximately 8,336,000
      shares of common stock at the price
      of $0.002 at December 31, 2003                     6 $    16,672
                                                    ------- ----------
Subtotal of all Registered Convertible Debentures            1,226,330

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003


NOTE 9.    NOTES PAYABLE (continued)

    Less reclassified accrued interest                   $   (140,387)
                                                          ------------
    Subtotal principal value                                 1,085,943
    Derivative conversion option  150 percent of principal   1,628,916
    Less unamortized note discount                            (285,765)
                                                           -----------
Net carrying value of
  Registered Convertible Debentures                       $  2,429,094

      Note payable to Devon Investment Advisors,
      unsecured, due on demand, interest payable
      at an annual rate of 10%.                                241,824

     Note payable to Black Dog Ranch LLC,
      unsecured, due on demand, including interest
      at an annual rate of 18%.                                133,400

        Convertible note payable to Laurus Master Fund, Ltd., unsecured, with interest payable at an annual rate of 8%, conversion premium of 25% based on current
      market price of the Company's common stock (as defined), initially due October 12, 2001 and extended to
      December 1, 2001.  Currently in default.                   7,000
                                                           -----------
     Total notes payable                                   $ 2,811,318
        Current portion                                     (2,766,464)
                                                           -----------
        Long-term portion                                  $    44,854
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

Mercator seeks damages of approximately $243,000 plus approximately $66 in interest per day commencing June 21, 2002 and other compensatory and punitive damages of unspecified amount. The Company settled its suit with Mercator in March 2004 for $150,000. This amount has been accrued in these financial statements.

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

As part of the recording of the convertible debt transactions, a beneficial conversion option was recognized, along with a corresponding convertible debt discount. The fair value of the twenty-seven debt instruments issued totaling $1,450,000 in principal value was $2,900,000 in aggregate, representing a 100% premium on the principal value (due to the 100% pricing advantage) and making the beneficial conversion option $1,339,152 at the inception of the loans ($1,450,000 proceeds less $110,848 allocated to the issuance of the 7,250,000 related warrants). In October 2003, the variable conversion price was reduced from 50% to 40% of the average of the lowest three intra-day trading prices of a share of common stock during the 20 trading days immediately preceding conversion. Accordingly, in October 2003, the beneficial conversion option was increased from 100% to 150% which resulted in an increase of $563,258 in the conversion interest and a corresponding expense in the current period. Due to the nature of the debt instrument and its repayment terms, the beneficial conversion option has been re-characterized as derivative conversion option and reclassified as additional debt. In connection with the issuance of an additional $200,000 of convertible debt during the three months ended December 31, 2003, the derivative conversion option was increased by $300,945.

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

NOTE 10. SECURED CONVERTIBLE DEBENTURES (continued)

resulting in a convertible debt principal balance at September 30, 2003 of $963,205 (net of an aggregate of $286,795 in debt conversions through that date). A corresponding pro-rata reduction of $177,845 was made to the beneficial conversion option during the fiscal year ended September 30, 2003 (an aggregate of $258,547 since the inception of the loans), bringing the beneficial conversion option balance at September 30, 2003 to $881,550. In October 2003, the variable conversion price was reduced from 50% to 40% of the average of the lowest three intra-day trading prices of a share of common stock during the 20 trading days immediately preceding conversion. Accordingly, in October 2003, the beneficial conversion option was increase from 100% to 150% resulting in an increase of $563,258 and a re-characterization of the conversion option as additional debt.

During the three months ended December 31, 2003, the Company issued an additional $200,000 of 12% convertible debentures. Also, the Company issued 56,388,438 shares of common stock in connection with the conversion of another $77,262 of principal and $8,967 of accrued interest on the Company's convertible debentures, resulting in a convertible debt principal balance at December 31, 2003 of $1,085,943 (net of an aggregate of $364,057 in debt conversions through that date). In connection with the issuance of the additional $200,000 convertible debt, the Company recorded a corresponding derivative conversion option of $300,000. A corresponding pro-rata reduction of $115,892 was made to the derivative conversion option during the three months ended December 31, 2003 (an aggregate of $374,439 since the inception of the loans), bringing the derivative conversion option balance at December 31, 2003 to $1,628,916.

The aggregate note discount of $1,450,000 is being amortized over the one-year lives of the respective debt instruments. Of this amount, $279,115 was amortized during the fiscal year ended September 30, 2002, another $653,720 during the year ended September 30, 2003 and $87,667 during the three months ended December 31, 2003, while $69,233 in convertible bond discount was transferred to equity upon conversion of $93,130 in debt principal during the fiscal year ended September 30, 2002, $52,340 upon conversion of $193,665 of debt principal during the fiscal year ended September 30, 2003 and $22,159 upon conversion of $77,262 of debt principal during the three months ended December 31, 2003, resulting in an unamortized convertible debt discount balance of $285,766 at December 31, 2003.

As of December 31, 2003, the Company was indebted for an aggregate of $1,226,330, including $1,085,943 of principal and $140,387 of accrued interest on these convertible debentures. To the extent debentures issued by the Company are converted into shares of common stock, the Company will not be obligated to repay the converted amounts.

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

During the months November 2002 through May 2003, the Company issued 14,500,000 shares of its restricted common stock to consultants in exchange for media services rendered valued at $49,000.

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

During the months October 2003 through December 31, 2003, the Company issued 56,388,438 shares of common stock to a convertible note holder in exchange for $77,262 in debt reduction and $8,967 in accrued interest. In conjunction with these transactions, the Company transferred a derivative conversion option valued at $115,892 to common stock, and $22,159 in convertible note discounts was applied against common stock as a result of debt conversion.

During the months November 2003 through December 2003, the Company issued 1,000,000 in seven-year common stock warrants as part of a %200,000 12% convertible debt issuance, exercisable at the lower of $0.01 and 40% of the market price of the common stock (as defined) through the date of exercise. The warrants were recorded at $945 and the debt at $199,055, based upon the relative fair values of each, and a derivative conversion option for an additional $300,000 was also recognized.

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

In December 2003, the Company issued 15,845 convertible preferred A shares to its President for a reduction of $15,845 in accrued compensation.

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

In November 2002 through May 2003, 2,500,000 seven-year common stock warrants were issued to an accredited investor group in connection with a $500,000 12% convertible debenture financing arrangement (see Note 10 above). The allocated cost of these warrants amounted to $9,816, resulting in a recorded balance of stock options and warrants exercisable at September 30, 2003 of $1,453,511 (including $100,000 attributable to 1,000,000 Class B preferred stock options noted above).

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

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003

NOTE 15.        STOCK OPTIONS AND WARRANTS (continued)

The common stock option activity during the three months ended December 31, 2003 and the fiscal year ended September 30, 2003 is summarized as follows:

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
                                          ==========       =====

The following table summarizes information about common stock options at December 31, 2003:

                                 Outstanding             Exercisable
                            Weighted    Weighted               Weighted
   Range of       Common    Average      Average      Common    Average
   Exercise        Stock      Life      Exercise       Stock   Exercise
    Prices       Options    (Months)      Price       Options    Price
---------------  ---------  -------     --------    ----------  -------
$2.000 - $2.000    563,500        8     $  2.000       563,500  $ 2.000
$ .380 - $ .380    100,000       12     $   .380       100,000  $  .380
$ .192 - $ .192  1,000,000       15     $   .192     1,000,000  $  .192
$ .050 - $ .050  3,750,000       16     $   .002     3,750,000  $  .050
$ .130 - $ .130  1,450,000       20     $   .130     1,450,000  $  .130
$ .386 - $ .386  1,443,654       23     $   .386     1,443,654  $  .386
$ .380 - $ .380    500,000       23     $   .380       500,000  $  .380
& .002 - $ .002  2,500,000       73     $   .002     2,500,000  $  .002
& .002 - $ .002  1,000,000       83     $   .002     1,000,000  $  .002

$ .002 - $2.000 12,307,154       34     $   .187    12,307,154  $  .187
=============== ==========       ==     ========    ==========  =======

NOTE 16.       SUBSEQUENT EVENTS

(a) During the months of January 2004 through March 2004, the Company received funding of another $300,000 (net proceeds of $281,296) from an investor group in exchange for one-year 12% convertible debt.

(b) Through March 8, 2004, in addition to the common share issuances described in the Notes above, the Company has issued restricted common stock in the aggregate of 24,760,000 shares, issued in a private placement in exchange for $25,000 in cash.

(c) On January 6, 2004 the Company re-priced the exercise price of options to purchase 1,000,000 Class B Preferred Stock to $.05 per share to reflect the current market price of the stock. Such options are exercisable until November 1, 2005. The Company further granted the following extensions of options:(1) an extension to December 31, 2004 of the expiration date of an option granted to Mr. Muirhead on November 22, 1999 that initially expired December 31, 2002, to purchase up to 2,000,000 shares of common stock at an exercise price of $.50 per share. This option vests upon the achievement of certain specified performance criteria; (2) an extension to December 31, 2004 of the expiration date of an option granted to Mr. Spigno on November 22, 1999 that initially expired December 31, 2002, to purchase up to 500,000 shares of common stock at an exercise price of $.15 per share; and (3) an extension to December 31, 2004 of the expiration date of an option granted to Ms. McGough on September 1, 1999 that initially expired December 31, 2002, to purchase up to 100,000 shares of common stock at an exercise price of $.38 per share.

(d) On March 9, 2004, the Company entered into a settlement agreement settling all claims with Mercator Momentum Fund. Under its settlement agreement, the Company paid $150,000 to Mercator Momentum Fund and all parties to the litigation were released from any and all claims arising out of the transactions involving Mercator Momentum Fund.

(e) Subsequent to December 31, 2003, the Company issued 42,555,813 shares of common stock in exchange for reduction of $44,854 in convertible debt and related accrued interest.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        This report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. We intend that those forward-looking statements be subject to the safe harbors created by those sections. These forward-looking statements generally include the plans and objectives of management for future operations, including plans and objectives relating to our future economic performance, and can generally be identified by the use of the words "believe," "intend," "plan", "expect," "forecast," "project," "may," "should," "could," "seek," "pro forma," "estimates," "continues," "anticipate" and similar words. The forward-looking statements and associated risks may include, relate to, or be qualified by other important factors, including, without limitation:

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

Overview

        Since 1995, we have been engaged in the development of a low-cost automatic meter reading, or AMR, solution. We have developed a low-cost AMR solution that includes a proprietary system employing specialized hardware and software that will allow for residential and commercial applications. Our proprietary system is called H-Net[TM], which is a trademark of ConectiSys.

        We are currently in a cost-reduction phase of the development of our H-Net[TM] system and have completed the development for commercial production of our H-Net[TM] 4.0 wireless meter reading product. We have not yet sold any H-Net[TM] systems and we do not expect any significant sales of our H-Net[TM] systems in the near future. Accordingly, we have not earned any significant revenues from the sale of H-Net[TM] systems. We have no history of revenues and have incurred significant losses since the beginning of the development of our H-Net[TM] system. We have a significant accumulated deficit and negative working capital. As a result of our financial condition, our independent auditors have issued an opinion questioning our ability to continue as a going concern.

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

Results of Operations

        Comparison of Results of Operations for the Three Months Ended December 31, 2003 and 2002

        We did not generate any revenues for the three months ended December 31, 2003 and December 31, 2002. General and administrative expenses decreased by $304,424 or 62.4% to $183,808 for the three months ended December 31, 2003 as compared to $488,232 for the same period in 2002. This decrease was primarily due to a decrease in our H-Net[TM] system's development costs and decreased expenses associated with legal and consulting services.

        Interest expense increased by $547,732 or 209.4% to $809,322 during the three months ended December 31, 2003 as compared to $261,590 for the same period in 2002. This increase was primarily due to the recognition of a derivative conversion option in October 2003 of $563,258 related to the reduction of the variable conversion price of our outstanding convertible debentures from 50% to 40% of the average of the lowest three intra-day trading prices of a share of our common stock during the twenty trading days immediately preceding conversion.

        Net loss for the three months ended December 31, 2003 increased by $393,308 or 52.5% to $1,143,130 as compared to a net loss of $749,822 for the same period in 2002. This increase was primarily due to the recognition of the derivative conversion option in October 2003 related to the reduction of the variable conversion price of our outstanding convertible debentures, as discussed above, along with a $150,000 settlement charge recognized in the current quarter, and was partially offset by the decrease in general and administrative expenses described above.

Liquidity and Capital Resources

        During the three months ended December 31, 2003 we financed our operations solely through private placements of securities. Because we have only recently completed the development of our H-Net[TM] system for commercial production and are in a cost-reduction phase of development, we have never generated any revenue from operations. Our consolidated financial statements as of and for the years ended September 30, 2003 and 2002 have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

        As of December 31, 2003, we had negative working capital of approximately $4,626,000 and an accumulated deficit of approximately $26,448,000. As of that date, we had approximately $87,000 in cash and cash equivalents. We had accounts payable and accrued compensation expenses of approximately $1,530,000. We had other liabilities, including amounts due to officers, accrued interest, notes payable and current portion of long term debt of approximately $3,406,000, including amounts accrued prior to the beginning of fiscal year 2004. To the extent convertible debentures or promissory notes that we have issued are converted into shares of common stock, we will not be obligated to repay the converted amounts.

        Cash used in our operating activities totaled approximately $152,000 for the three months ended December 31, 2003 as compared to approximately $215,000 for the three months ended December 31, 2003. No cash was provided by our investing activities for the three months ended December 31, 2003 or December 31, 2002.

        Cash provided by our financing activities totaled approximately $237,000 for the three months ended December 31, 2003 as compared to approximately $218,000 for the three months ended December 31, 2002. We raised all of the cash provided by financing activities during the three months ended December 31, 2003 from the issuance of common stock, convertible debentures and/or promissory notes.

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

        In February 2002, we borrowed $340,000 from the Mercator Momentum Fund in order to make the initial $100,000 payment under our settlement arrangement with one of our lenders, Laurus Master Fund, Ltd., and to fund continuing development of our H-Net[TM] system. This loan from the Mercator Momentum Fund was a short-term loan due May 15, 2002 and accrued interest an annual rate of 18%. The loan was secured by shares of our common stock. As of June 13, 2002, we owed Mercator Momentum Fund approximately $243,000 of principal and accrued and unpaid interest under this loan and were in default in the repayment of this debt.

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

        In April 2004, we issued $250,000 of our secured convertible debentures to four accredited investors in the first stage of a three-stage offering. The secured convertible debentures are due April 19, 2005 and provide for interest at the rate of 12% per annum. The secured convertible debentures were accompanied by warrants to purchase up to an aggregate of 1,250,000 shares of common stock. The net proceeds of that offering, after payment of related expenses, including prepayment of interest, were approximately $165,000. As of May 19, 2004 an aggregate of $250,000 of principal plus related accrued and unpaid interest relating to the debentures issued in April 2004 remained outstanding.

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

        We have not yet sold any H-Net[TM] systems and we do not expect any significant sales of our H-Net[TM] systems in the near future. We believe that if we are successful in deploying our H-Net[TM] system, we will begin to generate revenues from our business activities.

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

ITEM 3.  CONTROLS AND PROCEDURES.

        Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have concluded, based on their evaluations as of December 31, 2003 and May 14, 2004 ("Evaluation Dates"), that the design and operation of our "disclosure controls and procedures" (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended ("Exchange Act")) are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated, recorded, processed, summarized and reported to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding whether or not disclosure is required.

        There were no significant changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to the Evaluation Date, nor were there any significant deficiencies or material weaknesses in our internal controls. As a result, no corrective actions were required or undertaken.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

        In February 2002, we borrowed $340,000 from the Mercator Momentum Fund in order to make the initial $100,000 payment under our settlement arrangement with one of our lenders, Laurus Master Fund, Ltd., and to fund continuing development of our H-Net[TM] system. This loan from the Mercator Momentum Fund was a short-term loan due May 15, 2002 and accrued interest an annual rate of 18%. The loan was secured by shares of our common stock. As of June 13, 2002, we owed Mercator Momentum Fund approximately $243,000 of principal and accrued and unpaid interest under this loan and were in default in the repayment of this debt.

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

        In February 2002, we borrowed $340,000 from the Mercator Momentum Fund in order to make the initial $100,000 payment under our settlement arrangement with one of our lenders, Laurus Master Fund, Ltd., and to fund continuing development of our H-Net[TM] system. This loan from the Mercator Momentum Fund was a short-term loan due May 15, 2002 and accrued interest an annual rate of 18%. The loan was secured by shares of our common stock. As of June 13, 2002, we owed Mercator Momentum Fund approximately $243,000 of principal and accrued and unpaid interest under this loan and were in default in the repayment of this debt.

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

ITEM 5.  OTHER INFORMATION.

        None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

        (a)     Exhibits
                ---------
                Exhibit No.     Description
                -----------     ------------
                10.1            Form of Secured Convertible Debenture due
                                February 18, 2005 (1)

                10.2 Form of Common Stock Purchase Warrant dated as of February 18, 2004 (1)



                10.3            Form of Secured Convertible Debenture due March
                                4, 2005 (1)



                10.4 Form of Common Stock Purchase Warrant dated as of March 4, 2004 (1)



                31 Certifications Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002



                32 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C.
                                Section 1350, as Adopted Pursuant to Section
                                906 of the Sarbanes-Oxley Act of 2002
        _______________
        (1) Filed as an exhibit to the Registrant's Form 10-QSB for the quarterly period ended December 31, 2003 (File No. 33-3560D)

        (b)     Reports on Form 8-K
                -------------------

                None.

                                    SIGNATURES

        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           CONECTISYS CORPORATION



        Date:  May 27, 2004                By:  /s/ ROBERT A. SPIGNO
                                               ----------------------
                                                Robert A. Spigno,
                                                Chairman of the Board,
                                                President and Chief
                                                Executive Officer
                                                (principal executive officer)





       Date:  May 27, 2004                By:  /s/ PATRICIA A. SPIGNO
                                               ------------------------
                                               Patricia A. Spigno,
                                               Chief Financial Officer and
                                               Secretary (principal financial
                                               and accounting officer)

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