Form 10QSB
period 2004-06-30
CONECTISYS CORP
filed 2004-08-20
CIK 790273

<pre>
================================================================================

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)
 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended JUNE 30, 2004 or

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

        Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that registrant was required to file such reports), and (2) has
been subject to such filing requirements for the past 90 days.  Yes |X|   No |
|
  As of August 17, 2004, there were 1,013,965,475 shares of the issuer's common stock, no par value, outstanding.

================================================================================

                       PART I - FINANCIAL INFORMATION
                                                                         Page
Item 1.  Financial Statements.

  Condensed Consolidated Balance Sheets as of June 30, 2004 (unaudited)
     and September 30, 2003 (audited)....................................F-1

  Condensed Consolidated Statements of Operations for the Three and Nine
     Months Ended June 30, 2004 (unaudited) and 2003 (unaudited) and the Cumulative Period From December 31, 1990 (Inception)
     Through June 30, 2004 (unaudited)...................................F-3

  Condensed Consolidated Statements of Changes in Shareholders'
     Equity (Deficit) for the Cumulative Period From
     December 31, 1990 (Inception) Through June 30, 2004 (unaudited).....F-4

  Condensed Consolidated Statement of Cash Flows for the Nine
     Months Ended June 30, 2004 (unaudited) and 2003 (unaudited) and the Cumulative Period From December 31, 1990 (Inception) Through
     June 30, 2004 (unaudited)..........................................F-11

  Notes to Condensed Consolidated Financial Statements (unaudited)......F-14

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations.............................................2

Item 3.  Controls and Procedures...........................................8

                       PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.................................................9

Item 2.  Changes in Securities and Small Business Issuer
         Purchases of Equity Securities....................................9

Item 3.  Defaults Upon Senior Securities..................................10

Item 4.  Submission of Matters to a Vote of Security Holders..............10

Item 5.  Other Information................................................10

Item 6.  Exhibits and Reports on Form 8-K.................................11

Signatures................................................................12

Exhibits Filed with this Report on Form 10-QSB............................13

ITEM 1. FINANCIAL STATEMENTS.

CONECTISYS CORPORATION AND SUBSIDIARIES ( A Development Stage Company)
                  CONDENSED CONSOLIDATED BALANCE SHEETS
                    June 30, 2004 and September 30, 2003

                                                                   Jun. 30,         Sep. 30,
                                                                     2004             2003
                                                                   Unaudited         Audited
Assets
Current assets
  Cash and cash equivalents                                         406,085            2,282
  Prepaid expenses                                                  165,000                0
  Debt issuance cost - current, net of accumulated
    amortization of $347,201 and $275,448                           219,544           27,896
Total current assets                                                790,629           30,178

Property and equipment, net of accumulated
  depreciation of $315,250 and $304,553                              21,779           32,476

License and technology, net of accumulated
  amortization of $421,478 and $421,478                                   0                0



Total assets                                                        812,408           62,654


CONECTISYS CORPORATION AND SUBSIDIARIES ( A Development Stage Company)
                  CONDENSED CONSOLIDATED BALANCE SHEETS
                    June 30, 2004 and September 30, 2003

                                                                   Jun. 30,         Sep. 30,
                                                                     2004             2003
                                                                   Unaudited         Audited

Liabilities and shareholders' deficit
Current liabilities
  Accounts payable                                                  245,687          274,746
  Accrued compensation                                            1,416,980        1,113,620
  Due to officers                                                    68,047           92,121
  Accrued interest payable                                          438,452          339,965
  Other current liabilities                                          19,061           14,410
  Notes payable and current potion of
    long-term debt                                                4,686,371        1,090,597

Total current liabilities                                         6,874,598        2,925,459

Long-term debt, net of current                                        8,613           99,615

Total liabilities                                                 6,883,211        3,025,074

Shareholders' deficit
Preferred stock - Class A 1,000,000 shares authorized,
  $1.00 par value, 215,865 and 200,020 shares issued
  and outstanding, respectively                                     215,865          200,020
Convertible preferred stock - Class B, 1,000,000
  shares authorized, $1.00 par value; -0- shares
  issued and outstanding                                                  0                0
Common stock - 1,000,000,000 shares authorized,
  no par value, 953,542,350 and 490,224,872 shares
  issued and outstanding, respectively                           20,549,507       19,807,537
Additional paid in capital:
  Convertible preferred stock - Class B
    $1.00 par value, 1,000,000 stock options exercisable            100,000          100,000
  Common stock, no par value
   16,432,154 and 11,307,154 stock options
   and warrants exercisable, respectively                         1,360,006        1,353,511
  Beneficial conversion option, debt instruments                          0          881,550

Accumulated deficit during development stage                    (28,296,181)     (25,305,038)

Total shareholders' deficit                                      (6,070,803)      (2,962,420)

Total liabilities and shareholders' deficit                         812,408           62,654

CONECTISYS CORPORATION AND SUBSIDIARIES ( A Development Stage Company)
             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
       For the Three and Nine Months Ended June 30, 2004 and 2003
                   And the Cumulative Period
   From December 31, 1990 (Inception) Through June 30, 2004
                                                                                                                Dec. 1, 1990
                                                                                                                 (Inception)
                                                                                                                   Period
                                           3 Months Ended   3 Months Ended   9 Months Ended   9 Months Ended       Through
                                               Jun. 30,         Jun. 30,         Jun. 30,         Jun. 30,          Jun. 30,
                                                2004             2003             2004             2003             2004
                                              Unaudited        Unaudited        Unaudited        Unaudited        Unaudited
Revenues                                            0                0                0                0          517,460

Cost of goods sold                             26,583           41,761           48,778           76,775          838,841

Gross profit                                  (26,583)         (41,761)         (48,778)         (76,775)        (321,381)

General and administrative                    331,056          408,452          963,406        1,295,568       21,185,713

Loss from operations                         (357,639)        (450,213)      (1,012,184)      (1,372,343)     (21,507,094)

Non-operating income (expense)                      0                0         (150,000)               0       (1,247,365)

Interest expense                             (791,470)        (293,230)      (1,828,959)        (820,668)      (4,463,980)

Net loss                                   (1,149,109)        (743,443)      (2,991,143)      (2,193,011)     (27,218,439)

Weighted average shares outstanding       846,374,982      291,442,286      660,024,294      172,676,136

Net loss per share                              (0.00)           (0.00)           (0.00)           (0.01)

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT) For the Cumulative Period December 1, 1990 (Inception) Through June 30, 2004

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


CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
For the Cumulative Period December 1, 1990 (Inception) Through June 30, 2004

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


CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
For the Cumulative Period December 1, 1990 (Inception) Through June 30, 2004

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


CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
For the Cumulative Period December 1, 1990 (Inception) Through June 30, 2004

                         Preferred Stock             Common Stock               Additional     Stock                      Total
                         Class A and B               No Par Value                 Paid in   Subscription  Accumulated Shareholders'
                            Shares          Value       Shares        Value       Capital    Receivable     Deficit  Equity(Deficit)

Shares issued in exchange for:
Services, October 2000 through
  September 2001 valued from
  $0.11 to $0.40 per share           0              0    3,471,007      572,790            0            0            0       73,790
Retainers, debt and accrued
  liabilities October 2000
  through September 2001, valued
  from $0.11 to $0.43 per            0              0    3,688,989      487,121            0            0            0      487,121
Cash, October 2000 through
  March 2001 with subscription
  prices ranging from $0.075 to
  $0.083 per share                   0              0    1,045,500       78,787            0            0            0       78,787
Collection of stock subscription
  receivable, October 2000
  on 61,800 shares                   0              0            0            0            0       15,450                    15,450
Exercise of 400,000 common
  stock options, January, 2001
  at a strike price of $0.085 per
  share, in exchange for d           0              0      400,000       86,000      (52,000)                                34,000
Issuance of 1,000,000 common
  stock warrants, April 2001
  at an exercise price of $0.192
  per share, in conjunction with
  $300,000 principal value of
  8% convertible debt                0              0            0            0       77,228            0            0       77,228
Issuance of 2,000,000 consultant
  stock options, September 2001
  at a strike price of $0.           0              0            0            0      115,000            0            0      115,000
Beneficial conversion options
  April 2001 through September
  2001, pertaining to $300,000
  principal value and accrued
  interest on 8% convertible         0              0            0            0      155,027            0            0      155,027
Net loss for the year                0              0            0            0            0            0   (2,154,567)  (2,154,567)

Balance, September 30, 2001    140,020        140,020   32,133,234   17,412,119    1,530,260            0  (20,571,431)  (1,489,032)


CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
For the Cumulative Period December 1, 1990 (Inception) Through June 30, 2004

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


CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
For the Cumulative Period December 1, 1990 (Inception) Through June 30, 2004

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


CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
For the Cumulative Period December 1, 1990 (Inception) Through June 30, 2004

                         Preferred Stock             Common Stock               Additional     Stock                      Total
                         Class A and B               No Par Value                 Paid in   Subscription  Accumulated Shareholders'
                            Shares          Value       Shares        Value       Capital    Receivable     Deficit  Equity(Deficit)

Shares issued in exchange for:
Services, October 2003 through
  December 2003 valued from
  $0.002 to $0.003 per share    15,845         15,845   27,300,000       53,400            0            0            0       69,245
Issuance of 5,125,000 warrants
 November 2003 through June 2004
 at exercise prices ranging from
 $0.002 to $0.005 per share, in
 conjunction with $1,375,000
 principal value of 12%
 convertible debt                    0              0            0            0        6,495            0            0        6,495
Debt and accrued liabilities
  November 2003 to June
  2004 with common shares
  valued from $0.001 to $0.0512
  per share                          0              0  156,625,000      158,575            0            0            0      158,575
Cash, October 2003 through
  December 2003 with prices
  ranging from $0.001 to $           0              0   50,000,000       50,000            0            0            0       50,000
  per share
Re-characterization of beneficial
  conversion option as derivative
  conversion option , October 2003
  pertaining to $881,550 of
  convertible debt at
  September 30, 2003                   0            0            0            0     (881,550)           0            0     (881,550)
Conversion of $184,782 principal
  value of 12% convertible debt
  $277,173 of derivative
  conversion option
  along with $46,611 accrued
  interest, net of $28,571
  convertible debt discount          0              0  229,392,478      479,995                         0            0      479,995
Net loss for the period              0              0            0            0            0            0   (2,991,143)  (2,991,143)

Balance, June 30, 2004         215,865        215,865  953,542,350   20,549,507    1,460,006            0  (28,296,181)  (6,070,803)

CONECTISYS CORPORATION AND SUBSIDIARIES ( A Development Stage Company)
              CONDENSED CONSOLIDATED STATEMENTS OF CASHFLOW
       For the Nine Months Ended June 30, 2004 and 2003
                   And the Cumulative Period
   From December 31, 1990 (Inception) Through June 30, 2004

                                                                                                  Dec. 1, 1990
                                                                                                    (Inception)
                                                                                                      Through
                                                                    Jun. 30,         Jun. 30,         Jun. 30,
                                                                     2004             2003             2004
                                                                   Unaudited        Unaudited        Unaudited

Operating activities
  Net loss                                                           (2,991,143)      (2,193,011)     (27,218,439)
    Adjustments to reconcile net loss
      to net cash used by
      operating activities:
        Provision for bad debt                                                0                0        1,422,401
        Depreciation and amortization                                    10,697           10,696        1,704,851
        Derivative conversion option                                  1,320,257                0        1,320,257
        Stock issued for services                                        69,245          325,305        7,590,018
        Stock issued for interest                                             0          171,800          535,591
        Settlements                                                           0                0          (25,000)
        Minority interest                                                     0                0          (62,500)
        Intangibles                                                           0                0        1,299,861
        Amortization of debt issuance cost
          and note discounts                                            459,254          771,525        1,899,792
Changes in operating assets and liabilities
  (Increase) decrease in assets
    Accounts receivable                                                       0                0           (4,201)
    Prepaid expenses                                                   (165,000)               0          (165,000)
    Interest receivable                                                       0                0          (95,700)
    Deposits and prepaids                                                     0                0          182,346
  Increase (decrease) in liabilities
    Bank overdraft                                                            0                0                0
    Accounts payable                                                    (29,059)          67,141          888,342
    Accrued compensation                                                303,360          283,779        2,523,152
    Due to officers                                                     (24,074)        (118,273)         719,897
    Other current liabilities                                           103,281            6,731          652,438

Net cash used by operating activities                                  (943,182)        (674,307)      (6,831,894)


CONECTISYS CORPORATION AND SUBSIDIARIES ( A Development Stage Company)
              CONDENSED CONSOLIDATED STATEMENTS OF CASHFLOW
       For the Nine Months Ended June 30, 2004 and 2003
                   And the Cumulative Period
   From December 31, 1990 (Inception) Through June 30, 2004


                                                                                                   Dec. 1, 1990
                                                                                                    (Inception)
                                                                                                      Through
                                                                    Jun. 30,         Jun. 30,        Jun. 30,
                                                                     2004             2003             2004
                                                                   Unaudited        Unaudited        Unaudited


Investing activities
  Collection of notes receivable                                              0                0                0
  Increase in notes receivable                                                0                0       (1,322,500)
  Cost of license & technology                                                0                0          (94,057)
  Purchase of equipment                                                       0                0         (203,847)

Net cash used by investing activities                                         0                0       (1,620,404)


Financing activities
  Common stock issued for cash                                           50,000          280,000        3,462,172
  Stock warrants                                                          6,495            1,655          193,626
  Preferred stock issued for cash                                                              0           16,345
  Proceeds from stock purchase                                                0                0          281,250
  Debt issuance cost                                                   (943,182)        (674,307)      (6,831,894)
  Proceeds from debts
    Related party                                                             0                0          206,544
    Other                                                             1,607,095          418,345        5,770,138
  Payments on debt
    Related party                                                                              0          (53,172)
    Other                                                               (53,204)         (23,893)        (487,740)
  Decrease in subscription receivable                                         0                0           35,450
  Contributed capital                                                                                         515

Net cash provided by financing activities                             1,346,985          676,107        8,858,383

Net increase  in cash and cash equivalents                              403,803            1,800          406,085

Cash and cash equivalents, beginning of period                            2,282           55,101                0

Cash and cash equivalents, end of period                                406,085           56,901          406,085


CONECTISYS CORPORATION AND SUBSIDIARIES ( A Development Stage Company)
              CONDENSED CONSOLIDATED STATEMENTS OF CASHFLOW
       For the Nine Months Ended June 30, 2004 and 2003
                   And the Cumulative Period
   From December 31, 1990 (Inception) Through June 30, 2004


                                                                                                   Dec. 1, 1990
                                                                                                    (Inception)
                                                                                                      Through
                                                                   Jun. 30,         Jun. 30,          Jun. 30,
                                                                     2004             2003             2004
                                                                   Unaudited        Unaudited        Unaudited


Cash paid during the period for
  Interest                                                                    105,000          0          493,6480
  Taxes                                                                       0                0            8,050

Non-cash activities
  Common stock issued for
    Purchase of stock                                                         0                0                0
    Prepaids                                                                  0                0          182,346
    PP&E                                                                      0                0          130,931
    Deposit                                                                   0                0                0
    License & technology                                                      0                0        2,191,478
    Minority interest                                                         0                0           59,247
    Repayment of debt                                                   343,357          331,694        5,919,024
    Service & interest                                                  100,011          280,305        5,049,203
  Preferred stock issued for
    Services                                                             15,845                0           15,845
    Repayment of debt                                                         0                0                0
  Preferred stock options issued for
    Services                                                                  0                0           60,000
    Repayment of debt                                                         0           60,000          119,520

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2004

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

Basis of presentation

The accompanying financial statements have been prepared by the Company without audit, and reflect all adjustments that are, in the opinion of management, necessary for the fair statement of the results for the interim periods. The statements have been prepared in accordance with generally accepted accounting principles for the interim financial reporting and Securities and Exchange Commission regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments (of a normal and recurring nature) that are necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods. The results of operations for both the three and nine months ended June 30, 2004 are not necessarily indicative of the results to be expected for the entire year.

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

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2004

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

Since the fair value is estimated at June 30, 2004, the amounts that will actually be realized or paid at settlement of the instruments could be significantly different. The carrying amount of cash and cash equivalents is assumed to be the fair value because of the liquidity of these instruments. Accounts payable, accrued compensation, due to officer, accrued interest, other current liabilities, and notes payable approximate fair value because of the short maturity of these instruments. Also, market rates of interest apply on all officer advances and short-term promissory notes. Long-term debt is recorded at face value because the principal amount is convertible into common stock.

Fiscal year

Effective December 1, 1998, the Company changed its fiscal year-end from November 30 to September 30.

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS June 30, 2004

Research and development costs

The Company has been engaged in researching, engineering, and developing its H-Net(TM) technologies since August 1995, and did not generate any revenue during the past fiscal year. The Company hopes to complete additional large- scale cost reduction runs for the production and subsequent sale of the H-Net TM system in 2004.


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

Technology

Deferred technology costs include capitalized product development and product improvement costs incurred after achieving technological feasibility and are amortized over a period of five years. At June 30, 2004, no deferred technology costs were recognized.

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS June 30, 2004

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

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS June 30, 2004

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

As of June 30, 2004, the Company had 953,542,350 shares of common stock outstanding. If all the Company's unexpired stock warrants and options (including contingent issuances) were exercised, and all the principal value and accrued interest on its outstanding convertible debentures were converted, the Company's incremental common shares (not included in the denominator of diluted earnings (loss) per share because of their anti-dilutive nature) would be as follows:

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2004

Net loss per common share - basic and diluted (continued)

Class B preferred stock options                   10,000,000
Convertible note holder common stock warrants     11,375,000
Common stock warrants - other                      3,215,705
Common stock options - officers                    4,043,654
Common stock options - other                       4,150,000
                                               -------------
Subtotal                                          32,784,359

Accrued officer compensation ($480,000),
assumed converted into common stock at
prices ranging from $0.0215 to $0.2250
per share                                         29,530,431

Convertible note holder principal value
($2,153,423) and accrued interest ($199,996),
assumed converted into common stock at
$0.0005 per share                              4,706,840,000
                                               -------------
Total potential common stock equivalents       4,769,154,790


If all currently outstanding potential common stock equivalents were exercised, the Company would receive proceeds of approximately $8,547,000.

Advertising Costs

The Company expenses advertising cost in the year incurred.

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

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," effective for exit or disposal activities after December 15, 2002, which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issue Task Force

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2004

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

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 clarifies the accounting and reporting for derivative instruments, including certain derivative instruments imbedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." In particular, SFAS No. 149 clarifies under what circumstances a contract with an initial net investment met the characteristic of a derivative as described in SFAS No. 133. SFAS No. 149 also clarifies when a derivative contains a financing component. SFAS No. 149 is generally effective for derivative instruments entered

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2004

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


NOTE 2. GOING CONCERN UNCERTAINTY

As of June 30, 2004, the Company had a deficiency in working capital of approximately $6,100,000 and had incurred continual net losses since its return to the development stage in fiscal 1996 of almost $25,000,000, which raise substantial doubt about the Company's ability to continue as a going concern.

Management's plans for correcting these deficiencies include the future sales and licensing of the Company's products and technologies, the raising of capital through the issuance of common stock and from continued officer advances, which are expected to help provide the Company with the liquidity necessary to meet operating expenses. An investor group had previously advanced the Company an aggregate amount of $2,625,000 through thirteen similar funding tranches occurring in April 2002, May 2002, June 2002, November 2002, March 2003, May 2003, November 2003, December 2003, February 2004, March 2004, April 2004 and June 2004. Over the longer term, the Company plans to achieve profitability through its operations from the sale and licensing of its H-Net(TM) automatic meter-reading system. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of the recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS June 30, 2004

NOTE 3. RELATED PARTY TRANSACTIONS

The officers of the Company have continually advanced funds to the Company. These advances have generally been in the form of revolving short-term promissory notes at an annual interest rate of 18% (see Note 8 below).

NOTE 4.   PREPAID EXPENSES AND DEPOSITS

The Company has accrued a prepaid expense of $120,000 as a staying bonus for the Chief Executive Officer and the Secretary as per their employment contracts (see note 8). The staying bonus will be amortized over calendar year 2004. For the six months ended June 30, 2004, $60,000 was amortized as officer salaries with a balance of $60,000 at June 30, 2004. Additionally, the Company pre-paid interest in the amount of $105,000 on its secured convertible debentures issued during the quarter ended June 30, 2004, bringing the total pre-paid expenses balance to $165,000.

NOTE 5.    PROPERTY AND EQUIPMENT

Property and equipment at June 30, 2004 consisted of the following:


Office equipment                             $   285,058
Furniture and fixtures                            16,609
Vehicles                                          35,362
                                             -----------
Total cost                                       337,029
Accumulated depreciation                        (315,250)
                                             -----------
Net book value                               $    21,779
                                             ===========

NOTE 6.    LICENSE RIGHTS AND TECHNOLOGY

License rights and technology at June 30, 2004 consisted of the following:

      License rights                            $   421,478
      Accumulated amortization                     (421,478)
                                                 -----------
        Net book value                          $       -
                                                 ===========

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2004

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

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2004

NOTE 7.   DEBT ISSUANCE COSTS (continued)

In February 2004 through March 2004, the Company received another $300,000 from the above accredited investor group in exchange for 12% convertible debentures, convertible at the lesser of $0.005 per share and 40% of the average of the lowest three intra-day trading prices of a share of common stock during the 20 trading days immediately preceding conversion. The convertible debentures were accompanied by 1,500,000 common stock warrants, exercisable over a seven-year period at $0.005 per share. Debt issuance costs associated with these loans amounted to $68,703, consisting of $41,703 in finder's fees and $27,000 in legal costs.

In April 2004, the Company received another $250,000 from the above accredited investor group in exchange for 12% convertible debentures, convertible at the lesser of $0.005 per share and 40% of the average of the lowest three intra-day trading prices of a share of common stock during the 20 trading days immediately preceding conversion. The convertible debentures were accompanied by 750,000 common stock warrants, exercisable over a seven-year period at $0.002 per share. Debt issuance costs associated with these loans amounted to $54,624, consisting of $21,624 in finder's fees and $33,000 in legal costs.

In June 2004, the Company received another $625,000 from the above accredited investor group in exchange for 12% convertible debentures, convertible at the lesser of $0.005 per share and 40% of the average of the lowest three intra-day trading prices of a share of common stock during the 20 trading days immediately preceding conversion. The convertible debentures were accompanied by 1,875,000 common stock warrants, exercisable over a seven-year period at $0.002 per share. Debt issuance costs associated with these loans amounted to $97,653, consisting of $47,653 in finder's fees and $50,000 in legal costs.

Amortization of these costs over the pro-rata portion of the one-year term of the loans amounted to $55,173 through September 30, 2003. Total amortization of all debt issuance costs during the year ended September 30, 2003 amounted to $144,276, including $89,103 attributable to the unamortized balance at September 30, 2002. The unamortized balance of the debt issuance costs at September 30, 2003 was $27,896. Total amortization of all debt issuance cost during the nine months ended June 30, 2004 was $71,753, leaving an unamortized balance of $219,544.

NOTE 8.    DUE TO OFFICERS

At September 30, 2001, a revolving promissory note agreement for $56,880 was drawn up, due on demand, at an annual interest rate of 18%, for unpaid cumulative advances (plus interest) made by the Company's CEO. During the year ended September 30, 2002, cash advances of $31,500 were made.
Additionally, the loan account was increased by $120,875, representing the value of 2,361,814 restricted shares of the Company's common stock held by the CEO, which were used as collateral and transferred to a note holder in June of 2002 to partially cover a $300,000 debt, and by $16,202, representing the value of 794,857 restricted shares of the Company's common stock held by the CEO, which were pledged to and sold by a convertible note holder on a Company obligation in default. Repayments of debt by the Company amounted to $144,806 and accrued interest amounted to $6,913 during the year ended September 30, 2002, resulting in a loan balance due the CEO at September 30, 2002 of
$87,564. During the year ended September 30, 2003, additional cash advances totaling $37,869 were made, along with $37,423, representing another 1,835,885 restricted shares of the Company's common stock pledged and sold by the above note holder. Repayments of debt by the Company amounted to $136,009, including re-issuance of 2,361,814 restricted shares of the Company's common stock valued at $120,875 that had been transferred to a note holder during the previous fiscal year. Accrued interest during the year ended September 30,
2003 was $10,073, bringing the loan balance due the CEO at September 30, 2003
to $36,920.   During the nine months ended June 30, 2004, the Company
repaid $22,504. Accrued interest of $2,964 during the period brought the loan balance due the CEO at June 30, 2004 to $17,380. The loan balance at June 30, 2004 is currently due on demand and continues to accrue interest at the rate of 18% per year.

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2004

NOTE 8.    DUE TO OFFICERS (continued)

At September 30, 2001, a promissory note agreement for $25,874 was drawn up, due on demand, at an annual interest rate of 18 percent, for cumulative advances (plus interest) made by the Company's Secretary/Treasurer. The Secretary/Treasurer had also borrowed on a personal credit card for the Company's behalf in the amount of $18,455, bringing the total obligation due the Secretary/Treasurer at September 30, 2001 to $44,329. During the year ended September 30, 2002, the personal credit card balance was substantially paid-off. Additional loan advances were $19,500, loan repayments were $39,500, and accrued interest was $2,269 during the year ended September 30, 2002, bringing the aggregate loan balance due the Secretary/Treasurer at September 30, 2002 to $8,143. During the year ended September 30, 2003, additional cash advances of $37,500 were made, and accrued interest was $6,522, resulting in a loan balance due the secretary Treasurer at September 30, 2003 of $52,165. During the nine months ended June 30, 2004, the Company repaid $12,653 and received an additional $666 from the treasurer. Accrued interest amounted to $7,018 during the period bring the loan balance due the Secretary at June 30, 2004 to $47,196. The loan balance at June 30, 2004 is currently due on demand and continues to accrue interest at the rate of 18% per year.

During the period May through September 2002, the Company's Chief Technical Officer advanced the Company $32,946, corresponding to 684,407 restricted shares of the Company's common stock held by the officer, which were pledged to and sold by a convertible note holder on a Company obligation in default. Accrued interest at the annual rate of 18% was $1,831 through the end of the fiscal year, bringing the total loan amount to $34,777 at September 30, 2002. In November 2002, the Company re-issued the 684,407 restricted shares to the Chief Technical Officer (valued at $32,946) that had been pledged to and sold by the convertible note holder during the previous fiscal year. Accrued interest amounted to $1,205 during the year ended September 30, 2003, resulting in a loan balance of $3,036 as of that date. During the nine months ended June 30, 2004, accrued interest amounted to $435 bringing the loan balance due the Chief Technical Officer at June 30, 2004 to $3,471. The loan balance at June 30, 2004 is currently due on demand and continues to accrue interest at the rate of 18% per year.

The aggregate amount due officers at June 30, 2004 and 2003 was $68,047 and $92,121, respectively, and interest expense on the officer loans amounted to $10,417 and $19,431 for the nine months ended June 30, 2004 and 2003, respectively.

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2004

NOTE 8.    DUE TO OFFICERS (continued)

As of June 30, 2004, the Company owed its officers $1,416,980 in accrued compensation. Of this amount, $360,000 was attributable to aggregate staying bonuses payable to the President and Secretary/Treasurer of the Company as of September 30, 2003. An additional $120,000 was accrued on December 31, 2003
which will be amortized over the 2004 calendar year.   The staying bonuses are
to be compensated for with common stock of the Company, valued at the average bid and ask price for the stock for the 30 days prior to each respective year-end issuance date. The total common stock to be issued as staying bonuses amounted to 6,888,922 as of September 30, 2003 and 29,530,431 for the December 31, 2003 accrual bringing the total to be issued to 36,419,353 shares at June 30, 2004.


NOTE 9.    NOTES PAYABLE

Notes payable at June 30, 2004 consisted of the following:

Convertible Debentures - secured by substantially all the assets of the Company

        Convertible Debenture #1

     Note payable to AJW Partners, LLC
      (Convertible Debenture) due on
      March 29, 2003 at an annual interest
      rate of 12%                                   $15,693

     Accrued interest of $4,257 and principal
      on Convertible Debenture convertible
      into approximately 39,900,000
      shares of common stock at the price
      of $0.0005 at June 30, 2004                     4,257  $    19,950
                                                   -------
     Note payable to New Millennium Capital
      Partners II, LLC (Convertible Debenture)
      due on March 29, 2003 at an annual interest
      rate of 12%                                   $15,693

     Accrued interest of $4,257 and principal
      on Convertible Debenture convertible
      into approximately 39,900,000
      shares of common stock at the price
      of $0.0005at June 30, 2004                     4,257  $    19,950
                                                   -------

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2004


NOTE 9.    NOTES PAYABLE (continued)

     Note payable to AJW/New Millennium
      Offshore, Ltd. (Convertible Debenture)
      due on March 29, 2003 at an annual
      interest rate of 12%                          $18,807

     Accrued interest of $5,101 and principal
      on Convertible Debenture convertible
      into approximately 47,816,000
      shares of common stock at the price
      of $0.0005 at June 30, 2004                     5,101  $    23,908
                                                   -------
     Note payable to Pegasus Capital Partners,
      LLC (Convertible Debenture) due on
      March 29, 2003 at an annual interest
      rate of 12%                                   $12,730

     Accrued interest of $3,453 and principal
      on Convertible Debenture convertible
      into approximately 32,366,000
      shares of common stock at the price
      of $0.0005 at June 30, 2004                     3,453  $    16,183
                                                   -------
     Convertible Debenture #2

     Note payable to AJW Partners, LLC
      (Convertible Debenture) due on
      May 10, 2003 at an annual interest
      rate of 12%                                    $40,000

     Accrued interest of $10,297 and principal
      on Convertible Debenture convertible
      into approximately 100,594,000
      shares of common stock at the price
      of $0.0005 at June 30, 2004                     10,297  $    50,297
                                                   --------

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2004


NOTE 9.    NOTES PAYABLE (continued)

     Note payable to New Millennium Capital
      Partners II, LLC (Convertible Debenture)
      due on  May 10, 2003 at an annual
      interest rate of 12%                          $40,000

     Accrued interest of $10,297 and principal
      on Convertible Debenture convertible
      into approximately 100,594,000
      shares of common stock at the price
      of $0.0005 at June 30, 2004                    10,297  $    50,297
                                                   -------
     Note payable to AJW/New Millennium
      Offshore, Ltd. (Convertible Debenture)
      due on May 10, 2003 at an annual
      interest rate of 12%                          $45,000

     Accrued interest of $11,584 and principal
      on Convertible Debenture convertible
      into approximately 113,168,000
      shares of common stock at the price
      of $0.0005 at June 30, 2004                     11,584  $   56,584
                                                    -------

     Note payable to Pegasus Capital Partners,
      LLC (Convertible Debenture) due on
      May 10, 2003 at an annual
      interest rate of 12%                           $25,000

     Accrued interest of $6,436 and principal
      on Convertible Debenture convertible
      into approximately 62,872,000
      shares of common stock at the price
      of $0.0005 at June 30, 2004                      6,436  $   31,436
                                                    -------
     Convertible Debenture #3

     Note payable to AJW Partners, LLC
      (Convertible Debenture) due on
      June 17, 2003 at an annual interest
      rate of 12%                                     $80,000

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2004


NOTE 9.    NOTES PAYABLE (continued)

     Accrued interest of $19,595 and principal
      on Convertible Debenture convertible
      into approximately 199,190,000
      shares of common stock at the price
      of $0.0005 at June 30, 2004                     19,595  $   99,595
                                                    --------

     Note payable to New Millennium Capital
      Partners II, LLC (Convertible Debenture)
      due on  June 17, 2003 at an annual
      interest rate of 12%                           $80,000

     Accrued interest of $19,595 and principal
      on Convertible Debenture convertible
      into approximately 199,190,000
      shares of common stock at the price
      of $0.0005 at June 30, 2004                     19,595  $   99,595
                                                     -------

     Note payable to AJW/New Millennium
      Offshore, Ltd. (Convertible Debenture)
      due on June 17, 2003 at an annual
      interest rate of 12%                           $90,000

     Accrued interest of $22,044 and principal
      on Convertible Debenture convertible
      into approximately 224,088,000
      shares of common stock at the price
      of $0.0005 at June 30, 2004                     22,044  $  112,044
                                                    --------

     Note payable to Pegasus Capital Partners,
      LLC (Convertible Debenture) due on
      June 17, 2003 at an annual
      interest rate of 12%                           $50,000

     Accrued interest of $12,247 and principal
      on Convertible Debenture convertible
      into approximately 124,494,000
      shares of common stock at the price
      of $0.0005 at June 30, 2004                     12,247  $   62,247
                                                    --------

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2004


NOTE 9.    NOTES PAYABLE (continued)

     Convertible Debenture #5

     Note payable to AJW Partners, LLC
      (Convertible Debenture) due on
      March 3, 2004 at an annual interest
      rate of 12%                                    $38,500

     Accrued interest of $6,152 and principal
      on Convertible Debenture convertible
      into approximately 89,304,000
      shares of common stock at the price
      of $0.0005 at June 30, 2004                      6,152  $   44,652
                                                     -------

     Note payable to AJW Offshore, Ltd.
      (Convertible Debenture) due on
      March 3, 2004 at an annual interest
      rate of 12%                                   $38,500

     Accrued interest of $6,152 and principal
      on Convertible Debenture convertible
      into approximately 89,304,000
      shares of common stock at the price
      of $0.0005 at June 30, 2004                      6,152  $   44,652
                                                     -------

     Note payable to AJW Qualified Partners,
      LLC (Convertible Debenture) due on
      March 3, 2004 at an annual interest
      rate of 12%                                   $38,500

     Accrued interest of $6,152 and principal
      on Convertible Debenture convertible
      into approximately 89,304,000
      shares of common stock at the price
      of $0.0005 at June 30, 2004                      6,152  $   44,652
                                                     -------

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2004


NOTE 9.    NOTES PAYABLE (continued)

     Convertible Debenture #6

     Note payable to AJW Partners, LLC
      (Convertible Debenture) due on
      May 12, 2004 at an annual interest
      rate of 12%                                    $50,000

     Accrued interest of $6,838 and principal
      on Convertible Debenture convertible
      into approximately 113,676,000
      shares of common stock at the price
      of $0.0005 at June 30, 2004                      6,838  $   56,838
                                                     -------

     Note payable to AJW Offshore, Ltd.
      (Convertible Debenture) due on
      May 12, 2004 at an annual interest
      rate of 12%                                    $50,000

     Accrued interest of $6,838 and principal
      on Convertible Debenture convertible
      into approximately 113,676,000
      shares of common stock at the price
      of $0.0005 at June 30, 2004                      6,838  $   56,838
                                                     -------

     Note payable to AJW Qualified Partners,
      LLC (Convertible Debenture) due on
      May 12, 2004 at an annual interest
      rate of 12%                                    $50,000

     Accrued interest of $6,838 and principal
      on Convertible Debenture convertible
      into approximately 113,676,000
      shares of common stock at the price
      of $0.0005 at June 30, 2004                      6,838  $   56,838
                                                    --------

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2004


NOTE 9.    NOTES PAYABLE (continued)

     Convertible Debenture #7

     Note payable to AJW Partners, LLC
      (Convertible Debenture) due on
      November 25, 2004 at an annual interest
      rate of 12%                                    $33,333

     Accrued interest of $2,400 and principal
      on Convertible Debenture convertible
      into approximately 71,466,000
      shares of common stock at the price
      of $0.0005 at June 30, 2004                      2,400  $   35,733
                                                    --------

     Note payable to AJW Offshore, Ltd.
      (Convertible Debenture) due on
      November 25, 2004 at an annual interest
      rate of 12%                                    $33,333

      Accrued interest of $2,400 and principal
      on Convertible Debenture convertible
      into approximately 71,466,000
      shares of common stock at the price
      of $0.0005 at June 30, 2004                      2,400  $   35,733
                                                    --------
     Note payable to AJW Qualified Partners,
      LLC (Convertible Debenture) due on
      November 25, 2004 at an annual interest
      rate of 12%                                    $33,334

     Accrued interest of $2,400 and principal
      on Convertible Debenture convertible
      into approximately 71,468,000
      shares of common stock at the price
      of $0.0005 at June 30, 2004                      2,400  $   35,734
                                                    --------

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2004


NOTE 9.    NOTES PAYABLE (continued)

     Convertible Debenture #8

     Note payable to AJW Partners, LLC
      (Convertible Debenture) due on
      December 3, 2004 at an annual interest
      rate of 12%                                    $16,667

     Accrued interest of $1,156 and principal
      on Convertible Debenture convertible
      into approximately 35,646,000
      shares of common stock at the price
      of $0.0005 at June 30, 2004                      1,156  $   17,823
                                                    --------

     Note payable to AJW Offshore, Ltd.
      (Convertible Debenture) due on
      December 3, 2004 at an annual interest
      rate of 12%                                    $16,667

     Accrued interest of $1,156 and principal
      on Convertible Debenture convertible
      into approximately 35,646,000
      shares of common stock at the price
      of $0.0005 at June 30, 2004                      1,156  $   17,823
                                                    --------

     Note payable to AJW Qualified Partners,
      LLC (Convertible Debenture) due on
      December 3, 2004 at an annual interest
      rate of 12%                                    $16,667

     Accrued interest of $1,156 and principal
      on Convertible Debenture convertible
      into approximately 35,646,000
      shares of common stock at the price
      of $0.0005 at June 30, 2004                      1,156  $   17,823
                                                    --------

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2004


NOTE 9.    NOTES PAYABLE (continued)

     Convertible Debenture #9

     Note payable to AJW Partners, LLC
      (Convertible Debenture) due on
      December 31, 2004 at an annual interest
      rate of 12%                                    $16,666

     Accrued interest of $1,003 and principal
      on Convertible Debenture convertible
      into approximately 35,338,000
      shares of common stock at the price
      of $0.0005 at June 30, 2004                      1,003  $   17,669
                                                    --------

     Note payable to AJW Offshore, Ltd.
      (Convertible Debenture) due on
      December 31, 2004 at an annual interest
      rate of 12%                                    $16,667

     Accrued interest of $1,003 and principal
      on Convertible Debenture convertible
      into approximately 35,340,000
      shares of common stock at the price
      of $0.0005 at June 30, 2004                      1,003  $   17,670
                                                    --------

     Note payable to AJW Qualified Partners,
      LLC (Convertible Debenture) due on
      December 31, 2004 at an annual interest
      rate of 12%                                    $16,666

     Accrued interest of $1,003 and principal
      on Convertible Debenture convertible
      into approximately 35,338,000
      shares of common stock at the price
      of $0.0005 at June 30, 2004                       1,003  $  17,669

                                                     --------
CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2004


NOTE 9.    NOTES PAYABLE (continued)

     Convertible Debenture #10

     Note payable to AJW Partners, LLC
      (Convertible Debenture) due on
      February 18, 2005 at an annual interest
      rate of 12%                                    $16,666

     Accrued interest of $734 and principal
      on Convertible Debenture convertible
      into approximately 34,800,000
      shares of common stock at the price
      of $0.0005 at June 30, 2004                        734  $   17,400
                                                    --------

     Note payable to AJW Offshore, Ltd.
      (Convertible Debenture) due on
      February 18, 2005 at an annual interest
      rate of 12%                                    $16,667

     Accrued interest of $734 and principal
      on Convertible Debenture convertible
      into approximately 34,802,000
      shares of common stock at the price
      of $0.0005 at June 30, 2004                        734  $   17,401
                                                    --------

     Note payable to AJW Qualified Partners,
      LLC (Convertible Debenture) due on
      February 18, 2005 at an annual interest
      rate of 12%                                    $16,666

     Accrued interest of $734 and principal
      on Convertible Debenture convertible
      into approximately 34,800,000
      shares of common stock at the price
      of $0.0005 at June 30, 2004                        734  $  17,400

                                                    --------
CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2004


NOTE 9.    NOTES PAYABLE (continued)

     Convertible Debenture #11

     Note payable to AJW Partners, LLC
      (Convertible Debenture) due on
      February 18, 2005 at an annual interest
      rate of 12%                                    $83,334

     Accrued interest of $3,260 and principal
      on Convertible Debenture convertible
      into approximately 173,188,000
      shares of common stock at the price
      of $0.0005 at June 30, 2004                      3,260  $   86,594
                                                    --------

     Note payable to AJW Offshore, Ltd.
      (Convertible Debenture) due on
      February 18, 2005 at an annual interest
      rate of 12%                                    $83,333

     Accrued interest of $3,260 and principal
      on Convertible Debenture convertible
      into approximately 173,186,000
      shares of common stock at the price
      of $0.0005 at June 30, 2004                      3,260  $  86,593
                                                    --------

     Note payable to AJW Qualified Partners,
      LLC (Convertible Debenture) due on
      February 18, 2005 at an annual interest
      rate of 12%                                    $83,333

     Accrued interest of $3,260 and principal
      on Convertible Debenture convertible
      into approximately 173,186,000
      shares of common stock at the price
      of $0.0005 at June 30, 2004                      3,260  $  86,593
                                                    --------

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2004


NOTE 9.    NOTES PAYABLE (continued)

     Convertible Debenture #12

     Note payable to AJW Partners, LLC
      (Convertible Debenture) due on
      April 19, 2006 at an annual interest
      rate of 12%                                    $50,000

     Accrued interest of $1,200 and principal
      on Convertible Debenture convertible
      into approximately 102,400,000
      shares of common stock at the price
      of $0.0005 at June 30, 2004                      1,200  $   51,200
                                                    --------

     Note payable to AJW Offshore, Ltd.
      (Convertible Debenture) due on
      April 19, 2006 at an annual interest
      rate of 12%                                    $88,700

     Accrued interest of $2,129 and principal
      on Convertible Debenture convertible
      into approximately 181,658,000
      shares of common stock at the price
      of $0.0005 at June 30, 2004                      2,129  $  90,829
                                                    --------

     Note payable to AJW Qualified Partners,
      LLC (Convertible Debenture) due on
      April 19, 2006 at an annual interest
      rate of 12%                                   $101,125

     Accrued interest of $2,427 and principal
      on Convertible Debenture convertible
      into approximately 207,104,000
      shares of common stock at the price
      of $0.0005 at June 30, 2004                      2,427  $ 103,552
                                                    --------

     Note payable to New Millennium Capital
      Partners II, LLC (Convertible Debenture)
      due on April 19, 2006 at an annual
      interest rate of 12%                           $10,175

     Accrued interest of $224 and principal
      on Convertible Debenture convertible
      into approximately 20,838,000
      shares of common stock at the price
      of $0.0005 at June 30, 2004                        244  $  10,419
                                                    --------

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2004


NOTE 9.    NOTES PAYABLE (continued)

     Convertible Debenture #13

     Note payable to AJW Partners, LLC
      (Convertible Debenture) due on
      June 30, 2006 at an annual interest
      rate of 12%                                    $125,000

     Accrued interest of $41 and principal
      on Convertible Debenture convertible
      into approximately 250,082,000
      shares of common stock at the price
      of $0.0005 at June 30, 2004                         41  $   125,041
                                                    --------

     Note payable to AJW Offshore, Ltd.
      (Convertible Debenture) due on
      June 30, 2006 at an annual interest
      rate of 12%                                   $221,750

     Accrued interest of $73 and principal
      on Convertible Debenture convertible
      into approximately 443,646,000
      shares of common stock at the price
      of $0.0005 at June 30, 2004                         73  $  221,823
                                                    --------

     Note payable to AJW Qualified Partners,
      LLC (Convertible Debenture) due on
      June 30, 2006 at an annual interest
      rate of 12%                                  $252,813

     Accrued interest of $83 and principal
      on Convertible Debenture convertible
      into approximately 505,792,000
      shares of common stock at the price
      of $0.0005 at June 30, 2004                         83  $ 252,896
                                                    --------

     Note payable to New Millennium Capital
      Partners II, LLC (Convertible Debenture)
      due on June 30, 2006 at an annual
      interest rate of 12%                           $25,437

     Accrued interest of $8 and principal
      on Convertible Debenture convertible
      into approximately 50,890,000
      shares of common stock at the price
      of $0.0005 at June 30, 2004                          8  $  25,445
                                                    --------   --------
Subtotal of all Convertible Debentures                        2,353,419

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2004


NOTE 9.    NOTES PAYABLE (continued)

    Less reclassified accrued interest                    $   (199,996)
                                                          ------------
    Subtotal principal value                                 2,153,423
    Derivative conversion option - 150% of principal         3,230,134
    Less unamortized note discount                          (1,154,520)
                                                           -----------
Net carrying value of
  Convertible Debentures 								                  $  4,229,037

      Note payable to Devon Investment Advisors,
      unsecured, due on demand, interest payable
      at an annual rate of 10%.                                241,824

      Note payable to Black Dog Ranch LLC,
      unsecured, due on demand, including interest
      at an annual rate of 18%.                                216,839

      Convertible note payable to Laurus Master Fund, Ltd.,
      unsecured, with interest payable at an annual rate
      of 8%, conversion premium of 25% based on current
      market price of the Company's common stock (as defined), initially due October 12, 2001 and extended to
      December 1, 2001.  Currently in default.                   7,284
                                                           -----------
     Total notes payable                                   $ 4,694,984
        Current portion                                     (4,686,371
                                                           -----------
        Long-term portion                                  $     8,613
                                                           ===========

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2004

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

The note is convertible (at the option of the holder) into common stock at the lesser of 80% of the average of the three lowest closing bid prices during the 30 trading days prior to the closing date (April 12, 2001) or 80% of the average of the three lowest closing bid prices during the 30 trading days prior to the conversion date (assumed to be September 30, 2002). At April 12, 2001, the note was convertible into approximately 2,181,500 common shares at an exercise price of approximately $0.1021 per share, and at September 30, 2002, the note was convertible into approximately 20,189,875 common shares at an exercise price of approximately $0.0064 per share. In either instance, the fair value of the debt instrument (due to the 80% pricing advantage) was $375,000 (a 25% premium on the principal value), resulting in a further convertible debt discount of $152,228, representing the difference between the note's fair value of $375,000 and the allocated proceeds at issuance of $222,772. This discount was also fully amortized at September 30, 2001.

A corresponding $152,228 credit was made to additional paid-in capital for the conversion benefit option, i.e., the intrinsic value of the matured debt instrument. Interest accrued at 8% on the $300,000 note principal through September 30, 2002 was $17,168; for presentation purposes, this interest was added to the principal value of the note at the year-end balance sheet date. The holder can also convert the accrued interest into common stock at a 25% premium ($4,292), bringing the total conversion benefit

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2004

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

The Company was unable to pay-off the note at maturity. However, after receiving bridge financing from another investment group in February 2002, the Company subsequently repaid $150,000 of the obligation, as the note holder elected to not convert the debt to shares. Consequently, the note holder sold 1,479,264 of the 4,773,208 shares of the Company's common stock that had been pledged by officers of the Company as collateral, resulting in net proceeds of $49,148. Adding accrued interest of $17,168 at an annual rate of 8%, brought the loan balance at September 30, 2002 to $129,214. During the year ended September 30, 2003, the note holder sold the remaining 3,293,944 pledged shares for net proceeds of $67,144. The note holder elected to convert essentially all the remaining debt for common stock of the Company, receiving 26,000,000 newly issued Company shares valued at $58,400, and bringing the tentative liability down to $3,670. Accrued interest amounted to $3,183, resulting in a total liability to the note holder at September 30, 2003 of $6,851. For the nine months ended June 30, 2004 accrued interest amounted to $433 resulting in a balance of $7,284 at June 30, 2004.In connection with the pay-down of the debt, the $155,027 beneficial conversion option noted above was reduced to zero through transference to common stock.

In February 2002, the Company borrowed $340,000 from the Mercator Momentum Fund ("Mercator"). This loan from Mercator was a short-term loan due May 15, 2002 and accrued interest at an annual rate of 18%. The loan was secured by shares of the Company's common stock. In April and May of 2002, the Company paid Mercator an aggregate of $100,000. On June 14, 2002 Mercator transferred collateral in the form of 5,861,814 shares of common stock to their name because the Company was in default on the balance of the loan.

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2004

Thereafter, on June 21, 2002, Mercator filed an action against Conectisys Corporation, Robert A. Spigno and Patricia A. Spigno in the Superior Court of California, County of Los Angeles (Case No. BC276283) for breach of promissory note, foreclosure of security interests, fraud and deceit. Mr. Spigno is the Chairman of the Board and a director of the Company and is also the Company's Chief Executive Officer. Ms. Spigno is the Company's Secretary and Chief Financial Officer. On July 3, 2002, Mercator filed a first amended complaint in the Superior Court of California, County of Los Angeles (Case No. BC276283), adding a claim of common count for money lent. In March 2004, the Company settled its suit with Mercator for $150,000.

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

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2004

NOTE 10. SECURED CONVERTIBLE DEBENTURES (continued)

On March 29, 2002 the Company issued an aggregate of $300,000 of 12% convertible debentures in a private offering to four accredited investors. Three of the investors, if certain conversion limitations are disregarded, are beneficial owners of 5% or more of the company's outstanding shares of common stock. The debentures initially were convertible into shares of common stock at the lesser of $.06 per share and 50% of the average of the lowest three intra-day trading prices of a share of common stock during the 20 trading days immediately preceding conversion. In October 2003, the conversion rate was changed from 50% to 40% of the average of the lowest three intra-day trading prices of a share of common stock during the 20 trading days immediately preceding conversion. The debentures were accompanied by warrants to purchase up to an aggregate of 1,500,000 shares of common stock at a per share exercise price equal to the lesser of $.045 and the average of the lowest three intra-day trading prices during the 20 trading days immediately preceding an exercise.

On May 10, 2002 the Company issued an aggregate of $150,000 of 12% convertible debentures in a private offering to four accredited investors. Three of the investors, if certain conversion limitations are disregarded, are beneficial owners of 5% or more of the Company's outstanding shares of common stock. The debentures initially were convertible into shares of common stock at the lesser of $.06 per share and 50% of the average of the lowest three intra-day trading prices of a share of common stock during the 20 trading days immediately preceding conversion. In October 2003, the conversion rate was changed from 50% to 40% of the average of the lowest three intra-day trading prices of a share of common stock during the 20 trading days immediately preceding conversion. The debentures were accompanied by warrants to purchase up to an aggregate of 750,000 shares of common stock at a per share exercise price equal to the lesser of $.045 and the average of the lowest three intra-day trading prices during the 20 trading days immediately preceding an exercise.

On June 17, 2002 the Company issued an aggregate of $300,000 of 12% convertible debentures in a private offering to four accredited investors. Three of the investors, if certain conversion limitations are disregarded, are beneficial owners of 5% or more of the company's outstanding shares of common stock. The debentures initially were convertible into shares of common stock at the lesser of $.06 per share and 50% of the average of the lowest three intra-day trading prices of a share of common stock during the 20 trading days immediately preceding conversion. In October 2003, the conversion rate was changed from 50% to 40% of the average of the lowest three intra-day trading prices of a share of common stock during the 20 trading days immediately preceding conversion. The debentures were accompanied by warrants to purchase up to an aggregate of 1,500,000 shares of common stock at a per share exercise price equal to the lesser of $.045 and the average of the

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2004

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

On November 27, 2002 the Company issued an aggregate of $200,000 of 12% convertible debentures in a private offering to three accredited investors who, if certain conversion limitations are disregarded, would be deemed beneficial owners of 5% or more of the Company's outstanding shares of common stock. The debentures initially were convertible into shares of common stock at the lesser of $.01 per share and 50% of the average of the lowest three intra-day trading prices of a share of common stock during the 20 trading days immediately preceding conversion. In October 2003, the conversion rate was changed from 50% to 40% of the average of the lowest three intra-day trading prices of a share of common stock during the 20 trading days immediately preceding conversion. The debentures were accompanied by warrants to purchase up to an aggregate of 1,000,000 shares of common stock at a per share exercise price equal to $.005.

On March 3, 2003 the Company issued an aggregate of $150,000 of 12% convertible debentures in a private offering to these same three accredited investors. The debentures initially were convertible into shares of common stock at the lesser of $.01 per share and 50% of the average of the lowest three intra-day trading prices of a share of common stock during the 20 trading days immediately preceding conversion. In October 2003, the conversion rate was changed from 50% to 40% of the average of the lowest three intra-day trading prices of a share of common stock during the 20 trading days immediately preceding conversion. The debentures were accompanied by warrants to purchase up to an aggregate of 750,000 shares of common stock at a per share exercise price equal to $.005.

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2004


NOTE 10. SECURED CONVERTIBLE DEBENTURES (continued)

On May 12, 2003 the Company issued an aggregate of $150,000 of 12% convertible debentures in a private offering to the three accredited investors. The debentures initially were convertible into shares of common stock at the lesser of $.01 per share and 50% of the average of the lowest three intra-day trading prices of a share of common stock during the 20 trading days immediately preceding conversion. In October 2003, the conversion rate was changed from 50% to 40% of the average of the lowest three intra-day trading prices of a share of common stock during the 20 trading days immediately preceding conversion. The debentures were accompanied by warrants to purchase up to an aggregate of 750,000 shares of common stock at a per share exercise price equal to $.005.

On November 25, 2003 the Company issued an aggregate of $100,000 of 12% convertible debentures in a private offering to the three accredited investors. The debentures were convertible into shares of common stock at the lesser of $.005 per share and 40% of the average of the lowest three intra-day trading prices of a share of common stock during the 20 trading days immediately
preceding conversion.   The debentures were accompanied by warrants to purchase
up to an aggregate of 500,000 shares of common stock at a per share exercise price equal to $.005.

On December 3, 2003 the Company issued an aggregate of $50,000 of 12% convertible debentures in a private offering to the three accredited investors. The debentures were convertible into shares of common stock at the lesser of $.005 per share and 40% of the average of the lowest three intra-day trading prices of a share of common stock during the 20 trading days immediately preceding conversion. The debentures were accompanied by warrants to purchase up to an aggregate of 250,000 shares of common stock at a per share exercise price equal to $.005.

On December 31, 2003 the Company issued an aggregate of $50,000 of 12% convertible debentures in a private offering to the three accredited investors. The debentures were convertible into shares of common stock at the lesser of $.005 per share and 40% of the average of the lowest three intra-day trading prices of a share of common stock during the 20 trading days immediately preceding conversion. The debentures were accompanied by warrants to purchase up to an aggregate of 250,000 shares of common stock at a per share exercise price equal to $.005.

On February 18, 2004 the Company issued an aggregate of $50,000 of 12% convertible debentures in a private offering to the three accredited investors. The debentures were convertible into shares of common stock at the lesser of $.005 per share and 40% of the average of the lowest three intra-day trading prices of a share of common stock during the 20 trading days immediately preceding conversion. The debentures were accompanied by warrants to purchase up to an aggregate of 250,000 shares of common stock at a per share exercise price equal to $.005.

On March 4, 2004 the Company issued an aggregate of $250,000 of 12% convertible debentures in a private offering to the three accredited investors. The debentures were convertible into shares of common stock at the lesser of $.005 per share and 40% of the average of the lowest three intra-day trading prices of a share of common stock during the 20 trading days immediately preceding conversion. The debentures were accompanied by warrants to purchase up to an aggregate of 1,250,000 shares of common stock at a per share exercise price equal to $.005.

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2004


NOTE 10. SECURED CONVERTIBLE DEBENTURES (continued)

On April 19, 2004, the Company issued an aggregate of $250,000 of 12% convertible debentures in a private offering to the three accredited investors. The debentures were convertible into shares of common stock at the lesser of $.005 per share and 40% of the average of the lowest three intra-day trading prices of a share of common stock during the 20 trading days immediately preceding conversion. The debentures were accompanied by warrants to purchase up to an aggregate of 750,000 shares of common stock at a per share exercise price equal to $.002.

On June 30, 2004 the Company issued an aggregate of $625,000 of 12% convertible debentures in a private offering to the three accredited investors. The debentures were convertible into shares of common stock at the lesser of $.005 per share and 40% of the average of the lowest three intra-day trading prices of a share of common stock during the 20 trading days immediately preceding conversion. The debentures were accompanied by warrants to purchase up to an aggregate of 1,875,000 shares of common stock at a per share exercise price equal to $.002.

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2004

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

As part of the recording of the convertible debt transactions, a beneficial conversion option was recognized, along with a corresponding convertible debt discount. The fair value of the thirty three debt instruments issued totaling $1,750,000 in principal value was $3,500,000 in aggregate, representing a 100% premium on the principal value (due to the 100% pricing advantage) and making the beneficial conversion option $1,637,735 at the inception of the loans ($1,750,000 proceeds less $112,265 allocated to the issuance of the 8,750,000 related warrants). In October 2003, the conversion option was increased to 150% from 100% which resulted in an increase of $563,258 in the conversion interest and a corresponding expense in the current period. Due to the nature of the debt instrument and its repayment terms, the beneficial conversion option has been re-characterized as derivative conversion option and reclassified as additional debt. In connection with the issuance of an additional $1,375,000 of convertible debt during the nine months ended June 30, 2004, the derivative conversion option was increased by $2,062,500.

During the fiscal year ended September 30, 2002, the Company issued 12,667,178 shares of common stock in connection with interest payments and upon conversion of an aggregate $93,130 of principal and $6,916 of related interest on the Company's convertible debentures. A corresponding pro-rata reduction of $80,702 to the beneficial conversion option was made. During the fiscal year ended September 30, 2003, the Company issued another 103,778,301 shares of common stock in connection with the conversion of another $193,665 of principal and $34,355 of accrued interest on the Company's convertible debentures,

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2004

NOTE 10. SECURED CONVERTIBLE DEBENTURES (continued)

resulting in a convertible debt principal balance at September 30, 2003 of $963,205 (net of an aggregate of $286,795 in debt conversions through that date). A corresponding pro-rata reduction of $177,845 was made to the beneficial conversion option during the fiscal year ended September 30, 2003 (an aggregate of $258,547 since the inception of the loans), bringing the beneficial conversion option balance at September 30, 2003 to $881,550.
In October 2003, the conversion option was increase to 150% from 100% resulting in an increase of $563,258 and a re-characterization of the conversion option as additional debt.

During the nine months ended June 30, 2004, the Company issued an additional $1,375,000 of 12% convertible debentures. Also, the Company issued 229,392,478 shares of common stock in connection with the conversion of another $184,782 of principal and $46,611 of accrued interest on the Company's convertible debentures, resulting in a convertible debt principal balance at June 30, 2004 of $2,153,423 (net of an aggregate of $471,577 in debt conversions through that date). In connection with the issuance of the additional $1,375,000 convertible debt, the Company recorded a corresponding derivative conversion option of $2,062,500. A corresponding pro-rata reduction of $277,173 was made to the derivative conversion option during the nine months ended June 30, 2004 (an aggregate of $535,720 since the inception of the loans), bringing the derivative conversion option balance at June 30, 2004 to $3,230,135.

The aggregate note discount of $2,625,000 is being amortized over the one-year lives of the respective debt instruments. Of this amount, $279,115 was amortized during the fiscal year ended September 30, 2002, another $653,720 during the year ended September 30, 2003 and $387,501 during the nine months ended June 30, 2004, while $69,233 in convertible bond discount was transferred to equity upon conversion of $93,130 in debt principal during the fiscal year ended September 30, 2002, $52,340 upon conversion of $193,665 of debt principal during the fiscal year ended September 30, 2003 and $28,571 upon conversion of $99,616 of debt principal during the nine months ended June 30, 2004, resulting in an unamortized convertible debt discount balance of $1,154,520 at June 30, 2004.

As of June 30, 2004, the Company was indebted for an aggregate of $2,353,419, including $2,153,423 of principal and $199,996 of accrued interest on these convertible debentures. To the extent debentures issued by the Company are converted into shares of common stock, the Company will not be obligated to repay the converted amounts.

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2004

NOTE 11.        SHAREHOLDERS' EQUITY (DEFICIT)

The Company's authorized capital stock consists of 1,000,000,000 shares of common stock, no par value per share, and 50,000,000 shares of preferred stock, $1.00 par value per share. On July 29, 2004, the shareholders of the Company approved an increase in the Company's authorized capital stock to 7,500,000,000 shares of common stock. Of the 50,000,000 authorized shares of preferred stock, 1,000,000 shares have been designated as Class A Preferred Stock and 1,000,000 shares have been designated as Class B Preferred Stock, and the remaining 48,000,000 shares are undesignated. As of June 30, 2004, there were 953,542,350 shares of the Company's common stock outstanding held by approximately 750 holders of record and 215,865 shares of the Company's Class A Preferred Stock outstanding held by one holder of record and no shares of Class B Preferred Stock outstanding.

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

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2004

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

During the months October 2002 through September 2003, the Company issued 103,778,301 of its common shares to an investor group in exchange for $193,665 principal value of convertible debt and $34,355 in accrued interest. In conjunction with these transactions, $177,845 of the Company's beneficial conversion

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2004

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

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2004

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

During the months October 2003 through June 30, 2004, the Company issued 229,392,478 shares of common stock to holders of convertible debentures in exchange for $184,782 in debt reduction and $46,611 in accrued interest. In conjunction with these transactions, the Company transferred $277,173 in derivative conversion option, net of $28,571 convertible debt discount to common stock.

During the months October 2003 through December 2003, the Company issued 156,625,000 shares of its restricted common stock to a consultant for debt reduction of $158,575.

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

NOTE 12.  INCOME TAXES

Deferred income taxes consisted of the following at June 30, 2004:

      Deferred tax asset, benefit
      of net operating loss
      carryforward                                $ 8,600,000
        Valuation allowance                        (8,600,000)
                                                  -----------
        Net deferred taxes                       $       -
                                                  ===========

The valuation allowance offsets the net deferred tax asset, since it is more likely than not that it would not be recovered. During the year ended
June 30, 2004, the deferred tax asset and valuation allowance were both increased by $500,000.

The Company has approximately $19,400,000 in both federal and California net operating loss carryforwards. The federal net operating loss carryforwards expire as follows: $2,700,000 in the year 2012, $5,300,000 in 2018, $1,200,000 in 2019, $3,500,000 in 2020, $2,400,000 in 2021, $2,300,000 in 2022, and
$2,000,000 in 2023. The California net operating loss carryforwards expire as follows: $2,700,000 in the year 2002, $5,300,000 in 2003, $1,200,000 in 2004,
$3,500,000 in 2005, $2,400,000 in 2013, and $4,300,000 in 2014.  The Company is
now current in filing its federal and California corporate income tax returns through the tax year ended November 30, 2003.

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2004

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

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2004

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

Litigation

There has been one recent legal proceeding to which the Company has been a party:

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

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2004

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

On June 21, 2002 Mercator filed an action against Conectisys Corporation, Robert A. Spigno and Patricia A. Spigno in the Superior Court of California, County of Los Angeles (Case No. BC276283) for breach of promissory note, foreclosure of security interests and fraud and deceit. Mr. Spigno is the Chairman of the Board and a director of the Company and is also the Company's Chief Executive Officer. Ms. Spigno is the Company's Secretary and Chief Financial Officer. On July 3, 2002, Mercator filed a first amended complaint in the Superior Court of California, County of Los Angeles (Case No. BC276283) adding a claim of common count for money lent. In March 2004, the Company settled its suit with Mercator for $150,000.

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2004

NOTE 13.        COMMITMENTS AND CONTINGENCIES (continued)

Litigation (continued)

The Company, during its normal course of business, may be subject from time to time to disputes and to legal proceedings against it. Both counsel and management do not expect that the ultimate outcome of any current claims will have a material adverse effect on the Company's financial statements.


NOTE 14.        FORM S-8 FILINGS

In November 2003, the Company filed a registration statement on Form S-8 covering 12,000,000 shares issued to an independent consultant to the Company, which authorized the re-sale of the 12,000,000 shares of common stock valued at $46,800. In March 2004, the Company filed another registration statement on Form S-8 covering an additional 14,000,000 share issued to the same independent consultant valued at $36,400.


NOTE 15.        STOCK OPTIONS AND WARRANTS

During the fiscal year ended September 30, 1999, the Company issued to a note holder options to purchase 500,000 shares of the Company's Class B preferred stock at an exercise price of $5.00 per share. As consideration, the Company reduced its debt to the note holder by $50,000 and received an extension of time to pay-off its promissory note. The Company also issued to its CEO options to purchase another 500,000 shares of the Company's Class B preferred stock at an exercise price of $5.00 per share in exchange for a reduction in debt of $50,000. Total consideration received on the above issued options, as evidenced by debt reduction, was $100,000. These options could be exercised through November 1, 2002 and can also be converted into common stock at the rate of 10 common shares for each Class B preferred share. In September 2001, the exercise price on the Class B preferred stock options was adjusted to $2.50 per share and the exercise period was extended to November 1, 2005.

The Company's CEO currently own 215,865 shares of the Company's Class A preferred stock, of which 60,000 shares were purchased during the year ended September 30, 2002, and has options to purchase another 234,155 shares at an exercise price of $1.00 per share through November 1, 2005.

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2004

NOTE 15.        STOCK OPTIONS AND WARRANTS (continued)

The Company accounts for stock-based compensation under the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25. Accordingly, compensation expense for common stock options and warrants issued to employees for services have been recorded as the difference between the intrinsic value of those services as measured by the (discounted) market value of the common stock at the date of grant and the exercise price, with pro forma disclosure of the excess market value as required by FASB No. 123. No common stock options or warrants were granted to employees (including officers) and directors of the Company during the nine months ended June 30, 2004 or 2003.

All common stock options and warrants issued to consultants and other non-employees have been recorded at the fair value of the services rendered and equivalent to the market value (as discounted, if applicable) of the equity
instruments received as per FASB No. 123.   The market value was determined by
utilizing an averaging convention of between 5 to 30 days of the closing price of the Company's common stock as traded on the OTC Bulletin Board (stock symbol
CNES) through the grant date and applying certain mathematical assumptions as required under the Black-Scholes model. Such assumptions, pertaining to the risk-free annual rate of return and stock volatility, were generally the same as those mentioned above when making fair value disclosures for the issuance of officer and employee stock options, except that the risk-free annual rate of return during the latter half of fiscal 2001 and subsequent was assumed to be 5% (rather than 6%) due to the general decline of interest rates occurring throughout the economy and the world.

At September 30, 2002, the Company had an aggregate of 8,807,154 common stock options and a total of 1,000,000 Class B preferred stock options recorded as additional paid-in capital at a value of $1,443,695. Of the common stock options and warrants, 2,043,654

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2004

NOTE 15.        STOCK OPTIONS AND WARRANTS (continued)

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

In November 2003 trough December 2003, 1,000,000 seven-year common stock warrants were issued to an accredited investor group in connection with a $200,000 12% convertible debenture financing arrangement (see Note 10 above). The allocated cost of these warrants amounted to $945, resulting in a recorded balance of stock options and warrants exercisable at December 31, 2003 of $1,454,456 (including $100,000 attributable to 1,000,000 Class B preferred stock options noted above).

In February 2004 and March 2004, 1,500,000 seven-year common stock warrants were issued to an accredited investor group in connection with a $300,000 12% convertible debenture financing arrangement (see Note 10 above). The allocated cost of these warrants amounted to $1,417, resulting in a recorded balance of stock options and warrants exercisable at June 30, 2004 of $1,455,873 (including $100,000 attributable to 1,000,000 Class B preferred stock options noted above).

In April 2004, 750,000 seven-year common stock warrants were issued to an accredited investor group in connection with a $250,000 12% convertible debenture financing arrangement (see Note 10 above). The allocated cost of these warrants amounted to $1,181, resulting in a recorded balance of stock options and warrants exercisable at June 30, 2004 of $1,457,054 (including $100,000 attributable to 1,000,000 Class B preferred stock options noted above).

In June 2004, 1,875,000 seven-year common stock warrants were issued to an accredited investor group in connection with a $625,000 12% convertible debenture financing arrangement (see Note 10 above). The allocated cost of these warrants amounted to $2,952, resulting in a recorded balance of stock options and warrants exercisable at June 30, 2004 of $1,460,006 (including $100,000 attributable to 1,000,000 Class B preferred stock options noted above).

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2004

NOTE 15.        STOCK OPTIONS AND WARRANTS (continued)

The common stock option activity during the nine months ended June 30, 2004 and the fiscal year ended September 30, 2003 is summarized as follows:

                                         Common Stock   Weighted
                                            Options      Average
                                              and       Exercise
                                            Warrants      Price
                                          ----------    --------
Balance outstanding, October 1, 2002       8,807,154        .280

 Granted                                   2,500,000        .010
                                          ----------
Balance outstanding, September 30, 2003   11,307,154       $.204

  Granted                                  5,125,000        .003
                                          ----------
Balance outstanding, June 30, 2004        16,432,154       $.152
                                          ==========       =====

The following table summarizes information about common stock options at June 30, 2004:

                                 Outstanding             Exercisable
                            Weighted    Weighted               Weighted
   Range of       Common    Average      Average      Common    Average
   Exercise        Stock      Life      Exercise       Stock   Exercise
    Prices       Options    (Months)      Price       Options    Price
---------------  ---------  -------     --------    ----------  -------
$2.000 - $2.000    563,500        2     $  2.000       563,500  $ 2.000
$ .380 - $ .380    100,000        6     $   .380       100,000  $  .380
$ .192 - $ .192  1,000,000        9     $   .192     1,000,000  $  .192
$ .050 - $ .050  3,750,000       10     $   .045     3,750,000  $  .045
$ .130 - $ .130  1,450,000       14     $   .130     1,450,000  $  .130
$ .386 - $ .386  1,443,654       17     $   .386     1,443,654  $  .386
$ .380 - $ .380    500,000       17     $   .380       500,000  $  .380
$ .002 - $ .002  2,500,000       67     $   .005     2,500,000  $  .005
$ .002 - $ .002  1,000,000       77     $   .005     1,000,000  $  .005
$ .002 - $ .002  1,500,000       80     $   .005     1,000,000  $  .005
$ .002 - $ .002    750,000       83     $   .002       750,000  $  .002
$ .002 - $ .002  1,875,000       84     $   .002     1,875,000  $  .002


$ .002 - $2.000 16,432,154       42     $   .152    16,432,154  $  .152
=============== ==========       ==     ========    ==========  =======


NOTE 16.       SUBSEQUENT EVENTS

On July 29, 2004, the shareholders of the Company approved an increase in the Company's authorized capital stock from 1,000,000,000 shares of common stock to 7,500,000,000 shares of common stock.

Subsequent to June 30, 2004, the Company issued an aggregate of 34,624,506 shares of common stock in exchange for reduction of an aggregate $15,000 in convertible debt plus related interest.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    This report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. We intend that those forward-looking statements be subject to the safe harbors created by those sections. These forward-looking statements generally include the plans and objectives of management for future operations, including plans and objectives relating to our future economic performance, and can generally be identified by the use of the words "believe," "intend," "plan," "expect," "forecast," "project," "may," "should," "could," "seek," "pro forma," "estimates," "continues," "anticipate" and similar words. The forward-looking statements and associated risks may include, relate to, or be qualified by other important factors, including, without limitation:

    o our ability to obtain FCC approval of our H-Net(TM) wireless meter reading product;
    o the projected growth in the automated meter reading markets;
    o our business strategy for establishing and expanding our presence in these markets;
    o our ability to successfully implement our business plans;
    o our ability to hire and retain qualified personnel;
    o anticipated trends in our financial condition and results of operations;
    o our ability to distinguish ourselves from our competitors; and
    o uncertainties relating to economic conditions in the markets in which we currently operate and in which we intend to operate in the future.

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

    We are currently developing our H-Net(TM) 5.0 wireless meter reading product which is designed to increase the data transmission range of our H-Net(TM) system over the data transmission range of our existing H-Net(TM) 4.0 product. The development of our H-Net(TM) 5.0 product is also directed at curing certain radio frequency interference experienced in our H-Net(TM) 4.0 product. On August 16, 2004, we submitted to the FCC our H-Net(TM) 5.0 wireless meter reading product for approval for commercialization and sale. We expect that this approval by the FCC will occur within approximately 60 days following submission to the FCC of our H-Net(TM) 5.0 wireless meter reading product, but no assurances can be made that this approval will be obtained or that it will not be delayed. Once FCC approval is obtained, we expect that our H-Net(TM) 5.0 wireless meter reading product will be ready for full-scale commercial production.

    We have not yet sold any H-Net(TM) systems and we do not expect any significant sales of our H-Net(TM) systems until after FCC approval is obtained. Accordingly, we have not earned any significant revenues from the sale of our H-Net(TM) system. We have no history of revenues and have incurred significant losses since the beginning of the development of our H-Net(TM) system. We have a significant accumulated deficit and negative working capital. As a result of our financial condition, our independent auditors have issued a report questioning our ability to continue as a going concern.

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

Results of Operations

  Comparison of Results of Operations for the Three Months Ended June 30, 2004 and 2003

      We did not generate any revenues for the three months ended June 30, 2004 and June 30, 2003. Cost of sales for the three months ended June 30, 2004 was $26,583 as compared to $41,761 for the three months ended June 30, 2003, a decrease of $15,178 or 36.3%. This decrease in cost of sales primarily was due to a decrease in production of models and prototypes of our H-Net(TM) products that are used for sales and marketing purposes.

    General and administrative expenses decreased by $77,396 or 19.0% to $331,056 for the three months ended June 30, 2004 as compared to $408,452 for the same period in 2003. This decrease was primarily due to decreased expenses associated with legal and consulting services.

		Interest expense increased by $498,240 or 170% to $791,470 during the three months ended June 30, 2004, as compared to $293,230 for the same period in
2003.  This increase was primarily attributable to the 	mark to market of the
derivative conversion option in the amount of approximately $437,500 associated with new convertible debt issued during the quarter ended June 30, 2004.

    Net loss for the three months ended June 30, 2004 increased by $405,666 or 54.6% to $1,149,109 as compared to a net loss of $743,443 for the same period in 2003. The increase in net loss primarily resulted from increased interest expense, which was partially offset by decreased general and administrative expenses, as discussed above.

  Comparison of Results of Operations for the Nine Months Ended June 30, 2004 and 2003

    We did not generate any revenues for the nine months ended June 30, 2004 and June 30, 2003. Cost of sales for the nine months ended June 30, 2004 was $48,778 as compared to $76,775 for the nine months ended June 30, 2003, a decrease of $27,997 or 36.5%. This decrease in cost of sales primarily was due to a decrease in production of models and prototypes of our H-Net(TM) products that are used for sales and marketing purposes.

    General and administrative expenses decreased by $332,162 or 25.6% to $963,406 for the nine months ended June 30, 2004 as compared to $1,295,568 for the nine months ended June 30, 2003. This decrease was primarily due to decreased expenses associated with legal and consulting services.

		Interest expense increased by $1,008,291 or 123% to $1,828,959 for the nine months ended June 30, 2004, as compared to $820,668 for the nine months ended
June 30, 2003.  This increase was primarily due to an expense in the amount of
$563,258 resulting from the reduction in October 2003 of the variable conversion price of our outstanding convertible debentures from 50% to 40% of the average of the lowest three intra-day trading prices of a share of our common stock during the twenty trading days immediately preceding conversion, along with the mark to market of the derivative conversion option in the amount of approximately $687,500 associated with new convertible debt issued during the nine months ended June 30, 2004, net of decreased amortization of convertible debt discount of approximately $250,000 during the period.

		Net loss for the nine months ended June 30, 2004 increased by $798,132 or
36.4% to $2,991,143 as compared to a net loss of $2,193,011 for the nine months ended June 30, 2003. The increase in net loss primarily resulted from increased interest expense, which was partially offset by decreased general and administrative expenses, as discussed above.

Liquidity and Capital Resources

    During the twelve months ended September 30, 2003 and the three and nine months ended June 30, 2004, we financed our operations solely through private placements of securities. We are currently developing our H-Net(TM) 5.0 wireless meter reading product. On August 16, 2004, we submitted to the FCC our H-Net(TM)
5.0 wireless meter reading product for approval for commercialization and sale. We expect that this approval by the FCC will occur within approximately 60 days following submission to the FCC of our H-Net(TM) 5.0 wireless meter reading product, but no assurances can be made that this approval will be obtained or that it will not be delayed.

    We have not yet sold any H-Net(TM) systems and we do not expect any significant sales of our H-Net(TM) systems until after FCC approval is obtained. Accordingly, we have not earned any significant revenues from the sale of our H-Net(TM) systems. We have no history of revenues and have incurred significant losses since the beginning of the development of our H-Net(TM) system. We have a significant accumulated deficit and negative working capital. As a result of our financial condition, our independent auditors have issued a report questioning our ability to continue as a going concern. Our consolidated financial statements as of and for the years ended September 30, 2003 and 2002 have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

    As of June 30, 2004, we had a working capital deficit of approximately $6,084,000 and an accumulated deficit of approximately $28,296,000. As of that date, we had approximately $406,000 in cash and cash equivalents. We had accounts payable and accrued compensation expenses of approximately $1,663,000. We had other current liabilities, including amounts due to officers, accrued interest, notes payable and current portion of long term debt of approximately $5,212,000, including those issued prior to the beginning of fiscal year 2004. To the extent convertible debentures or promissory notes that we have issued are converted into shares of common stock, we will not be obligated to repay the converted amounts.

    Cash used in our operating activities totaled approximately $943,000 for the nine months ended June 30, 2004 as compared to approximately $674,000 for the nine months ended June 30, 2003. No cash was provided by our investing activities for the nine months ended June 30, 2004 and 2003.

    Cash provided by our financing activities totaled $1,347,000 for the nine months ended June 30, 2004 as compared to $676,000 for the nine months ended June 30, 2003. We raised all of the cash provided by financing activities during the nine months ended June 30, 2004 from the issuance of common stock, convertible debentures and/or promissory notes.

    As of March 29, 2003, we were in default in the repayment of principal of approximately $114,000 plus related interest on our secured convertible debentures due March 29, 2003; as of May 10, 2003, we were in default in the repayment of principal of approximately $150,000 plus related interest on our secured convertible debentures due May 10, 2003; as of June 17, 2003, we were in default in the repayment of principal of approximately $300,000 plus related interest on our secured convertible debentures due June 17, 2003; as of November 27, 2003 we were in default in the repayment of principal of approximately $200,000 plus related interest on our secured convertible debentures due November 27, 2003; as of March 3, 2004, we were in default in the repayment of principal of approximately $123,000 plus related interest on our secured convertible debentures due March 3, 2004; and as of May 12, 2004, we were in default in the repayment of principal of approximately $150,000 plus related interest on our secured convertible debentures due May 12, 2004. As of August 17, 2004, each of these defaults was continuing and we were in payment default under convertible debentures in the aggregate principal amount of approximately $763,423 plus related interest on those debentures. As of August 17, 2004, we also were in default under our obligations to register for resale shares of our common stock underlying certain of our outstanding convertible debentures. In addition, as of August 17, 2004, we also were in default under our obligations to make quarterly interest payments under all of our outstanding convertible debentures issued prior to March 31, 2004. As of August 17, 2004, as a result of the above defaults, the holders of our secured convertible debentures were entitled to pursue their rights to foreclose upon their security interest in all of our assets. However, as of that date, we were not aware of any action taken by the holders of our secured convertible debentures to pursue such rights, and as of that date we also were not aware of any other legal or similar action taken by those holders to enforce their rights or as a result of our defaults under those secured convertible debentures.

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

    As of August 17, 2004, we had issued the following secured convertible debentures, which provide for interest at the rate of 12% per annum, and warrants to purchase common stock to various accredited inventors in connection with debenture offering transactions:

                  Original          Net          Remaining    Accrued and     Warrants
                  Principal     Proceeds to      Principal       Unpaid      Issued in
Issuance Date    Amount ($)   ConectiSys($)(1)   Amount ($)  Interest($)(2)  Offering (#)
---------------  ----------   ----------------   ----------  --------------  ------------
March 29, 2002   $  300,000   $   225,000        $   48,000  $  13,000        1,500,000
May 10, 2002        150,000       125,000           150,000     38,600          750,000
June 17, 2002       300,000       238,000           300,000     73,500        1,500,000
November 27, 2002   200,000       144,000              -           -          1,000,000
March 3, 2003       150,000       100,000           116,000     18,500          750,000
May 12, 2003        150,000       100,000           150,000     20,500          750,000
November 25, 2003   100,000        75,000           100,000      7,200          500,000
December 3, 2003     50,000        31,000            50,000      3,500          250,000
December 31, 2003    50,000        31,000            50,000      3,000          250,000
February 18, 2004    50,000        35,000            50,000      2,200          250,000
March 4, 2004       250,000       203,000           250,000      9,800        1,250,000
April 19, 2004      250,000       165,000           250,000        -            750,000
June 30, 2004       625,000       452,000           625,000        -          1,875,000
                  ---------    ----------       ----------- ----------       ----------
         Total: $ 2,625,000   $ 1,924,000       $ 2,139,000 $  189,800       11,375,000
                ===========   ===========       =========== ==========       ==========
    _________________

    (1) Amounts represent net proceeds after deducting expenses incurred in connection with the offering as well as expenses for legal fees incurred in connection with preparation of reports and statements filed with the Securities and Exchange Commission. Amounts for April and June 2004 offerings also represent net proceeds after deducting one year of interest paid in advance in the amounts of $30,000 and $75,000, respectively.

    (2) Amounts represents accrued and unpaid interest outstanding as of June 30, 2004. Total amount of accrued and unpaid interest does not account for approximately $100,000 of interest paid in advance.

    Each of the above secured convertible debentures, except for the convertible debentures issued in April and June 2004, are due one year following their respective issuance dates. The convertible debentures issued in April and June 2004 are due two years following their respective issuance dates. The conversion price of our secured convertible debentures is the lower of 40% of the average of the three lowest intra-day trading prices of a share of our common stock on the OTC Bulletin Board(R) during the twenty trading days immediately preceding the conversion date, and either (a) $.06 for the March, May and June 2002 convertible debentures, (b) $.01 for the November 2002, March and May 2003 convertible debentures, or (c) $.005 for the November and December 2003 and the February, March, April and June 2004 convertible debentures. As of August 17, 2004, the applicable conversion price was approximately $.00032 per share.

    In October 2003, in consideration for certain bridge financing which later was incorporated into the November 2003 convertible debenture offering described above, the variable conversion price of our outstanding 12% convertible debentures issued from March 2002 through June 2002 and from November 2002 through May 2003 was reduced from 50% to 40% of the average of the lowest three intra-day trading prices of a share of common stock during the 20 trading days immediately preceding conversion.

    As of August 17, 2004, we had a loan outstanding and due on demand in an amount equal to approximately $36,000. This loan accrues interest at an annual rate of 18% and was made by Robert Spigno, our President and Chief Executive Officer and a member of our board of directors. As of that date we also had a loan outstanding and due on demand in an amount equal to approximately $42,000. This loan accrues interest at an annual rate of 18% and was made by Patricia Spigno, our Chief Financial Officer and Secretary.

    As of August 17, 2004, we had a promissory note outstanding and due September 1, 2004, payable in the approximate amount of $291,000. This note bears interest at an annual rate of 18%.

    In April 2001, we issued an 8% Convertible Note to Laurus Master Fund, Ltd., or Laurus, in the principal amount of $300,000. We have been unable to repay the amounts owed under this note and we have failed to satisfy our obligation to register for resale the shares of common stock underlying this note. On February 15, 2002, and as amended on April 2, 2002, we agreed to terms with Laurus regarding our obligations under this note. Under the terms of this agreement, we paid to Laurus $100,000 in cash on February 19, 2002 and $50,000 in cash on April 5, 2002. However, we have not met all the terms of the February 15, 2002 agreement, as well as, the original terms under the April 2001 Convertible Note. We are currently working with Laurus to pay down the remaining balance of the original April 2001 Convertible Note. As of September 30, 2003, approximately $6,850 of principal and accrued and unpaid interest under the original note remained outstanding. As of August 17, 2004, approximately $7,300 of principal and accrued and unpaid interest under this note remained outstanding.

    Our continued operations are dependent on securing additional sources of liquidity through debt and/or equity financing.

    As indicated above, our consolidated financial statements as of and for the years ended September 30, 2003 and 2002 have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As discussed in this document and in Note 1 to our consolidated financial statements for the years ended September 30, 2003 and 2002 in our Annual Report on Form 10-K for 2003, we have suffered recurring losses from operations and at September 30, 2003 had net capital and working capital deficiencies. These factors, among others, raised substantial doubt about our ability to continue as a going concern and led our independent certified public accountants to modify their unqualified report to include an explanatory paragraph related to our ability to continue as a going concern. The consolidated financial statements included in this document do not include any adjustments that might result from the outcome of this uncertainty.

    We have been, and currently are, working toward identifying and obtaining new sources of financing. Our current convertible debenture investors have provided us with an aggregate of $2,625,000 in financing to date. No assurances can be given that they will provide any additional financing in the future. Our current secured convertible debenture financing documents contain notice and right of first refusal provisions and the grant of a security interest in substantially all of our assets in favor of the convertible debenture investors, all of which provisions will restrict our ability to obtain debt and/or equity financing from any investor other than our current investors.

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

    We have not yet sold any H-Net(TM) systems and we do not expect any significant sales of our H-Net(TM) systems until after FCC approval of our H-Net(TM) 5.0 wireless meter reading product is obtained. We expect that this approval will be obtained prior to the end of 2004, but no assurances can be made that this approval will be obtained or that it will not be delayed. Once FCC approval is obtained, we expect that our H-Net(TM) 5.0 wireless meter reading product will be ready for full-scale commercial production. We believe that if we are successful in deploying our H-Net(TM) system, we will begin to generate revenues from our business activities.

Effect of Inflation

    Inflation did not have any significant effect on the operations of the Company during the quarter ended June 30, 2004. Further, inflation is not expected to have any significant effect on future operations of the Company.

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

    Since the fair value is estimated as of the effective date of the relevant financial statements, the amounts that will actually be realized or paid at settlement of the instruments could be significantly different. The carrying amount of cash and cash equivalents is assumed to be the fair value because of the liquidity of these instruments. Accounts payable, accrued compensation, due to officer, other current liabilities, and notes payable approximate fair value because of the short maturity of these instruments. Long-term debt is recorded at face value because the principal amount is convertible into common stock.

ITEM 3.  CONTROLS AND PROCEDURES.

    Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have concluded, based on their evaluations as of June 30, 2004 (the "Evaluation Date"), that the design and operation of our "disclosure controls and procedures" (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended ("Exchange Act")) are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated, recorded, processed, summarized and reported to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding whether or not disclosure is required.

    There were no significant changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to the Evaluation Date, nor were there any significant deficiencies or material weaknesses in our internal controls. As a result, no corrective actions were required or undertaken.

                        PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

    We are not a party to any material pending legal proceedings.

ITEM 2. CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

    On April 19, 2004, we issued $250,000 of 12% convertible debentures in a private offering to four accredited investors. The investors, if certain conversion limitations are disregarded, are beneficial owners of 5% or more of our outstanding shares of common stock. The debentures initially were convertible into shares of common stock at the lesser of $.005 per share and 40% of the average of the lowest three intraday trading prices of a share of common stock during the 20 trading days immediately preceding conversion. The debentures were accompanied by warrants to purchase up to an aggregate of 1,250,000 shares of common stock at a per share exercise price equal to $.005.

    In April 2004, we issued an aggregate of 52,123,755 shares of common stock to three accredited investors upon conversion of an aggregate of $30,000 in principal and related interest on our convertible debentures.

    In May 2004, we issued an aggregate of 32,288,408 shares of common stock to four accredited investors upon conversion of an aggregate of $18,500 in principal and related interest on our convertible debentures.

    In May 2004, we issued 80,625,000 shares of common stock to an accredited investor and a creditor in consideration for a reduction in debt in the amount of $82,125.

    On June 30, 2004, we issued $625,000 of 12% convertible debentures in a private offering to three accredited investors. The investors, if certain conversion limitations are disregarded, are beneficial owners of 5% or more of our outstanding shares of common stock. The debentures initially were convertible into shares of common stock at the lesser of $.005 per share and 40% of the average of the lowest three intraday trading prices of a share of common stock during the 20 trading days immediately preceding conversion. The debentures were accompanied by warrants to purchase up to an aggregate of 1,875,000 shares of common stock at a per share exercise price equal to $.005.

    In June 2004, we issued an aggregate of 51,298,628 shares of common stock to four accredited investors upon conversion of an aggregate of $36,667 in principal and related interest on our convertible debentures.

    In June 2004, we issued 90,000 shares of common stock to an accredited investor and a creditor in consideration for a reduction in debt in the amount of $1,350.

    The issuances of our securities described above were made in reliance upon the exemption from registration available under Section 4(2) of the Securities Act of 1933, as amended, as transactions not involving a public offering. This exemption was claimed on the basis that these transactions did not involve any public offering and the purchasers in each offering were sophisticated and had sufficient access to the kind of information registration would provide, including our most recent Annual Report on Form 10-KSB and our most recent Quarterly Report on Form 10-QSB.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

    As of March 29, 2003, we were in default in the repayment of principal of approximately $114,000 plus related interest on our secured convertible debentures due March 29, 2003; as of May 10, 2003, we were in default in the repayment of principal of approximately $150,000 plus related interest on our secured convertible debentures due May 10, 2003; as of June 17, 2003, we were in default in the repayment of principal of approximately $300,000 plus related interest on our secured convertible debentures due June 17, 2003; as of November 27, 2003 we were in default in the repayment of principal of approximately $200,000 plus related interest on our secured convertible debentures due November 27, 2003; as of March 3, 2004, we were in default in the repayment of principal of approximately $123,000 plus related interest on our secured convertible debentures due March 3, 2004; and as of May 12, 2004, we were in default in the repayment of principal of approximately $150,000 plus related interest on our secured convertible debentures due May 12, 2004. As of August 17, 2004, each of these defaults was continuing and we were in payment default under convertible debentures in the aggregate principal amount of approximately $763,423 plus related interest on those debentures. As of August 17, 2004, we also were in default under our obligations to register for resale shares of our common stock underlying certain of our outstanding convertible debentures. In addition, as of August 17, 2004, we also were in default under our obligations to make quarterly interest payments under all of our outstanding convertible debentures issued prior to March 31, 2004. As of August 17, 2004, as a result of the above defaults, the holders of our secured convertible debentures were entitled to pursue their rights to foreclose upon their security interest in all of our assets. However, as of that date, we were not aware of any action taken by the holders of our secured convertible debentures to pursue such rights, and as of that date we also were not aware of any other legal or similar action taken by those holders to enforce their rights or as a result of our defaults under those secured convertible debentures.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    During the quarter ended June 30, 2004, no matters were submitted to a vote of the holders of our securities.

ITEM 5.  OTHER INFORMATION.

    None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

    (a) Exhibits
        --------

        Exhibit No.   Description
        -----------   -----------

          3.1 Articles of Amendment to the Articles of Incorporation of the Issuer filed August 3, 2004

          10.1 Securities Purchase Agreement dated as of April 19, 2004 by and between the Issuer and the purchasers named therein
                      (1)

          10.2        Form of Secured Convertible Debenture due April 19, 2006
                      (1)

          10.3 Form of Common Stock Purchase Warrant dated as of April 19, 2004 (1)

          10.4 Registration Rights Agreement dated as of April 19, 2004 by and between the Issuer and the investors named therein
                      (1)

          10.5 Security Agreement dated as of April 19, 2004 between the Issuer and the secured parties named therein (1)

          10.6 Intellectual Property Security Agreement dated as of April 19, 2004 between the Issuer and the secured parties named therein (1)

          10.7        Form of Secured Convertible Debenture due June 30, 2006

          10.8        Form of Common Stock Purchase Warrant dated as of
                      June 30, 2004

          31 Certifications Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

          32 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
     ------------------

     (1) Filed as an exhibit to the Registrant's Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on June 25, 2004 (Registration No. 333-116895) and incorporated herein by reference.

     (b)  Reports on Form 8-K
          -------------------
          None.

                                         SIGNATURES

    In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          CONECTISYS CORPORATION


Date:  August 20, 2004                    By: /s/ ROBERT A. SPIGNO
                                             ------------------------
                                             Robert A. Spigno,
                                             Chairman of the Board, President
                                             and Chief Executive Officer
                                             (principal executive officer)


Date:  August 20, 2004                    By:  /s/ PATRICIA A. SPIGNO
                                             --------------------------
                                             Patricia A. Spigno,
                                             Chief Financial Officer and
                                             Secretary (principal financial and
                                             accounting officer)

< 12

                       EXHIBITS FILED WITH THIS REPORT ON FORM 10-QSB

    Exhibit No.   Description
    -----------   -----------
        3.1       Articles of Amendment to the Articles of Incorporation of the
                  Issuer filed August 3, 2004

        10.7      Form of Secured Convertible Debenture due June 30, 2006

        10.8      Form of Common Stock Purchase Warrant dated as of June 30,
                  2004

        31 Certifications Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002

        32 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002