Form 10KSB
period 2004-09-30
CONECTISYS CORP
filed 2005-01-27
CIK 790273

<pre>

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(MARK ONE)
 [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934 For the fiscal year ended September 30, 2004     OR

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

                  24730 AVENUE TIBBITTS, SUITE 130, VALENCIA, CALIFORNIA 91355
                    (Address of principal executive offices)

                              (661) 295-6763
                 Issuer's telephone number (including area code)

         Securities registered under Section 12(b) of the Exchange Act:
          Title of each class      Name of each exchange on which registered
                None                                   None

            Securities registered under Section 12(g) of the Exchange Act:
                           Common Stock, no par value
                                (Title of Class)
                             ____________________


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES | X | NO | |

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. | |

The registrant's revenues for the twelve months ended September 30, 2004 were $0 (zero).

As of January 18, 2005, the aggregate market value of the common equity held by nonaffiliates of the registrant was approximately $6,330,000. The number of shares outstanding of the registrant's only class of common stock was 1,985,652,145 on January 18, 2005.

Transitional Small Business Disclosure Format (check one):  YES |   |  NO |X|

DOCUMENTS INCORPORATED BY REFERENCE: None.
-------------------------------------------------------------------------------

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

    We are currently developing our H-Net(TM) 5.0 wireless meter reading product which is designed to increase the data transmission range of our H-Net(TM) system over the data transmission range of our existing H-Net(TM) 4.0 product. The development of our H-Net(TM) 5.0 product is also directed at curing certain radio frequency interference experienced in our H-Net(TM) 4.0 product. In August 2004, we submitted to the FCC our H-Net(TM) 5.0 wireless meter reading product for approval for commercialization and sale and received FCC certification for this product in November 2004. In December 2004, we submitted to the FCC our H-Net(TM) BaseStation for approval for commercialization and sale. We expect that this approval by the FCC will occur within approximately 60 days following submission to the FCC of our H-Net(TM) BaseStation, but no assurances can be made that this approval will be obtained or that it will not be delayed. Once FCC approval is obtained, we expect that our wireless meter reading products will be ready for full- scale commercial production.

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

    o Establish outsource manufacturing for full-scale commercial production. We have the means of outsourcing small-scale production of the products employed in our H-Net(TM) system. We intend to continue the cost-reduction phase of our H-Net(TM) system's development and in doing so, we intend to examine various manufacturing alternatives, including strategic relationships with manufacturers of energy meters and third-party manufacturing of the products employed in our H-Net(TM) system for use in energy meters.

    o Build market share for our products. We intend to establish ourselves as the source for comprehensive, low-cost AMR solutions and plan to focus on building our own market share for our H-Net(TM) system and further develop our H-Net(TM) system where market demand is identified. We also plan to develop new products and enhancements to meet or exceed the evolving requirements of both centralized and remote applications of our technologies.

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

Our H-Net(TM) System

    Our H-Net(TM) system is designed to enable users to remotely read electronic energy usage meters without the necessity of someone traveling to and physically reading the meter. The predominant method of reading electronic meters is for an individual to travel to the site of the meter and make a record of the data compiled by that meter, either manually as a notation in a log book or electronically by inputting the data into a handheld or other electronic data retention device. In the case of a log book, the information is then typically recorded manually into a centralized database for energy usage tracking and billing purposes. In the case of a electronic data retention device, the information is typically downloaded to a centralized database for these purposes. Residential meters are customarily read on a monthly basis, allowing only a limited ability to track energy usage fluctuations over periods of less than one month. In addition, physical reading of meters is accompanied by the problem of reader error, causing inefficiencies resulting from necessary corrective procedures. Our H-Net(TM) system is designed to provide continuous meter- reading capabilities, address the inefficiencies that accompany physical meter reading and provide additional benefits to its users.

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

  H-Net(TM)-Equipped Meters

    Our H-Net(TM) system is comprised of the following three principal components that operate together to provide what we believe to be a comprehensive, low-cost AMR solution: H-Net(TM)-equipped meters, base stations and a network operating center. The first component of our H- Net(TM) system is an electronic meter put into service at a residence that is equipped with a circuit board that contains a memory module, microprocessor and a two-way radio transmission and receiver device that operates in the ISM 900 MHz radio frequency band. This circuit board may also be retrofitted to some existing meters. We refer to each energy meter equipped with this circuit board and that is connected to our AMR network as an H-Net(TM)-equipped meter or a "node." With the installation of each H-Net(TM)-equipped meter, the existing installed H-Net(TM)-equipped meters self-configure by transmitting configuration data to other H-Net(TM)- equipped meters and receiving configuration data from other H-Net(TM)- equipped meters.

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

  Network Operating Center

    We plan to use a computer center located at our main office facility to store the information gathered from the H-Net(TM)-equipped meters. We call this computer center our network operating center. We have designed our network operating center to support up to 250,000 H-Net(TM)-equipped meters. We anticipate that our network operating center will be the central control center for our entire AMR network and will operate in a large geographic area. We plan to use the network operating center to archive all data for future use and as a protective measure against data loss or corruption. After the data archival process, we expect that the network operating center will handle uploading of the data to the Internet where it can be accessed by users directly and also downloaded through an interpreter software program into a utility company's or energy service provider's database. We anticipate that our network operating center will be administered by our wholly-owned subsidiary, eEnergyServices.com, Inc.

  The H-Net(TM) Network

    The H-Net(TM) network, once deployed, will be comprised of our network operating center and local networks, which in turn are each comprised of a base station and H-Net(TM)-equipped meters. Each H-Net(TM)-equipped meter can communicate with other H-Net(TM)-equipped meters that are up to a distance of approximately one-quarter mile away. We plan to install a base station for every H-Net(TM)-equipped meter area. Our base stations are designed to receive data transmissions from up to 10,000 H-Net(TM)-equipped meters. We have designed our system so that a base station can transmit the accumulated data it has received from the H-Net(TM)-equipped meters in its local network by telephone every fifteen minutes by using its modem to communicate with our network operating center. Once the data from the H- Net(TM)-equipped meters arrives from the base stations at the network operating center, the data can be assembled into various formats for billing customers as well as for management of energy purchasing and energy conservation programs.

    Our H-Net(TM) system has certain limitations inherent in each local network, each of which is comprised of H-Net(TM)-equipped meters and a base station. Each local network has the following principal limitations:

    o it can consist of a maximum of 10,000 H-Net(TM)-equipped meters;

    o each H-Net(TM)-equipped meter must be within approximately one-quarter mile of another H-Net(TM)-equipped meter in the same local network; and

    o the maximum radius of a local network is five miles.

    In addition to the limitations described above, our H-Net(TM)-equipped meters transmit data using the ISM 900 MHz radio frequency band, which is an unlicensed frequency band. Because this frequency band is regulated, the

H-Net(TM) system requires FCC approval for compliance and sales. In August 2004, we submitted to the FCC our H-Net(TM) 5.0 wireless meter reading product for approval for commercialization and sale and received FCC certification for this product in November 2004. In December 2004, we submitted to the FCC our H-Net(TM) BaseStation for approval for commercialization and sale. We expect that this approval by the FCC will occur within approximately 60 days following submission to the FCC of our H-Net(TM) BaseStation, but no assurances can be made that this approval will be obtained or that it will not be delayed. Once FCC approval is obtained, we expect that our wireless meter reading products will be ready for full-scale commercial production.

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

    We are currently running a small residential pilot program of five meters in Orange County, California with the cooperation of Southern California Edison. Our H-Net(TM) meters were installed by Southern California Edison in July 2003 and the pilot program has been recording real-time meter data seamlessly and error-free for the past eleven months. We are also running a pilot program in Los Angeles County, California with the cooperation of Southern California Edison. Our H-Net(TM) meters for this program were installed by Southern California Edison in May 2004 and the pilot program has been recording real-time meter data seamlessly and error-free since commencement. These working meters can be viewed on our website at http://www.conectisys.com. In addition, we are still actively pursuing and planning other field testing programs with various other utility companies and energy service providers across the country.

    We are in the process of evaluating meter manufacturers as potential business partners regarding the implementation of the H- Net(TM) system into their meters.

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

    o provide utility companies with the ability of two-way communications so that they may determine which of their customers do not have power without the aid of customer service phone calls, thereby allowing service crews to be dispatched more efficiently. By using our H-Net(TM) system, we believe that a utility companies will be in a position to know precisely when each end-user's service is restored and the exact duration of a power outage;

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

    o allow end-users who are preparing to terminate or switch energy service providers to use the Internet to inform the current energy service provider of the change. At a precise time, selected by the end-user, our H-Net(TM) system has the ability to read the end-user's H-Net(TM)- equipped meter, pass the information to the current energy service provider's system to produce a final bill, and disconnect the end-user's electricity. In the case of a change in an energy service provider, the data from an H-Net(TM)- equipped meter can automatically be routed to a new energy service provider; and

    o enable lower energy costs as a result of its efficiencies, quicker transactions with less paperwork and reduced potential for error. Lower energy and transaction costs will assist the transition to an open, competitive market for energy.

Government Regulation

    Our H-Net(TM) system is designed to comply with a significant number of industry standards and regulations, some of which are evolving as new technologies are deployed. In the United States, our H-Net(TM) system must comply with various regulations defined by the FCC, and Underwriters Laboratories, or other nationally-recognized test laboratories, as well as industry standards.

    The regulatory approval process can be time-consuming and can require the expenditure of substantial resources.

    In August 2004, we submitted to the FCC our H-Net(TM) 5.0 wireless meter reading product for approval for commercialization and sale and received FCC certification for this product in November 2004. In December 2004, we submitted to the FCC our H-Net(TM) BaseStation for approval for commercialization and sale. We expect that this approval by the FCC will occur within approximately 60 days following submission to the FCC of our H-Net(TM) BaseStation. We cannot assure you that the FCC will grant the requisite approval of our H-Net(TM) Base Station on a timely basis, or at all. The failure of our H-Net(TM) system to comply, or delays in compliance, with the various existing and evolving standards could negatively impact our ability to sell or license our H-Net(TM) system. Government regulations regarding the manufacture, sale and implementation of products and systems similar to our H-Net(TM) system and other data communications devices are subject to future change. We cannot predict what impact, if any, such changes may have upon our business.

    We do not anticipate that any government regulations will hamper our efforts to deploy our H-Net(TM) system. Rather, the restructuring of the energy market in the United States has required the reading of energy meters much more frequently than the current practice of once a month, thus making the physical meter reading techniques currently in use inadequate. Our H-Net(TM) system is designed to meet various government regulations mandating frequent meter readings and we are attempting to position ourselves so that we will be a beneficiary of these mandates. We have conducted pilot programs of our H-Net(TM) system with the University of California, Irvine through its Advanced Power and Energy Program. We believe that if we are able to preserve our relationship with the University of California, Irvine, as a result of its Advanced Power and Energy Program which we believe is a high-profile program, we may have a significant opportunity to secure government recognition of our H-Net(TM) system, and we hope that we can position our H-Net(TM) system to be referred to in government regulations, or informally, as the standard in the AMR industry.

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

Anticipated Revenues and Marketing

    Our H-Net(TM) system is designed to be a comprehensive, cost-effective AMR solution and an alternative to other AMR technologies and physical reading of meters. Our H-Net(TM) system is capable of providing meter data every fifteen minutes, twenty-four hours a day and nearly 3,000 times per month. Physical readings of a meter cost approximately $1.00 per reading. Our H- Net(TM) system is designed to meet the relatively low cost of physical meter reading while providing nearly 3,000 times more readings per month. We believe that our base cost to operate a fully-deployed H-Net(TM) system is approximately $.20 per meter per month, or approximately $.0000667 per reading.

    We plan to license our H-Net(TM) system technology to meter manufacturers so that they may incorporate it into their meters. We plan on deriving a small royalty per meter sold for every H-Net(TM)-equipped meter. We anticipate that the predominant source of any future revenues will be through recurring monthly service charges for reading, archiving and supplying data from H-Net(TM)- equipped meters and from providing other services described in more detail above. However, despite our belief of the cost-effectiveness and significant advantages of our H-Net(TM) system over physical meter reading practices and other AMR technologies, there can be no assurances that the market we intent to target will adopt or accept our H-Net(TM) system or that we will earn any significant revenues.

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

    The current principal target of our marketing and sales efforts is the utility and energy service provider industries. These industries consist of a wide variety of organizations that use data communications in an automated process application, such as utilities and energy management companies. Responding to deregulation and other major changes taking place within the industry, electric power utility companies have become leading advocates in promoting the implementation of automation and technological advancement as a means of achieving cost savings as they enter the competitive arena. Utility companies are automating numerous distinct processes within their operating systems. Our H Net(TM) system is designed for and sold for use in:

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

Customers

    We do not currently have revenue-generating customers. We have not yet sold any H-Net(TM) systems and we do not expect any significant sales of our H-Net(TM) systems until after FCC approval of our H-Net(TM) BaseStation is obtained. Accordingly, we have not earned any significant revenues from the sale of our H-Net(TM) system. We anticipate that once we commercially produce and install our H-Net(TM) system, our customers will include energy meter manufacturers, energy service providers, utility companies and end- users of energy.

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

ITEM 3. LEGAL PROCEEDINGS.

    On or about August 18, 2004, Devon Investment Advisors, Ltd., or plaintiff, filed a Complaint in the Arapahoe County District Court of the State of Colorado against ConectiSys Corporation. The complaint seeks repayment of amounts allegedly loaned, plus interest and applicable attorneys' fees. As of the date of this report, we have filed an Answer denying certain of plaintiff's claims and asserting defenses to plaintiff's causes of action alleged in the complaint, including a defense based on the expiration of the applicable statue of limitations. The outcome of this action is presently uncertain. However, at this time, we do not expect the defense or outcome of this action to have a material adverse affect on our business, financial condition or results of operations. As of the date of this report, a trial date has been set for July 6, 2005.

    Except as provided above, we are not a party to any material pending legal proceedings. We are subject to legal proceedings, claims and litigation arising in the ordinary course of business. While the amounts claimed may be substantial, the ultimate liability cannot presently be determined because of considerable uncertainties that exist. Therefore, it is possible the outcome of such legal proceedings, claims and litigation could have a material effect on quarterly or annual operating results or cash flows when resolved in a future period. However, based on facts currently available, management believes such matters will not have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    In connection with the special meeting of stockholders held on July 29, 2004, the holders of shares of our common stock as of June 25, 2004 were asked:

    PROPOSAL 1.  To elect three directors to the board of directors;

    PROPOSAL 2. To consider and vote upon a proposal to approve an amendment to our Articles of Incorporation to increase our authorized shares of common stock from 1,000,000,000 shares to 7,500,000,000 shares; and

    PROPOSAL 3. To ratify the selection of Hurley & Company as our independent certified public accountants to audit the financial statements of ConectiSys for the year ending September 30, 2004.

    Each of the three proposals described above is described more particularly in our definitive proxy statement filed with the Securities and Exchange Commission on June 28, 2004 pursuant to Section 14(a) of the Securities Exchange Act of 1934 and was approved by our stockholders by the votes set forth below:

PROPOSAL 1:
                     Class A Preferred Stock               Common Stock
                     -----------------------        -------------------------
                        For        Against               For       Against
                     ----------   ----------         -----------  ---------
Robert A. Spigno     21,586,500     ----             532,094,809  8,895,436
Lawrence Muirhead    21,586,500     ----             530,276,309  7,713,936
Melissa McGough      21,586,500     ----             529,306,309  8,683,936

PROPOSAL 2:
                   Class A Preferred Stock             Common Stock
                 --------------------------    ----------------------------
                  For       Against Abstain        For       Against    Abstain
                ----------  ------- -------    ----------- ----------  ---------
                21,586,500     --      --      453,260,917 82,645,698  2,083,630

PROPOSAL 3:
                   Class A Preferred Stock                Common Stock
                 --------------------------    --------------------------------
                  For        Against Abstain      For        Against    Abstain
                ----------  ------- -------    ----------- ----------  ---------
                21,586,500    --      --       534,973,420   575,795   2,441,030

                                      PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information

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

                                                        Price Range
                                                       -------------
                                                        High    Low
                                                        ----    ---
Year Ended September 30, 2003:
        First Quarter (October 1 - December 31).... $   0.0180 $ 0.0080
        Second Quarter (January 1 - March 30)......     0.0120   0.0030
        Third Quarter (April 1 - June 30)..........     0.0070   0.0025
        Fourth Quarter (July 1 - September 30).....     0.0075   0.0025

Year Ended September 30, 2004:
        First Quarter..............................  $  0.0069  $0.0022
        Second Quarter.............................     0.0055   0.0023
        Third Quarter..............................     0.0047   0.0012
        Fourth Quarter.............................     0.0013   0.0005

Year Ending September 30, 2005:
       First Quarter...............................  $  0.0095  $0.0006

    As of January 18, 2005, we had 1,985,652,145 shares of common stock outstanding and held of record by approximately 820 shareholders, and the high and low sale prices of a share of our common stock on the OTC Bulletin Board(R) on that date were $.0037 and $.003, respectively. Within the holders of record of our common stock are depositories such as Cede & Co. that hold shares of stock for brokerage firms which, in turn, hold shares of stock for beneficial owners.

    We have never paid cash dividends on our common stock and do not currently intend to pay cash dividends on our common stock in the foreseeable future. We are restricted from paying dividends on our common stock under state law, and the terms of our secured convertible debentures. We currently anticipate that we will retain any earnings for use in the continued development of our business.

Recent Sales of Unregistered Securities

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

    In November 2003, we issued 50,000,000 shares of common stock to an accredited investor for cash in the amount of $50,000.

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

    Effective December 31, 2003, Robert Spigno earned bonus compensation under his employment arrangement with ConectiSys in the amount of $80,000 payable in common stock of ConectiSys based on a conversion price equal to 50% of the average of the closing bid and asked prices of a share of our common stock for the 30 days prior to December 31, 2003. Although our agreement with Mr. Spigno provides that the conversion price is to be equal to 50% of the average of the closing bid and asked prices of a share of our common stock for the 30 days prior to December 31, 2003, Mr. Spigno voluntarily relinquished his right to receive shares for 2003 based on this conversion price in favor of a conversion price equal to 100% of the average of the closing bid and asked prices of a share of our common stock for the 30 days prior to December 31, 2003. The number of shares of common stock of ConectiSys issuable in connection with this bonus is 15,094,340.

    Effective December 31, 2003, Patricia Spigno earned bonus compensation under her employment arrangement with ConectiSys in the amount of $40,000 payable in common stock of ConectiSys based on a conversion price equal to 50% of the average of the closing bid and asked prices of a share of our common stock for the 30 days prior to December 31, 2003. Although our agreement with Ms. Spigno provides that the conversion price is to be equal to 50% of the average of the closing bid and asked prices of a share of our common stock for the 30 days prior to December 31, 2003, Ms. Spigno voluntarily relinquished her right to receive shares for 2003 based on this conversion price in favor of a conversion price equal to 100% of the average of the closing bid and asked prices of a share of our common stock for the 30 days prior to December 31, 2003. The number of shares of common stock of ConectiSys issuable in connection with this bonus is 7,547,170.

    In January 2004, we issued an aggregate of 18,891,327 shares of common stock to three accredited investors upon conversion of an aggregate of $15,000 in principal and related interest on our convertible debentures.

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

    In March 2004, we issued 14,000,000 shares of common stock valued at $25,000 to a consultant for services rendered.

    In April 2004, we issued 10,000,000 shares of common stock in exchange for the cancellation of $10,000 in debt.

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

    In May 2004, we issued an aggregate of 32,288,406 shares of common stock to four accredited investors upon conversion of an aggregate of $18,500 in principal and related interest on our convertible debentures.

    In May 2004, we issued 81,525,000 shares of common stock in exchange for the cancellation of $83,475 in debt.

    On June 30, 2004, we issued $625,000 of 12% convertible debentures in a private offering to four accredited investors. The investors, if certain conversion limitations are disregarded, are beneficial owners of 5% or more of our outstanding shares of common stock. The debentures initially were convertible into shares of common stock at the lesser of $.005 per share and 40% of the average of the lowest three intraday trading prices of a share of common stock during the 20 trading days immediately preceding conversion. The debentures were accompanied by warrants to purchase up to an aggregate of 1,875,000 shares of common stock at a per share exercise price equal to $.002.

    In June 2004, we issued an aggregate of 51,298,628 shares of common stock to four accredited investors upon conversion of an aggregate of $36,667 in principal and related interest on our convertible debentures.

    In June 2004, we issued 90,000 shares of common stock to an accredited investor and a creditor in consideration for a reduction in debt in the amount of $1,350.

    In July 2004, we issued an aggregate of 17,225,566 shares of common stock to four accredited investors upon conversion of an aggregate of $8,333 in principal and related interest on our convertible debentures.

    In August 2004, we issued an aggregate of 34,856,643 shares of common stock to four accredited investors upon conversion of an aggregate of $11,667 in principal and related interest on our convertible debentures.

    In September 2004, we issued 30,000,000 shares of common stock valued at $25,000 to a consultant for services rendered.

    In September 2004, we issued an aggregate of 70,441,944 shares of common stock to four accredited investors upon conversion of an aggregate of $13,333 in principal and related interest on our convertible debentures.

    On September 9, 2004, we issued $625,000 of 12% convertible debentures in a private offering to four accredited investors. The investors, if certain conversion limitations are disregarded, are beneficial owners of 5% or more of our outstanding shares of common stock. The debentures initially were convertible into shares of common stock at the lesser of $.005 per share and 40% of the average of the lowest three intraday trading prices of a share of common stock during the 20 trading days immediately preceding conversion. The debentures were accompanied by warrants to purchase up to an aggregate of 1,875,000 shares of common stock at a per share exercise price equal to $.002.

    Exemption from the registration provisions of the Securities Act of 1933 for the transactions described above is claimed under Section 4(2) of the Securities Act of 1933, among others, on the basis that such transactions did not involve any public offering and the purchasers were sophisticated with access to the kind of information registration would provide.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

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

    We are currently developing our H-Net(TM) 5.0 wireless meter reading product which is designed to increase the data transmission range of our H-Net(TM) system over the data transmission range of our existing H-Net(TM) 4.0 product. The development of our H-Net(TM) 5.0 product is also directed at curing certain radio frequency interference experienced in our H-Net(TM) 4.0 product. In August 2004, we submitted to the FCC our H-Net(TM) 5.0 wireless meter reading product for approval for commercialization and sale and received FCC certification for this product in November 2004. In December 2004, we submitted to the FCC our H-Net(TM) BaseStation for approval for commercialization and sale. We expect that this approval by the FCC will occur within approximately 60 days following submission to the FCC of our H-Net(TM) BaseStation, but no assurances can be made that this approval will be obtained or that it will not be delayed. Once FCC approval is obtained, we expect that our wireless meter reading products will be ready for full-scale commercial production.

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

    Comparison of Results of Operations for the Fiscal Years Ended September 30, 2004 and 2003

    We did not generate any revenues for the fiscal years ended September 30, 2004 and September 30, 2003. Cost of sales for fiscal 2004 was $95,879 as compared to $148,675 for fiscal 2003, representing a decrease of $52,796 or 36%. This decrease in cost of sales primarily was due to a decrease in production of models and prototypes of our H-Net(TM) products that are used for sales and marketing purposes.

    General and administrative expenses increased by $87,189 or 6% to $1,459,844 for fiscal 2004 as compared to $1,372,655 for fiscal 2003. This increase in general and administrative expenses primarily was due to increased legal and accounting fees and the amortization of our officer staying bonuses.

    Interest expense increased by $1,657,559, or 192%, to $2,523,105 during fiscal 2004 as compared to $865,546 for fiscal 2003. This increase in interest expense primarily was due to a substantial increase in borrowings under our convertible debentures and other promissory notes during fiscal 2004.

    Net loss for fiscal 2004 increased by $1,841,952 or 77%, to $4,228,827 as compared to a net loss of $2,386,875 for fiscal 2003. The increase in net loss was primarily due to the substantial increase in interest expense as described above.

Liquidity and Capital Resources

    During the twelve months ended September 30, 2004, we financed our operations solely through private placements of securities. We are currently developing our H-Net(TM) 5.0 wireless meter reading product. In August 2004, we submitted to the FCC our H-Net(TM) 5.0 wireless meter reading product for approval for commercialization and sale and received FCC certification for this product in November 2004. In December 2004, we submitted to the FCC our H-Net(TM) BaseStation for approval for commercialization and sale. We expect that this approval by the FCC will occur within approximately 60 days following submission to the FCC of our H-Net(TM) BaseStation, but no assurances can be made that this approval will be obtained or that it will not be delayed.

    We have not yet sold any H-Net(TM) systems and we do not expect any significant sales of our H-Net(TM) systems until after FCC approval is obtained. Accordingly, we have not earned any significant revenues from the sale of our H-Net(TM) systems. We have no history of revenues and have incurred significant losses since the beginning of the development of our H-Net(TM) system. We have a significant accumulated deficit and negative working capital. As a result of our financial condition, our independent auditors have issued a report questioning our ability to continue as a going concern. Our consolidated financial statements as of and for the years ended September 30, 2004 and 2003 have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

    As of September 30, 2004, we had a working capital deficit of approximately $3.9 million and an accumulated deficit of approximately $30.0 million. As of that date, we had approximately $550,000 in cash and cash equivalents. We had accounts payable and accrued compensation expenses of approximately $1.7 million. We had other current liabilities, including amounts due to officers, accrued interest, notes payable and current portion of long term debt of approximately $2.9 million, including those issued prior to the beginning of fiscal year 2004. To the extent convertible debentures or promissory notes that we have issued are converted into shares of common stock, we will not be obligated to repay the converted amounts.

    Cash used in our operating activities totaled approximately $1.3 million for the twelve months ended September 30, 2004 as compared to approximately $800,000 for the twelve months ended September 30, 2003. No cash was provided by our investing activities for the twelve months ended September 30, 2004 and 2003. Cash used in our investing activities totaled approximately $8,000 for the twelve months ended September 30, 2004 as compared to approximately $5,000 for the twelve months ended September 30, 2003.

    Cash provided by our financing activities totaled approximately $1.9 million for the twelve months ended September 30, 2004 as compared to approximately $740,000 for the twelve months ended September 30, 2003. We raised all of the cash provided by financing activities during the twelve months ended September 30, 2004 from the issuance of common stock, convertible debentures and/or promissory notes.

    As of the following dates, we were in default in the repayment of principal and interest in the corresponding amounts set forth below on our secured convertible debentures due as of those dates:
                              Principal              Current
                              Amount($)             Principal
        Default Date       at Default Date          Amount($)
       ------------        ---------------        --------------
       March 29, 2003...   $     114,000          $        -
       May 10, 2003.....         150,000                   -
       June 17, 2003....         300,000               69,000
       November 27, 2003         200,000                   -
       March 3, 2004....         123,000              116,000
       May 12, 2004.....         150,000              150,000
       November 25, 2004         100,000              100,000
       December 3, 2004.          50,000               50,000
       December 31, 2004          50,000               50,000

                  Total:   $   1,237,000          $   535,000
                           =============          ===========
    As of January 18, 2005, each of these defaults, other than with respect to payment of principal amounts which have been paid subsequent to the corresponding default date, was continuing and we were in payment default under convertible debentures in the aggregate principal amount of approximately $535,000 plus related interest on those debentures. As of January 18, 2005, we also were in default under our obligations to register for resale shares of our common stock underlying certain of our outstanding convertible debentures. In addition, as of January 18, 2005, we also were in default under our obligations to make quarterly interest payments under all of our outstanding convertible debentures issued prior to our convertible debentures issued in April 2004. As of January 18, 2005, as a result of the above defaults, the holders of our secured convertible debentures were entitled to pursue their rights to foreclose upon their security interest in all of our assets. However, as of that date, we were not aware of any action taken by the holders of our secured convertible debentures to pursue such rights, and as of that date we also were not aware of any other legal or similar action taken by those holders to enforce their rights or as a result of our defaults under those secured convertible debentures.

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

    As of January 18, 2005, we had issued the following secured convertible debentures, which provide for interest at the rate of 12% per annum, and warrants to purchase common stock to various accredited inventors in connection with debenture offering transactions:

                        Original      Net           Remaining     Accrued and       Warrants
                        Principal  Proceeds to       Principal       Unpaid        Issued in
Issuance Date          Amount ($) ConectiSys ($)(1)  Amount ($)     Interest ($)(2) Offering(#)
---------------        ---------- ----------------- ----------    ---------------- -----------
March 29, 2002...      $ 300,000   $    225,000     $      -      $    27,300       1,500,000
May 10, 2002.....        150,000        125,000            -           36,000         750,000
June 17, 2002....        300,000        238,000         69,000         76,900       1,500,000
November 27, 2002        200,000        144,000            -              -         1,000,000
March 3, 2003....        150,000        100,000        116,000         26,100         750,000
May 12, 2003.....        150,000        100,000        150,000         30,400         750,000
November 25, 2003        100,000         76,000        100,000         13,800         500,000
December 3, 2003          50,000         31,000         50,000          6,800         250,000
December 31, 2003         50,000         44,000         50,000          6,300         250,000
February 18, 2004         50,000         35,000         50,000          5,500         250,000
March 4, 2004....        250,000        203,000        250,000         26,300       1,250,000
April 19, 2004...        250,000        165,000        250,000            -           750,000
June 30, 2004....        625,000        452,000        625,000            -         1,875,000
September 9, 2004        625,000        482,000        625,000            -         1,875,000
                     -----------    -----------   ------------      -----------    ----------
           Total:    $ 3,250,000    $ 2,420,000    $ 2,335,000      $ 255,400      13,250,000
                     ===========    ===========   =============    ============    ==========

__________________

    (1) Amounts are approximate and represent net proceeds after deducting expenses incurred in connection with the offering as well as expenses for legal fees incurred in connection with preparation of reports and statements filed with the Securities and Exchange Commission. Amounts for April, June and September 2004 offerings also represent net proceeds after deducting one year of interest paid in advance in the amounts of $30,000, $75,000 and $75,000, respectively.
    (2) Amounts are approximate and represent accrued and unpaid interest outstanding as of January 18, 2005. The total amount of accrued and unpaid interest does not account for approximately $89,100 of outstanding pre-paid interest.

    Each of the above secured convertible debentures, except for the convertible debentures issued in April, June and September 2004, are due one year following their respective issuance dates. The convertible debentures issued in April, June and September 2004 are due two years following their respective issuance dates. The conversion price of our secured convertible debentures is the lower of 40% of the average of the three lowest intra-day trading prices of a share of our common stock on the OTC Bulletin Board(R) during the twenty trading days immediately preceding the conversion date, and either (a) $.06 for the March, May and June 2002 convertible debentures, (b) $.01 for the November 2002, March and May 2003 convertible debentures, or (c) $.005 for the November and December 2003 and the February, March, April, June and September 2004 convertible debentures. As of January 18, 2005, the applicable conversion price was approximately $.0008 per share.

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

    As of January 18, 2005, we had a loan outstanding and due on demand in an amount equal to approximately $12,000. This loan accrues interest at an annual rate of 18% and was made by Robert Spigno, our President and Chief Executive Officer and a member of our board of directors. As of that date we also had a loan outstanding and due on demand in an amount equal to approximately $3,000. This loan accrues interest at an annual rate of 18% and was made by Patricia Spigno, our Chief Financial Officer and Secretary.

    As of January 18, 2005, we had a promissory note outstanding and due September 1, 2005, payable in the approximate amount of $184,000. This note bears interest at an annual rate of 18%.

    In April 2001, we issued an 8% Convertible Note to Laurus Master Fund, Ltd., or Laurus, in the principal amount of $300,000. We previously had been unable to repay the amounts owed under this note and had failed to satisfy our obligation to register for resale the shares of common stock underlying this note. On February 15, 2002, and as amended on April 2, 2002, we agreed to terms with Laurus regarding our obligations under this note. Under the terms of this agreement, we paid to Laurus $100,000 in cash on February 19, 2002 and $50,000 in cash on April 5, 2002. However, we had not met all the terms of the February 15, 2002 agreement as well as the original terms under the April 2001 Convertible Note. We have paid down the remaining balance of the original April 2001 Convertible Note. As of September 30, 2004, there was approximately $7,400 in principal and accrued and unpaid interest outstanding. As of January 18, 2005, there was no principal or accrued and unpaid interest outstanding.

    Our continued operations are dependent on securing additional sources of liquidity through debt and/or equity financing.

    As indicated above, our consolidated financial statements as of and for the years ended September 30, 2004 and 2003 have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As discussed in this document and in Note 1 to our consolidated financial statements for the years ended September 30, 2004 and 2003 included in this report, we have suffered recurring losses from operations and at September 30, 2004 had substantial net capital and working capital deficiencies. These factors, among others, raised substantial doubt about our ability to continue as a going concern and led our independent certified public accountants to modify their unqualified report to include an explanatory paragraph related to our ability to continue as a going concern. The consolidated financial statements included in this document do not include any adjustments that might result from the outcome of this uncertainty.

    We have been, and currently are, working toward identifying and obtaining new sources of financing. Our current convertible debenture investors have provided us with an aggregate of $3,250,000 in financing to date. No assurances can be given that they will provide any additional financing in the future. Our current secured convertible debenture financing documents contain notice and right of first refusal provisions and the grant of a security interest in substantially all of our assets in favor of the convertible debenture investors, all of which provisions will restrict our ability to obtain debt and/or equity financing from any investor other than our current investors.

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

    We have not yet sold any H-Net(TM) systems and we do not expect any significant sales of our H-Net(TM) systems until after FCC approval of our H-Net(TM) BaseStation is obtained. We expect that this approval will be obtained by February 2004, but no assurances can be made that this approval will be obtained or that it will not be delayed. Once FCC approval is obtained, we expect that our H-Net(TM) products will be ready for full- scale commercial production. We believe that if we are successful in deploying our H-Net(TM) system, we will begin to generate revenues from our business activities.

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

    We have no history of revenues, have not been profitable and expect continued losses. Historically, we have relied upon cash from financing activities to fund all of the cash requirements of our activities and have incurred significant losses and experienced negative cash flow. As of September 30, 2004, we had an accumulated deficit of approximately $30.0 million. For our fiscal year ended September 30, 2004, we incurred a net loss of approximately $4.2 million and for our fiscal year ended September 30, 2003, we incurred a net loss of approximately $2.4 million. We cannot predict when we will become profitable or if we ever will become profitable, and we may continue to incur losses for an indeterminate period of time and may never achieve or sustain profitability. An extended period of losses and negative cash flow may prevent us from successfully deploying our H-Net(TM) wireless meter reading system, or our H-Net(TM) system, and operating or expanding our business. As a result of our financial condition, our independent auditors have issued a report questioning our ability to continue as a going concern.

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

    The report of our independent auditors contained in our financial statements for the years ended September 30, 2004 and 2003 includes a paragraph that explains that we have incurred substantial losses and have a working capital deficit. This report raises substantial doubt about our ability to continue as a going concern. Reports of independent auditors questioning a company's ability to continue as a going concern are generally viewed unfavorably by analysts and investors. This report may make it difficult for us to raise additional debt or equity financing necessary to continue the development and deployment of our H-Net(TM) system. We urge potential investors to review this report before making a decision to invest in ConectiSys.

    Without substantial additional financing, we may be unable to achieve the objectives of our current business strategy, which could force us to delay, curtail or eliminate our product and service development programs.

    We require additional financing to produce cost-reduced hardware for our H-Net(TM) system capable of large-scale manufacturing and to complete the development of our H-Net(TM) 5.0 wireless meter reading product. We also require additional funding to obtain and implement contracts and joint venture agreements with meter manufacturers. If we are unable to obtain this financing, we could be forced to delay, curtail or eliminate certain product and service development programs or entirely abandon our planned deployment of our H-Net(TM) system. In addition, our inability to obtain financing could have such a material adverse effect on our business, prospects, results of operations or financial condition, that we may be forced to restructure, file for bankruptcy, sell assets or cease operations entirely, any of which could jeopardize an investment in our common stock.

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

    Unpaid principal and accrued and unpaid interest on our convertible debentures becomes immediately due and payable from one to two years from their date of issuance, depending on the debenture, or earlier in the event of a default. The events of default under the convertible debentures are similar to those customary for convertible debt securities, including breaches of material terms, failure to pay amounts owed, delisting of our common stock from the OTC Bulletin Board(R) or failure to comply with the conditions of listing on the OTC Bulletin Board(R). If we default on our obligations under the convertible debentures, we may be required to immediately repay the outstanding principal amounts of the debentures and any accrued and unpaid interest. The cash required to repay such amounts would likely have to be taken from our working capital. Since we rely on our working capital to sustain our day to day operations and the development of our H-Net(TM) system, a default on the convertible debentures could have a material and adverse effect on our business, prospects, results of operations or financial condition.

    We rely heavily on our management, and the loss of their services could materially and adversely affect our business.

    Our success is highly dependent upon the continued services of key members of our management, including our Chairman of the Board and Chief Executive Officer, Robert A. Spigno, and our Chief Technology Officer, Lawrence Muirhead. The loss of Messrs. Spigno or Muirhead or one or more other key members of management could have a material adverse effect on us because each of these individuals has experience and skills upon which we draw heavily in our day-to-day operations, strategic planning or research and development activities. The development and operation of our H-Net(TM) system is largely dependent upon the skills and efforts of Mr. Muirhead. Although we have entered into employment agreements with Messrs. Spigno and Muirhead, we cannot assure the continued services of these key members of our management team. We do not maintain key-man life insurance policies on any member of management.

    We have a limited operating history of approximately eight years and very limited operating experience; therefore, regardless of the viability or market acceptance of our H-Net(TM) system, we may be unable to achieve profitability or realize our other business goals.

    Our H-Net(TM) system is the result of a new venture. We have been engaged in research and development of automatic meter reading technologies since 1995, and we have only recently completed limited pilot programs for our first and only product, our H-Net(TM) automatic meter reading system. We have generated no operating revenues from our H-Net(TM) system and have not commenced any of the widespread marketing and other functions that we anticipate will be required for successful deployment of our H-Net(TM) system. Deployment of our H-Net(TM) system will involve large-scale cost- reduction manufacturing runs for the production of the components employed in our H-Net(TM) system. Our success will depend in large part on our ability to deal with the problems, expenses and delays frequently associated with bringing a new product to market. Because we have little experience in the deployment and operational aspects of automatic meter reading technologies, we may be unable to successfully deploy and operate our H-Net(TM) system even if our H-Net(TM) system proves to be a viable automatic meter reading solution and achieves market acceptance. Consequently, we may be unable to achieve profitability or realize our other business goals.

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

    We do not currently have revenue-generating operations but our strategy envisions a period of rapid growth that may impose a significant burden on our administrative and operational resources. Our ability to effectively manage growth will require us to substantially expand the capabilities of our administrative and operational resources and to attract, train, manage and retain qualified engineers, technicians, salespersons and other personnel. There can be no assurance that we will be able to do so. If we are unable to successfully manage our growth, our business, prospects, results of operations and financial condition could be materially and adversely affected.

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

    As of January 18, 2005, we had outstanding 1,985,652,145 shares of common stock, of which all but approximately 674,975,000 shares were unrestricted under the Securities Act of 1933. As of January 18, 2005, we also had outstanding options, warrants, promissory notes, convertible debentures and preferred stock that were exercisable for or convertible into approximately 3,275,000,000 shares of common stock, approximately 3,250,000,000 of which are covered by registration rights. Sales of a substantial number of shares of our common stock in the public market, or the perception that sales could occur, could adversely affect the market price of our common stock. Any adverse effect on the market price of our common stock could make it difficult for us to raise additional capital through sales of equity securities at a time and at a price that we deem appropriate.

    Conversion or exercise of our outstanding derivative securities could substantially dilute your investment because the conversion and exercise prices of those securities and/or the number of shares of common stock issuable upon conversion or exercise of those securities are subject to adjustment.

    We have issued various notes, debentures and warrants that are convertible or exercisable at prices that are subject to adjustment due to a variety of factors, including fluctuations in the market price of our common stock and the issuance of securities at an exercise or conversion price less than the then-current exercise or conversion price of those notes, debentures or warrants. As of January 18, 2005, the closing price of a share of our common stock on the OTC Bulletin Board(R) was $.0032. On that date, our notes, debentures and warrants outstanding with adjustable conversion and/or exercise prices were convertible or exercisable into approximately 3,250,000 shares of our common stock. The number of shares of common stock that these adjustable securities ultimately may be converted into or exercised for could prove to be greater than this amount if the market price of our common stock declines. You could, therefore, experience substantial dilution of your investment as a result of the conversion or exercise of our outstanding derivative securities.

    The applicable conversion price of our debentures and a convertible promissory note issued to certain security holders is variable and does not have a lower-limit, therefore the dilutive effect to our existing security holders is theoretically limitless. However, because the variable conversion price of these debentures and convertible promissory note has an upper limit, an increase in the trading price of a share of our common stock will result in a limited benefit to existing security holders with respect to the conversion of these debentures and the convertible promissory note. The following table sets forth the number of shares issuable upon conversion of the aggregate principal portion of our convertible debentures issued to certain security holders and outstanding as of January 18, 2005, which amount was $2,335,000, and is based upon the indicated hypothetical trading prices:


                                         Approximate         Percentage
Hypothetical       Conversion           Number of Shares    of Company's
Trading Price      Price (1)              Issuable(2)       Common Stock (3)
-------------     -----------------    -----------------   ---------------
   $.0100             $.004               584,000,000            23%
   $.0075             $.003               778,000,000            28%
   $.0050             $.002             1,168,000,000            37%
   $.0025             $.001             2,335,000,000            54%

   _______________

  (1) The conversion price of our debentures and the convertible promissory note is the lower of 40% of the average of the three lowest intraday trading prices of a share of our common stock on the OTC Bulletin Board(R) during the twenty trading days immediately preceding the conversion date, and either (a) $.06 for the March, May and June 2002 convertible debentures, (b) $.01 for the November 2002, March and May 2003 convertible debentures, or (c) $.005 for the November and December 2003 and the February, March, April, June and September 2004 convertible debentures. As of January 18, 2005, the applicable conversion price was approximately $.0008.

 (2) Our current authorized capital allows us to issue a maximum of 7,500,000,000 shares of common stock.

 (3) Amounts are based on 1,985,652,145 shares of our common stock outstanding as of January 18, 2005 plus the corresponding number of shares issuable. Each of the holders of our convertible debentures may not convert our debentures into more than 4.9% of our then-outstanding common stock; however, the holders may waive the 4.9% limitation, thus allowing the conversion of their debentures into a number of shares of common stock in excess of 4.9% of our then-outstanding common stock.

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

    The stock market as a whole and individual stocks historically have experienced extreme price and volume fluctuations, which often have been unrelated to the performance of the related corporations. During the three months ended December 31, 2004, the high and low closing bid prices of our common stock were $.0095 and $.0006, respectively. The market price of our common stock may exhibit significant fluctuations in the future response to various factors, many of which are beyond our control and which include:

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

    Provisions of our articles of incorporation and bylaws may delay or frustrate the removal of incumbent directors and may prevent or delay a merger, tender offer or proxy contest involving ConectiSys that is not approved by our board of directors, even if those events may be beneficial to the interests of our shareholders. For example, as of January 18, 2005, Robert A. Spigno, our Chairman of the Board and Chief Executive Officer, was the holder of 215,865 shares of our Class A Preferred Stock. As of that date, Mr. Spigno also held an option, exercisable at $1.00 per share until its expiration on December 1, 2005, to purchase up to 234,155 additional shares of our Class A Preferred Stock. Under our articles of incorporation, each share of Class A Preferred Stock is entitled to 100 votes per share on all matters presented to our shareholders for action. Consequently, Mr. Spigno may have sufficient voting power to control the outcome of all corporate matters submitted to the vote of our common shareholders. Those matters could include the election of directors, changes in the size and composition of the board of directors, and mergers and other business combinations involving ConectiSys. In addition, through his control of the board of directors and voting power, Mr. Spigno may be able to control certain decisions, including decisions regarding the qualification and appointment of officers, dividend policy, access to capital (including borrowing from third-party lenders and the issuance of additional equity securities), and the acquisition or disposition of assets by ConectiSys. Also, the concentration of voting power in the hands of Mr. Spigno could have the effect of delaying or preventing a change in control of ConectiSys, even if the change in control would benefit our shareholders, and may adversely affect the market price of our common stock.

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

    You can identify forward-looking statements generally by the use of forward-looking terminology such as "believe," "expect," "may," "will," "should," "could," "seek," "estimate," "continue," "anticipate," "intend,"

"future," "plan" or variations of those terms and other similar expressions, including their use in the negative, or in discussions of strategies, opportunities, plans or intentions. You should not place undue reliance on these forward-looking statements, which speak only as to our expectations as of the date of this report. These forward-looking statements are subject to a number of risks and uncertainties, including those identified under "Risk Factors" and elsewhere in this report. In addition, these forward-looking statements necessarily depend upon assumptions, estimates and expectations that may prove to be incorrect. Although we believe that the assumptions, estimates and expectations reflected in these forward-looking statements are reasonable, actual conditions in the AMR industry, and actual conditions and results in our business, could differ materially from those expressed or implied in these forward-looking statements. In addition, none of the events anticipated in the forward-looking statements may actually occur and we cannot assure you that we will achieve our plans, intentions or expectations. Any of these different outcomes could cause the price of our common stock to decline substantially. Except as required by law, we undertake no duty to update any forward-looking statement after the date of this report, either to conform any statement to reflect actual results or to reflect the occurrence of unanticipated events.

ITEM 7. FINANCIAL STATEMENTS.

    Our consolidated financial statements are filed with and begin on page F-1 of this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

    None.

ITEM 8A.  CONTROLS AND PROCEDURES.

    Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of September 30, 2004 (the "Evaluation Date"), that the design and operation of our "disclosure controls and procedures" (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated, recorded, processed, summarized and reported to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding whether or not disclosure is required.

    During the fiscal year ended September 30, 2004, there were no changes in our "internal controls over financial reporting" (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 8B.  OTHER INFORMATION.

    None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

    The directors and executive officers of ConectiSys and their ages, positions, business experience and education as of January 18, 2005 are as follows:

Directors and Executive Officers

         Name             Age             Position
         ----             ---             --------
Robert A. Spigno(1)(2)..  50    Chairman of the Board, Chief
                                Executive Officer and Director

Lawrence Muirhead(1)(2).  45    Chief Technology Officer and Director

Patricia A. Spigno......  47    Chief Financial Officer, Treasurer and
                                Secretary

Melissa McGough (1).....  28    Corporate Administrator and Director
    _______________
    (1) Member of Stock Option Committee.
    (2) Member of Nominating Committee.

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

    All directors hold office until the next annual meeting of shareholders and until their respective successors are elected or until their earlier death, resignation or removal. Each officer of ConectiSys serves at the discretion of the board of directors. Robert A. Spigno and Patricia A. Spigno were formerly husband and wife. There are no other family relationships between or among any other directors, director nominees or executive officers of ConectiSys.

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

    Dr. Fredric Brauner was appointed to serve as an advisor to our board of directors in October 2003. Dr. Brauner is a doctor of medicine, specializing in dermatology. He graduated from the University of Vienna and became a doctor in 1977. Dr. Brauner, took over his father's practice in 1983 at the University Clinic of Dermatology in Vienna. Dr. Brauner is a key investor in ConectiSys and is leading our efforts to expand our H- Net(TM) system to fit the European marketplace.

Section 16(a) Beneficial Ownership Reporting Compliance

    Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who beneficially own more than 10% of a registered class of our common stock to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission. These officers, directors and stockholders are required by the Securities and Exchange Commission regulations to furnish us with copies of all such reports that they file.

    Based solely upon a review of copies of these reports furnished to us during 2004 and thereafter, or written representations received by us from reporting persons that no other reports were required, we believe that all
Section 16(a) filing requirements applicable to our reporting persons during 2004 were complied with, except as described below.

    The following individuals did not timely file the following numbers of Forms 4 to report the following numbers of transactions: Mr. Robert Spigno - 2 reports, 2 transaction; and Ms. Patricia Spigno - 1 report, 1 transaction.

  Board Committees

    Our board of directors has a Stock Option Committee and a Nominating Committee. Our board of directors does not have an Audit Committee. In the absence of an Audit Committee, the entire board of directors intends to satisfy the duties of that committee.

    Stock Option Committee. Our Stock Option Committee makes recommendations to our board of directors concerning incentive compensation for employees and consultants of ConectiSys and selects the persons entitled to receive options under our stock option plans and establishes the number of shares, exercise price, vesting period and other terms of the options granted under those plans. The Stock Option Committee currently consists of Robert A. Spigno, Lawrence Muirhead and Melissa McGough. During 2004, the Stock Option Committee held two meetings and did not take action by written consent on any occasion. No executive officer of ConectiSys has served as a director or member of the compensation committee of any other entity whose executive officers served as a director of ConectiSys.

    Audit Committee. We do not currently have an Audit Committee. In addition, having no Audit Committee, we do not have an Audit Committee financial expert. As a small, development-stage company, it has been exceedingly difficult for us to attract an independent member of our board of directors, who would qualify as an Audit Committee financial expert, to serve as the sole member of the Audit Committee of our board of directors. We plan to form an Audit Committee consisting solely of one or more independent members of our board of directors, at least one of whom will qualify as an Audit Committee financial expert under the rules and regulations of the Securities and Exchange Commission, once we are able to identify and attract a satisfactory candidate.

    Nominating Committee. Our Nominating Committee currently consists of two directors, Mr. Robert A. Spigno, who serves as Chairman, and Mr. Lawrence Muirhead, neither of whom is "independent" under the rules and regulations of the Securities and Exchange Commission or under the current Nasdaq listing standards. We intend to reconstitute our Nominating Committee with one or more independent members of our board of directors once we are able to identify and attract a satisfactory candidate. Our Nominating Committee assists our board of directors in the selection of nominees for election to the board. The committee determines the required selection criteria and qualifications of director nominees based upon the needs of ConectiSys at the time nominees are considered and recommends candidates to be nominated for election to the board.

  Codes of Ethics

    Our board of directors has adopted a Code of Business Conduct and Ethics that applies to all of our directors, officers and employees and an additional Code of Business Ethics that applies to our Chief Executive Officer and our Senior Financial Officers.

    We intend to satisfy the disclosure requirement under Item 10 of Form 8-K relating to amendments to or waivers from provision of these codes that relate to one or more of the items set forth in Item 406(b) of Regulation S-K, by describing on our Internet website, within five business days following the date of a waiver or a substantive amendment, the date of the waiver or amendment, the nature of the amendment or waiver, and the name of the person to whom the waiver was granted.

    Information on our Internet website is not, and shall not be deemed to be, a part of this report or incorporated into any other filings we make with the Securities and Exchange Commission.

    Compensation Committee Interlocks and Insider Participation

    No member of our board of directors has a relationship that would constitute an interlocking relationship with executive officers and directors of another entity.

ITEM 10.  EXECUTIVE COMPENSATION.

Compensation of Executive Officers

    The Summary Compensation Table below provides information concerning the annual and long-term compensation for services in all capacities as an employee of ConectiSys of our Chief Executive Officer, our Chief Technology Officer and our Chief Financial Officer, or the named executives, during the years ended September 30, 2004, 2003 and 2002. There were no other executive officers whose annual salary and bonus compensation exceeded $100,000 during the year ended September 30, 2004.

                                   SUMMARY COMPENSATION TABLE

                                                             Long-Term
                                                            Compensation
                                                            ------------
                                                              Awards
                                                            ------------
                                Annual Compensation          Securities
     Name and                                                Underlying      All Other
     Principal Position       Year     Salary($) Bonus($)(1)  Options(#)   Compensation ($)
     -------------------      -------  --------- ----------- ------------  ----------------
     Robert A. Spigno,        2004     $160,000  $80,000        --               --
     Chief Executive Officer  2003     $160,000  $80,000        --               --
                              2002     $160,000  $80,000        --               --

     Lawrence Muirhead,       2004     $150,000    --           --               --
     Chief Technology Officer 2003     $150,000    --           --               --
                              2002     $150,000    --           --               --

     Patricia A. Spigno,      2004     $ 80,000  $40,000        --               --
     Chief Financial Officer  2003     $ 80,000  $40,000        --               --
     and Secretary            2002     $ 80,000  $40,000        --               --
     _____________

    (1) Amounts represent bonus earned, but deferred and recorded on the books and records of ConectiSys as accrued compensation. Amounts are payable in common stock of ConectiSys based on a conversion price equivalent to 50% of the average of the closing bid and asked prices of a share of ConectiSys common stock for the 30 days prior to the end of the year in which such bonus was earned. Although our agreements with Robert Spigno and with Patricia Spigno provide that the conversion price is to be equal to 50% of the average of the closing bid and asked prices of a share of our common stock for the 30 days prior to the end of the calendar year, Mr. Spigno and Ms. Spigno both voluntarily relinquished their right to receive shares for 2004, 2003 and 2002 based on this conversion price in favor of a conversion price equal to 100% of the average of the closing bid and asked prices of a share of our common stock for the 30 days prior to December 31, 2004, 2003 and 2002, respectively.

Stock Option Grants in 2004

    In fiscal 2004, no options or stock appreciation rights were granted to the named executives.

Option Exercises and Fiscal Year-End Values

    The following table sets forth the number of shares acquired and value realized upon exercise of options during the fiscal year ended September 30, 2004 and the number of exercisable and unexercisable in-the-money stock options and their values at September 30, 2004 for the named executives. An option is "in-the-money" if the fair market value for the underlying securities exceeds the exercise price of the option.

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
  _______________
  (1) The closing sale price of our common stock on the OTC Bulletin Board(R)
      as of September 30, 2004 was $.0007.

Long-Term Incentive Plan Awards

    In fiscal 2004, no awards were given to named executives under long-term incentive plans.

Compensation of Directors

    Our directors do not receive any compensation in their capacity as members of the board of directors, but may be reimbursed for reasonable expenses incurred in connection with attendance of meetings of the board of directors.

    The advisors to our board of directors each receive 250,000 shares of common stock as annual compensation for their advisory services.

Employment Contracts and Termination of Employment and Change-in-Control Arrangements

    In October 1995, our board of directors set the compensation for Robert A. Spigno, our Chairman of the Board and Chief Executive Officer. Mr. Spigno has executed an employment agreement with ConectiSys effective October 2, 1995, as amended by employment agreement amendments effective July 24, 1996, August 11, 1997, September 1, 1999 and March 27, 2000 that provide for annual salary of $160,000 and a bonus of 50% of Mr. Spigno's annual salary, with the bonus payable in common stock of ConectiSys.

    In August 1998, our board of directors set the compensation for Lawrence Muirhead, our Chief Technology Officer. Mr. Muirhead has executed an employment agreement with ConectiSys effective August 1, 1998, that provides for annual salary compensation of $150,000. On November 22, 1999, Mr. Muirhead was granted an option initially expiring December 31, 2002 to purchase up to 2,000,000 shares of common stock at an exercise price of $.50 per share, which was the closing price of a share of our common stock on that date. This option vests upon the achievement of certain specified performance criteria. On January 6, 2003, we extended the expiration date of this option to December 31, 2004.

    In October 1995, our board of directors set the compensation for Patricia
A. Spigno, our Chief Financial Officer and Secretary. Ms. Spigno has executed an employment agreement with ConectiSys effective October 2, 1996, as amended by employment agreement amendments effective July 24, 1996, September 1, 1999 and March 27, 2000 that provide for annual salary of $80,000 and a bonus of 50% of Ms. Spigno's annual salary, with the bonus payable in common stock of ConectiSys.

Report on Repricing of Options and SARs

    No adjustments to or amendments of the exercise price of stock options or stock appreciation rights previously awarded to the named executives occurred in fiscal 2004, except as provided below.

    On January 6, 2004, we repriced Robert Spigno's fully-vested option to purchase up to 500,000 shares of Class B Preferred Stock from an exercise price of $0.50 per share to an exercise price of $.05 per share. The exercise price of $.05 per share equates to $.005 per share of common stock if the Class B Preferred Stock were converted, which was in excess of the price of our common stock on that date. The closing price of a share of our common stock on the OTC Bulleting Board on January 6, 2004 was $.0033. This option expires on November 1, 2009. This option was repriced to maintain the viability of the incentives provided to Mr. Spigno through the grant of the stock option. To achieve this goal, we repriced the stock option to an exercise price per share more reflective of the market price of a share of our common stock at the time of repricing.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

    The following table sets forth, as of January 18, 2005, certain information with respect to (i) each director of our company, (ii) the named executives, and (iii) all directors and executive officers of our company as a group, and (iv) each person known to our company to be the beneficial owner of more than 5% of our common stock. The information with respect to each person specified is as supplied or confirmed by such person or based upon statements filed with the Commission.

Name and Address of             Title of        Amount and Nature of
of Beneficial Owner (1)(2)        Class         Beneficial Ownership(2)     Percent of Class)
--------------------------     ---------       -------------------------   ------------------
Robert A. Spigno                Common                57,837,687(3)                2.84%
                                Class A Preferred        450,020(4)              100.00%
                                Class B Preferred        500,000(5)               50.00%

Patricia A. Spigno              Common                25,624,601(6)                1.28%

Lawrence Muirhead               Common                   971,393                    *

Melissa McGough                 Common                   354,138                    *

All directors and executive
officers as a group
(4 persons)                     Common                84,787,819(7)                 4.11%
                                Class A Preferred        450,020(4)               100.00%
                                Class B Preferred        500,000(5)                50.00%
</table>  _______________
  * Less than 1.00%

  (1) The address of each director and executive officer named in this table is c/o ConectiSys Corporation, 24730 Avenue Tibbitts, Suite 130, Valencia, California 91355. Mr. Spigno and Mr. Muirhead are directors and executive officers of ConectiSys. Ms. McGough is a director of ConectiSys. Ms. Spigno is an executive officer of ConectiSys.

  (2) Based upon information furnished to us by the directors and executive officers or obtained from our stock transfer books showing 1,985,652,145 shares of common stock outstanding as of January 18, 2005. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Except as indicated by footnote, and subject to community property laws where applicable, the persons named in the table above have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. Shares of common stock subject to options currently exercisable, or exercisable within 60 days after January 18, 2005, are deemed to be outstanding in calculating the percentage ownership of a person or group but are not deemed to be outstanding as to any other person or group.

  (3) Includes (i) 4,992,556 shares held directly, (ii) 1,443,654 shares underlying options,(iii) 5,000,000 shares issuable upon conversion of Class B Preferred Stock, and (iv) 46,401,477 shares issuable in connection with payment of annual bonuses for calendar years 2002 through 2004. Mr. Spigno holds an option to purchase up to 500,000 shares of Class B Preferred Stock.

  (4) Includes (i) 215,865 shares held directly, and (ii) 234,155 shares underlying an option to purchase Class A Preferred Stock.

  (5) Represents an option to purchase up to 500,000 shares of Class B Preferred Stock.

  (6) Includes (i) 1,923,863 shares held directly, (ii) 500,000 shares underlying options, and (iii) 23,200,738 shares issuable in connection with payment of annual bonuses for calendar years 2002 through 2004.

  (7) Includes (i) 8,241,950 shares held directly, (ii) 1,943,654 shares underlying options, (iii) 5,000,000 shares issuable upon conversion of Class B Preferred Stock, and (iv) 69,602,215 shares issuable in connection with payment of annual bonuses for calendar years 2002 through 2004. Mr. Spigno holds an option to purchase up to 500,000 shares of Class B Preferred Stock.

Equity Compensation Plan Information

    The following table gives information about our common stock that may be issued upon the exercise of options, warrants and rights under our Amended Non-Qualified Stock Option and Stock Bonus Plan as well as stock options, warrants and rights issued outside of any formal plan as of September 30, 2004.

                    Number of Securities     Weighted Average    Number of
                  to be Issued Upon Exercise Exercise Price of   Securities
                  of Outstanding Options,    Outstanding         Remaining
                        Warrants           Options, Warrants    Available for
Plan Category         and Rights(1)            and Rights      Future Issuance
------------------- --------------------   ------------------ -----------------
Equity compensation
plans approved by
security holders         N/A                     N/A                   N/A

Equity compensation
plans not approved
by security holders  4,493,654(2)               $0.26                  N/A

Total                4,493,654                  $0.26                  N/A
  _______________

  (1) Number of shares is subject to adjustment for changes in capitalization for stock splits, stock dividends and similar events.
  (2) Represents 4,493,654 shares of common stock underlying stock options, warrants and rights issued under our Amended Non- Qualified Stock Option and Stock Bonus Plan and no shares of common stock underlying stock options, warrants and rights issued outside of any formal plan.

    Our Amended Non-Qualified Stock Option and Stock Bonus Plan permits grants of stock bonuses and non-qualified stock options. Vesting periods under our Amended Non-Qualified Stock Option and Stock Bonus Plan vary from person to person, and options under the plan are exercisable subject to certain standard conditions.

Stock Option Plans

  General

    Our Amended Non-Qualified Stock Option and Stock Bonus Plan, including the Non-Qualified Stock Option and Stock Bonus Plans it amends, or the Plan, was adopted and approved by our board of directors effective as of September 11, 2001. The Plan, is designed to enable us to grant compensation and offer an incentive-based compensation system to consultants who do business with ConectiSys. The Plan provides for the grant of nonqualified stock options. As of January 18, 2005, options to purchase a total of 4,393,654 shares of common stock were outstanding under the Plan, and no options to purchase shares of common stock were available for issuance under the Plan.

    We filed registration statements on Forms S-8 on December 6, 1999, September 22, 2000 and September 21, 2001 covering the shares of common stock subject to the Plan.

  Shares Subject to the Plan

    A total of 5,000,000 shares of common stock are authorized for issuance under the Plan. Any shares of common stock that are subject to an award but are not used because the terms and conditions of the award are not met, or any shares that are used by participants to pay all or part of the purchase price of any option, may again be used for awards under the Plan.

  Administration

    The Plan is administered by a committee of not less than three persons appointed by the board of directors, each of whom must be a director of ConectiSys. The board of directors also may act as the committee at any time or from time to time.

    The committee is empowered to select those eligible persons to whom stock and options shall be granted under the Plan, to determine the time or times at which each option shall be granted and the number of shares to be subject to each option, and to fix the time and manner in which each such option may be exercised, including the exercise price and option period, and other terms and conditions of such options, all subject to the terms and conditions of the Plan. The committee has sole discretion to interpret and administer the Plan, and its decisions regarding the Plan are final.

    The Plan may be wholly or partially amended or otherwise modified, suspended or terminated at any time and from time to time by the board of directors. The board of directors may not materially impair any outstanding options without the express consent of the optionee. No option may be granted under the Plan after January 31, 2006.

  Option Terms

    Options granted under the Plan must have an exercise price of not less than 85% of the fair market value of the common stock on the date the option is granted.

    Options may be exercised during a period of time fixed by the committee except that no option may be exercised more than five years after the date of grant. In the discretion of the committee, payment of the purchase price for the shares of stock acquired through the exercise of an option may be made in cash, shares of our common stock or a combination of cash and shares of our common stock.

  Federal Income Tax Consequences

    Holders of non-qualified options do not realize income as a result of a grant of the option, but normally realize compensation income upon exercise of a non-qualified option to the extent that the fair market value of the shares of common stock on the date of exercise of the non-qualified option exceeds the exercise price paid. ConectiSys will be required to withhold taxes on ordinary income realized by an optionee upon the exercise of an option under the Plan.

    In the case of an optionee subject to the "short-swing" profit recapture provisions of Section 16(b) of the Exchange Act, the optionee realizes income only upon the lapse of the six-month period under Section 16(b), unless the optionee elects to recognize income immediately upon exercise of his or her option.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    In October 1995, our board of directors set the compensation for Robert A. Spigno, our Chairman of the Board and Chief Executive Officer. Mr. Spigno has executed an employment agreement with ConectiSys effective October 2, 1995, as amended by employment agreement amendments effective July 24, 1996, August 11, 1997, September 1, 1999 and March 27, 2000 that provide for annual salary of $160,000 and a bonus of 50% of Mr. Spigno's annual salary, with the bonus payable in common stock of ConectiSys.

    In August 1998, our board of directors set the compensation for Lawrence Muirhead, our Chief Technology Officer. Mr. Muirhead has executed an employment agreement with ConectiSys effective August 1, 1998, that provides for annual salary compensation of $150,000. On November 22, 1999, Mr. Muirhead was granted an option initially expiring December 31, 2002 to purchase up to 2,000,000 shares of common stock at an exercise price of $.50 per share, which was the closing price of a share of our common stock on that date. This option vests upon the achievement of certain specified performance criteria. On January 6, 2003, we extended the expiration date of this option to December 31, 2004.

    In October 1995, our board of directors set the compensation for Patricia
A. Spigno, our Chief Financial Officer and Secretary. Ms. Spigno has executed an employment agreement with ConectiSys effective October 2, 1996, as amended by employment agreement amendments effective July 24, 1996, September 1, 1999 and March 27, 2000 that provide for annual salary of $80,000 and a bonus of 50% of Ms. Spigno's annual salary, with the bonus payable in common stock of ConectiSys.

    On September 1, 2002, we executed a promissory note due September 1, 2003 in favor of Robert Spigno in the principal amount of $87,100 representing amounts borrowed from Mr. Spigno prior to that date. On September 1, 2003 we executed a replacement promissory note in favor of Mr. Spigno in the amount of $36,000. As of September 30, 2004, approximately $12,000 of principal and accrued and unpaid interest under this note remained outstanding. As of January 18, 2005, approximately $3,000 of principal and accrued and unpaid interest under this note remained outstanding. The loan balance is currently due on demand and accrues interest at an annual rate of 18%.

    On October 1, 2002, we owed Patricia A. Spigno approximately $8,140 resulting from cash advances, other borrowings and related accrued interest. On September 1, 2003 we executed a replacement promissory note in favor of Ms. Spigno in the amount of $50,000. We borrowed additional funds from Ms. Spigno resulting in approximately $49,000 owed to Ms. Spigno as of September 30, 2004. As of January 18, 2005, approximately $41,000 was owed to Ms. Spigno. The loan balance is currently due on demand and accrues interest at an annual rate of 18%.

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

    Effective December 31, 2002, Robert Spigno earned bonus compensation under his employment arrangement with ConectiSys in the amount of $80,000 payable in common stock of ConectiSys based on a conversion price equal to 100% of the average of the closing bid and asked prices of a share of our common stock for the 30 days prior to December 31, 2002. Although our agreement with Mr. Spigno provides that the conversion price is to be equal to 50% of the average of the closing bid and asked prices of a share of our common stock for the 30 days prior to December 31, 2002, Mr. Spigno voluntarily relinquished his right to receive shares for 2002 based on this conversion price in favor of a conversion price equal to 100% of the average of the closing bid and asked prices of a share of our common stock for the 30 days prior to December 31, 2002. The number of shares of common stock of ConectiSys issuable in connection with this bonus is 3,720,930.

    Effective December 31, 2002, Patricia Spigno earned bonus compensation under her employment arrangement with ConectiSys in the amount of $40,000 payable in common stock of ConectiSys based on a conversion price equal to 100% of the average of the closing bid and asked prices of a share of our common stock for the 30 days prior to December 31, 2002. Although our agreement with Ms. Spigno provides that the conversion price is to be equal to 50% of the average of the closing bid and asked prices of a share of our common stock for the 30 days prior to December 31, 2002, Ms. Spigno voluntarily relinquished her right to receive shares for 2002 based on this conversion price in favor of a conversion price equal to 100% of the average of the closing bid and asked prices of a share of our common stock for the 30 days prior to December 31, 2002. The number of shares of common stock of ConectiSys issuable in connection with this bonus is 1,860,465.

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

    Effective December 31, 2003, Robert Spigno earned bonus compensation under his employment arrangement with ConectiSys in the amount of $80,000 payable in common stock of ConectiSys based on a conversion price equal to 50% of the average of the closing bid and asked prices of a share of our common stock for the 30 days prior to December 31, 2003. Although our agreement with Mr. Spigno provides that the conversion price is to be equal to 50% of the average of the closing bid and asked prices of a share of our common stock for the 30 days prior to December 31, 2003, Mr. Spigno voluntarily relinquished his right to receive shares for 2003 based on this conversion price in favor of a conversion price equal to 100% of the average of the closing bid and asked prices of a share of our common stock for the 30 days prior to December 31, 2003. The number of shares of common stock of ConectiSys issuable in connection with this bonus is 15,094,340.

    Effective December 31, 2003, Patricia Spigno earned bonus compensation under her employment arrangement with ConectiSys in the amount of $40,000 payable in common stock of ConectiSys based on a conversion price equal to 50% of the average of the closing bid and asked prices of a share of our common stock for the 30 days prior to December 31, 2003. Although our agreement with Ms. Spigno provides that the conversion price is to be equal to 50% of the average of the closing bid and asked prices of a share of our common stock for the 30 days prior to December 31, 2003, Ms. Spigno voluntarily relinquished her right to receive shares for 2003 based on this conversion price in favor of a conversion price equal to 100% of the average of the closing bid and asked prices of a share of our common stock for the 30 days prior to December 31, 2003. The number of shares of common stock of ConectiSys issuable in connection with this bonus is 7,547,170.

    On January 6, 2004, we repriced Robert Spigno's fully-vested option to purchase up to 500,000 shares of Class B Preferred Stock from an exercise price of $0.50 per share to an exercise price of $.05 per share. The exercise price of $.05 per share equates to $.005 per share of common stock if the Class B Preferred Stock were converted, which was in excess of the price of our common stock on that date. This option was granted on September 11, 2001 and vested immediately with an initial exercise price of $2.50 per share which equaled $.25 per share of common stock if the Class B Preferred Stock were converted, which was the price of our common stock on that date. On June 28, 2002 this option was repriced from an exercise price of $2.50 per share to an exercise price of $.50 per share, which was in excess of the price of our common stock on that date. This option expires on November 1, 2009.

    Effective December 31, 2004, Robert Spigno earned bonus compensation under his employment arrangement with ConectiSys in the amount of $80,000 payable in common stock of ConectiSys based on a conversion price equal to 50% of the average of the closing bid and asked prices of a share of our common stock for the 30 days prior to December 31, 2004. Although our agreement with Mr. Spigno provides that the conversion price is to be equal to 50% of the average of the closing bid and asked prices of a share of our common stock for the 30 days prior to December 31, 2004, Mr. Spigno voluntarily relinquished his right to receive shares for 2004 based on this conversion price in favor of a conversion price equal to 100% of the average of the closing bid and asked prices of a share of our common stock for the 30 days prior to December 31, 2004. The number of shares of common stock of ConectiSys issuable in connection with this bonus is 27,586,207.

    Effective December 31, 2004, Patricia Spigno earned bonus compensation under her employment arrangement with ConectiSys in the amount of $40,000 payable in common stock of ConectiSys based on a conversion price equal to 50% of the average of the closing bid and asked prices of a share of our common stock for the 30 days prior to December 31, 2004. Although our agreement with Ms. Spigno provides that the conversion price is to be equal to 50% of the average of the closing bid and asked prices of a share of our common stock for the 30 days prior to December 31, 2004, Ms. Spigno voluntarily relinquished her right to receive shares for 2004 based on this conversion price in favor of a conversion price equal to 100% of the average of the closing bid and asked prices of a share of our common stock for the 30 days prior to December 31, 2004. The number of shares of common stock of ConectiSys issuable in connection with this bonus is 13,793,103.

    We are or have been a party to various employment, consulting and compensation arrangements with related parties, as more particularly described above under the headings "Employment Contracts and Termination of Employment and Change-in-Control Arrangements," "Compensation of Executive Officers" and "Compensation of Directors."

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

    Reference is made to the Index to Exhibits that follows the consolidated financial statements contained in this report.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

    The following table shows the fees paid or accrued by ConectiSys Corporation for the audit and other services provided by Hurley & Company for the fiscal years shown.

                              2004             2003
                            --------        --------
    Audit Fees              $22,200         $17,500
    Audit - Related Fees    $ 3,500         $ 3,005
    Tax Fees                $   --          $   --
    All Other Fees              --              --
                            --------        --------
    Total                   $25,700         $20,505

    The Audit - Related Fees shown above all related to work performed in connection with the issuance of Consents of Independent Registered Public Accounting Firm included in Registration Statements on Forms SB-2 and S-8 and the review thereof by Hurley & Company.

    We do not have an Audit Committee. Our Board of Directors approved the Audit Fees for fiscal 2004, but none of the other fees for 2004 were specifically approved by our Board of Directors. Our Board of Directors approved the Audit Fees for fiscal 2003, but none of the other fees for 2003 were specifically approved by our Board of Directors.

                      CONECTISYS CORPORATION
             INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                         Page
                                                                         ----
Consolidated Financial Statements As Of And For The Years Ended
     September 30, 2004 and 2003
----------------------------------------------------------------

Report of Independent Registered Public Accounting Firm..................F-1

Consolidated Balance Sheet for the Year Ended September 30, 2004.........F-3

Consolidated Statements of Operations for the Years
     Ended September 30, 2004 and 2003...................................F-5

Consolidated Statements of Shareholders' Equity (Deficit) for the
Years Ended September 30, 2004 and 2003..................................F-6

Consolidated Statements of Cash Flows for the Years Ended
     September 30, 2004 and 2003.........................................F-13

Notes to Consolidated Financial Statements for the Years Ended
     September 30, 2004 and 2003.........................................F-16


         REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors
Conectisys Corporation and Subsidiaries
Valencia, California

We have audited the accompanying consolidated balance sheet of Conectisys Corporation and Subsidiaries (a development stage company) (the "Company") as of September 30, 2004, and the related consolidated statements of operations, changes in shareholders' equity (deficit), and cash flows for the years ended September 30, 2004 and 2003, and the cumulative period from December 1, 1990 (inception of development stage) through September 30, 2004, except that we did not audit these financial statements for the period December 1, 1990 (inception of development stage) through November 30, 1997; these financial statements were audited by other auditors, whose reports dated March 6, 1998 (for the period December 1, 1994 through November 30, 1997) and January 9, 1995 (for the period December 1, 1990 (inception of development stage) through November 30, 1994), respectively, expressed a going concern uncertainty.
These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Conectisys Corporation and Subsidiaries as of September 30, 2004, and the results of their operations and their cash flows for the years ended September 30, 2004 and 2003, and the cumulative period from December 1, 1990 (inception of development stage) through September 30, 2004, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a deficiency in working capital at September 30, 2004. These matters raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                         Hurley & Company

Granada Hills, California
December 14, 2004

CONECTISYS CORPORATION AND SUBSUDIARIES (A Development Stage Company) CONSOLIDATED BALANCE SHEET
September 30, 2004



Assets
Current assets
  Cash and cash equivalents                                   $    550,044
  Due from officer                                                  12,293
  Prepaid expense                                                  176,967
                                                              ------------
Total current assets                                               739,304

Property and equipment, net of accumulated
  depreciation of $321,560                                          23,357

License and technology, net of accumulated
  amortization of $421,478                                               0

Loan fees, net of accumulated
    amortization of $332,482                                       144,705
                                                              ------------
Total assets                                                  $    907,366
                                                              ============

CONECTISYS CORPORATION AND SUBSUDIARIES ( A Development Stage Company) CONSOLIDATED BALANCE SHEET
September 30, 2004



Liabilities and shareholders' equity
Current liabilities
  Accounts payable                                           $    256,180
  Accrued compensation                                          1,458,236
  Due to officers                                                  43,058
  Accrued interest payable                                        487,070
  Other current liabilities                                        25,167
  Notes payable and current potion of
    long-term debt                                              2,326,852
                                                             ------------
Total current liabilities                                       4,596,563

Long-term debt, net of current portion                          3,475,609
                                                             ------------
Total liabilities                                               8,072,172
                                                             ============
Commitments and contingencies                                           0

Shareholders' equity (deficit)
Preferred stock - Class A 1,000,000 shares authorized
  $1.00 par value, 215,865 issued and outstanding                 215,865
Convertible preferred stock - Class B, 1,000,000
  shares authorized, $1.00 par value; -0- shares
  issued and outstanding                                                0
Common stock - 7,500,000,000 shares authorized,
  no par value, 1,131,172,122 issued and outstanding           20,690,236
Additional paid in capital:
  Common stock, no par value
   17,743,654 stock options
   and warrants exercisable,                                    1,362,958
  Convertible preferred stock - Class B
    $1.00 par value, 1,000,000 options exercisable                100,000

Accumulated loss during development stage                     (29,533,865)
                                                           --------------
Total shareholders' deficit                                    (7,164,806)
                                                           --------------
Total liabilities and shareholders' equity                 $      907,366
                                                           ==============

CONECTISYS CORPORATION AND SUBSUDIARIES ( A Development Stage Company) CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended September 30, 2004 and 2003
And the Cumulative Period
From December 31, 1990 (Inception) Through September 30, 2004

                                                                                                   Dec. 1, 1990
                                                                                                    (Inception)
                                                                                                      Period
                                                                  Year Ended       Year Ended         Through
                                                                 September 30,    September 30,    September 30,
                                                                     2004             2003             2004
                                                                 --------------   --------------    --------------
Revenues                                                           $          0     $          0    $     517,460

Cost of goods sold                                                       95,879          148,675          885,942

Gross profit                                                            (95,879)        (148,675)        (368,482)

General and administrative                                            1,459,844        1,372,655       21,682,151

Loss from operations                                                 (1,555,723)      (1,521,330)     (22,050,633)

Non-operating income (expense)                                         (150,000)               0       (1,350,289)
Interest Income                                                               1                1          102,925
Interest expense                                                     (2,523,105)        (865,546)      (5,158,126)
                                                                   ------------     ------------    -------------
Net loss                                                           $ (4,228,827)    $ (2,386,875)   $ (28,456,123)

Weighted average shares outstanding                                 795,809,759      237,357,973

Net loss per share                                                        (0.01)           (0.01)
                                                                          ======           ======

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
For the Cumulative Period December 1, 1990 (Inception) Through September 30,
2004

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


CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
For the Cumulative Period December 1, 1990 (Inception) Through September 30, 2004


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


CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
For the Cumulative Period December 1, 1990 (Inception) Through September 30, 2004


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


CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
For the Cumulative Period December 1, 1990 (Inception) Through September 30, 2004


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


CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
For the Cumulative Period December 1, 1990 (Inception) Through September 30, 2004


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


CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
For the Cumulative Period December 1, 1990 (Inception) Through September 30, 2004


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


CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
For the Cumulative Period December 1, 1990 (Inception) Through September 30, 2004


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


CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
For the Cumulative Period December 1, 1990 (Inception) Through September 30, 2004


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

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
For the Cumulative Period December 1, 1990 (Inception) Through September 30, 2004


                                                                                                    Deficit
                                                                                                  Accumulated       Total
                                  Preferred Stock       Common Stock        Additional   Stock     During the  Shareholders'
                                     Class A            No Par Value         Paid-in   Subscript. Development      Equity
                                  Shares    Value     Shares       Value     Capital   Receivable    Stage        (Deficit)
                               --------- ----------  ---------- ----------- ---------- ---------- ------------ -----------
Shares issued in exchange for:
Services, October 2003 through
  August 2004 valued from
  $0.0008 to $0.0026 per share       0   $       0   57,300,000 $    78,400 $         0 $        0 $        0  $     78,400
Issuance of 7,000,000 warrants
 November 2003 through
 September 2004 at exercise
 Prices ranging from $0.002 to
 $0.005 per share, in
 conjunction with $2,000,000
 principal value of 12%
 convertible debt                    0              0            0            0    9,447         0          0         9,447
Debt and accrued liabilities
  December 2003 with
  preferred stock class A
  valued at $1.00 per share     15,845 A       15,845            0            0        0         0          0        15,845
Debt and accrued liabilities
  November 2003 to September
  2004 with common shares
  valued from $0.001 to $0.0025
  per share                          0              0  156,625,000      163,575        0         0          0       163,575
Cash, November 2003 through
  March 2004 with prices of
  approximately $0.0010              0              0   74,670,000       75,000        0         0          0        75,000
  per share
Re-characterization of beneficial
  conversion option as derivative
  conversion option , October 2003
  pertaining to $963,205 of
  convertible debt at
  September 30, 2003                 0              0            0            0     (881,550)     0         0      (881,550)
Conversion of $218,115 principal
  value of 12% convertible debt
  $327,172 of derivative
  conversion option
  along with $49,008 accrued
  interest, net of $28,571
  convertible debt discount          0         0  352,352,250      565,724                0               0      565,724
Net loss for the year                0         0            0            0         0      0      (4,228,827)  (4,228,827)
                             --------- ---------- -----------  ----------- ---------- ---------- ------------ -----------
Balance, September 30, 2004  215,865   $  215,865 1,131,172,122$20,690,236 $1,462,958 $        0 $(29,533,865)$(7,164,806)
                             ========= ========== =========== =========== ========== ========== ============ ===========
The accompanying notes are an integral part of these consolidated financial statements.

CONECTISYS CORPORATION AND SUBSUDIARIES ( A Development Stage Company) CONSOLIDATED STATEMENTS OF CASHFLOW
For the Years Ended September 30, 2004 and 2003
And the Cumulative Period
From December 31, 1990 (Inception) Through September 30, 2004

                                                                                                   Dec. 1, 1990
                                                                                                    (Inception)
                                                                  Year Ended       Year Ended         Through
                                                                 September 30,    September 30,    September 30,
                                                                     2004             2003             2004
                                                                 --------------   -------------    --------------
Operating activities
  Net (loss)                                                     $ (4,228,827)    $ (2,386,875)    $(28,456,123)
    Adjustments to reconcile net loss
      to net cash used by
      operating activities:
        Provision for bad debt                                              0                0        1,422,401
        Depreciation and amortization                                  17,007           24,180        1,711,161
        Derivative conversion option                                1,572,705                0        1,572,705
        Stock issued for services                                      78,400          134,000        7,599,173
        Stock issued for interest                                           0                0          535,591
        Settlements                                                         0                0          (25,000)
        Minority interest                                                   0                0          (62,500)
        Intangibles                                                         0                0        1,299,861
        Amortization of loan fees
          and note discounts                                          770,739          797,996        2,211,277
Changes in operating assets and liabilities
  (Increase) decrease in assets
    Accounts receivable                                                     0                0           (4,201)
    Prepaid expenses                                                 (176,967)               0         (176,967)
    Interest receivable                                                     0                0          (95,700)
    Deposits and prepaids                                                   0                0          182,346
  Increase (decrease) in liabilities
    Bank overdraft                                                          0                0                0
    Accounts payable                                                  116,108          297,153        1,033,509
    Accrued compensation                                              360,461          185,770        2,580,253
    Due to/from officers                                              (37,168)          70,179          706,803
    Other current liabilities                                         206,870           92,314          756,027
                                                                 -------------    -------------    -------------
Net cash used by operating activities                            $ (1,320,672)    $   (785,283)    $ (7,209,384)


CONECTISYS CORPORATION AND SUBSUDIARIES ( A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASHFLOW
For the Years Ended September 30, 2004 and 2003
And the Cumulative Period
From December 31, 1990 (Inception) Through September 30, 2004

                                                                                                   Dec. 1, 1990
                                                                                                    (Inception)
                                                                  Year Ended       Year Ended         Through
                                                                 September 30,    September 30,    September 30,
                                                                     2004             2003             2004
                                                                 --------------   -------------    --------------
Investing activities
  Increase in notes receivable                                   $          0     $          0     $ (1,322,500)
  Cost of license & technology                                              0                0          (94,057)
  Purchase of equipment                                                (7,888)          (5,317)        (211,735)

Net cash provided by (used by) investing activities                    (7,888)          (5,317)      (1,628,292)


Financing activities
  Common stock issued for cash                                         75,000          180,000        3,487,172
  Stock warrants                                                        9,447            9,816          196,578
  Preferred stock issued for cash                                                            0           16,345
  Proceeds from stock purchase                                              0                0          281,250
  Loan fees                                                          (213,843)         (83,069)        (517,187)
  Proceeds from debts
    Related party                                                           0                0          206,544
    Other                                                           2,073,218          679,163        6,236,261
  Payments on debt
    Related party                                                           0                0          (53,172)
    Other                                                             (67,500)         (48,129)        (502,036)
  Decrease in subscription receivable                                       0                0           35,450
  Contributed capital                                                                                       515
                                                                 -------------    -------------    -------------
Net cash from (used by) financing activities                        1,876,322          737,781        9,387,720
                                                                 -------------    -------------    -------------
Net increase (decrease) in cash                                       547,762          (52,819)         550,044
                                                                 -------------    -------------    -------------
Cash beginning of period                                                2,282           55,101                0

Cash end of period                                               $    550,044     $      2,282     $    550,044


CONECTISYS CORPORATION AND SUBSUDIARIES ( A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASHFLOW
For the Years Ended September 30, 2004 and 2003
And the Cumulative Period
From December 31, 1990 (Inception) Through September 30, 2004

                                                                                                   Dec. 1, 1990
                                                                                                    (Inception)
                                                                  Year Ended       Year Ended       Through
                                                                 September 30,    September 30,    September 30,
                                                                     2004             2003             2004
                                                                 --------------   -------------    --------------
Cash paid during the year for
  Interest                                                       $    229,719     $     50,979     $    618,367
  Income taxes                                                          6,400            3,200           14,450

Non-cash activities
  Common stock issued inn exchange for:
    Note receivable                                                         0                0          281,250
    Prepaids                                                                0                0          182,346
    PP&E                                                                    0                0          130,931
    License & technology                                                    0                0        2,191,478
    Minority interest                                                       0                0           59,247
    Repayment of debt and interest                                    729,300        1,215,611        6,300,967
    Accrued services and interest                                           0                0        4,949,192
  Preferred stock issued for
    Accrued services                                                   15,845                0           75,845
    Repayment of debt                                                       0                0          119,520
  Preferred stock options issued for
    Repayment of debt                                                       0                0          100,000

Re-characterize beneficial conversion
  option as debt                                                      881,500                0          881,550


CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2004

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

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2004

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

Since the fair value is estimated at September 30, 2004, the amounts that will actually be realized or paid at settlement of the instruments could be significantly different. The carrying amount of cash and cash equivalents is assumed to be the fair value because of the liquidity of these instruments. Accounts payable, accrued compensation, due to/from officer, accrued interest, other current liabilities, and notes payable approximate fair value because of the short maturity of these instruments. Also, market rates of interest apply on all officer advances and short-term promissory notes. Long-term debt is recorded at face value because the principal amount is convertible into common stock.

Fiscal year

Effective December 1, 1998, the Company changed its fiscal year-end from November 30 to September 30.

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2004

Research and development costs

The Company has been engaged in researching, engineering, and developing its H-Net(TM) technologies since August 1995, and did not generate any revenue during the past fiscal year. The Company hopes to complete additional large-scale cost reduction runs for the production and subsequent sale of the H-Net
(TM)system in 2005.


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

Technology

Deferred technology costs include capitalized product development and product improvement costs incurred after achieving technological feasibility and are amortized over a period of five years. At September 30, 2004, no deferred technology costs were recognized.

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2004

Accounting for stock-based compensation

Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-based Compensation," establishes a fair value method of accounting for stock-based compensation plans and for transactions in which an entity acquires
goods or services   from non-employees in exchange for equity instruments.  The
Company adopted this accounting standard on January 1, 1996. SFAS No. 123 also encourages, but does not require, companies to record compensation cost for stock-based employee compensation. The Company has chosen to account for stock-based compensation utilizing the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, compensation cost for stock options is measured as the excess, if any, of the fair market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock. Also, in accordance with SFAS No. 123, the Company has provided footnote disclosures with respect to stock-based employee compensation. The cost of stock-based compensation is measured at the grant date on the value of the award, and this cost is then recognized as compensation expense over the service period. The value of the stock-based award is determined using a pricing model whereby compensation cost is the excess of the fair market value of the stock as determined by the model at the grant date or other measurement date over the amount an employee must pay to acquire the stock.

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

The following table illustrates the effect on net loss if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation:

                                       Year Ended          Year Ended
                                      Sept. 30, 2004      Sept. 30, 2003

        Net loss, as reported      $    (4,228,827)     $     (2,386,875)

        Add:    Total stock-based
        compensation expense included
        in net loss, as reported                -                   -

        Deduct: Total stock-based
        compensation expense
        determined under fair value based
        method for all awards, net of
        related tax effects                     -                   -
                                    ---------------     -----------------
        Pro forma net loss         $    (4,228,827)     $     (2,386,875)


Stock issued for non-cash consideration

Shares of the Company's no par value common stock issued in exchange for goods or services are valued at the cost of the goods or services received or at the market value of the shares issued, depending on the ability to estimate the value of the goods or services received.

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2004

Income taxes

The Company files a consolidated federal income tax return. The Company has adopted SFAS No. 109, which requires the Company to recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's consolidated financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and tax basis of assets using the enacted rates in effect in the years in which the differences are expected to reverse. The Company has recognized a valuation allowance covering 100% of the net deferred tax assets (primarily tax benefits from net operating loss carryforwards), because it is more likely than not that the tax benefits attributable to the deferred tax assets will not be realized in the future.

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

As of September 30, 2004, the Company had 1,131,172,122 shares of common stock outstanding. If all the Company's unexpired stock warrants and options (including contingent issuances) were exercised, and all the principal value and accrued interest on its outstanding convertible debentures were converted, the Company's incremental common shares (not included in the denominator of diluted earnings (loss) per share because of their anti-dilutive nature) would be as follows:

Class B preferred stock options                   10,000,000
Convertible note holder common stock warrants     13,250,000
Common stock warrants - other                        500,000
Common stock options - officers                    4,043,654
Common stock options - other                       2,450,000
                                               -------------
Subtotal                                          30,243,654

Accrued officer compensation ($480,000),
assumed converted into common stock at
prices ranging from $0.0215 to $0.2250
per share                                         29,530,431

Convertible note holder principal value
($2,745,090), accrued interest (242,569)
and net of prepaid interest ($142,808),
assumed converted into common stock at
$0.0005 per share                              5,689,702,000
                                               -------------
Total potential common stock equivalents       5,749,476,085

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2004

Net loss per common share - basic and diluted (continued)

If all currently outstanding potential common stock equivalents were exercised, the Company would receive proceeds of approximately $5,204,000

Advertising Costs

The Company expenses advertising cost in the year incurred.
Such costs amounted to $7,447 and $11,489 for the years ended September 30, 2004 and 2003, respectively.

Recently issued accounting pronouncements

The Financial Accounting Standard Board (FASB) has established new pronouncements. The Company does not expect the adoption of these pronouncements to have a material impact on its financial position, results of operations or cashflows. This includes SFAS No. 144, Accounting for Impairment and Disposal of Long-Lived Assets

In January 2003, the FASB issued FASB Interpretation ("FIN") No. 46, "Consolidation of Variable Interest Entities." FIN No. 46 clarified the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," and applies immediately to any variable interest entities created after January 31, 2003 and to variable interest entities in which an interest is obtained after that date. The Company holds no interest in variable interest entities.

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2004

Recently issued accounting pronouncements (continued)

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 clarifies the accounting and reporting for derivative instruments, including certain derivative instruments imbedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." In particular, SFAS No. 149 clarifies under what circumstances a contract with an initial net investment met the characteristic of a derivative as described in SFAS No. 133. SFAS No. 149 also clarifies when a derivative contains a financing component. SFAS No. 149 is generally effective for derivative instruments entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The Company holds no derivative instruments and does not engage in hedging activities.

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

In December 2003, the FASB issued a revised Interpretation No. 46, "Consolidation of Variable Interest Entities." The interpretation clarifies the application of "Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain types of variable interest entities. The Company does not expect the adoption of this interpretation to have any impact on its financial statements.

NOTE 2. GOING CONCERN UNCERTAINTY

As of September 30, 2004, the Company had a deficiency in working capital of approximately $3,850,000 and had incurred continual net losses since its return to the development stage in fiscal 1996 of approximately $26,000,000, which raise substantial doubt about the Company's ability to continue as a going concern.

Management's plans for correcting these deficiencies include the future sales and licensing of the Company's products and technologies, the raising of capital through the issuance of common stock and from continued officer advances, which are expected to help provide the Company with the liquidity necessary to meet operating expenses. An investor group had previously advanced the Company an aggregate amount of $3,250,000,000 through fourteen similar funding tranches occurring in April 2002, May 2002, June 2002, November 2002, March 2003, May 2003, November 2003, December 2003, December 2003, February 2004, March 2004, April 2004, June 2004 and September 2004. Over the longer term, the Company plans to achieve profitability through its operations from the sale and licensing of its H-Net(TM) automatic meter-reading system. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of the recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2004

NOTE 3. RELATED PARTY TRANSACTIONS

The officers of the Company have continually advanced funds to the Company. These advances have generally been in the form of revolving short-term promissory notes at an annual interest rate of 18% (see Note 8 below).

NOTE 4.   PREPAID EXPENSES AND DEPOSITS

The Company has accrued a prepaid expense of $120,000 as a staying bonus for the Chief Executive Officer and the Secretary as per their employment contracts (see note 8). The staying bonus is being amortized over the calendar year 2004. For the year ended September 30, 2004, $90,000 was amortized as officer salaries with a balance of $30,000 at September 30, 2004.

In connection with the convertible debenture financing obtained in April 2004, June 2004 and September 2004, the Company prepaid $30,000, $75,000 and $75,000 dollars in interest, respectively (see note 10). The prepaid interest is being amortized over a one year period. For the year ended September 30, 2004, $13,562, $19,110 and $4,520 were amortized, respectively, for a total of $37,192. The balances at September 30, 2004 are $16,438, $55,890 and $70,480
for a total prepaid interest of $142,808.

Also included in prepaid expenses is a prepaid retainer in the amount of $4,159 to a law firm in connection with a suit brought forth by Devon Investment Advisors Ltd. (see note 13). As of September 30, 2004, the balance in prepaid expenses was $176,967.

NOTE 5.    PROPERTY AND EQUIPMENT

Property and equipment at September 30, 2004 consisted of the following:


Office equipment                             $   292,946
Furniture and fixtures                            16,609
Vehicles                                          35,362
                                             -----------
Total cost                                       344,917
Accumulated depreciation                        (321,560)
                                             -----------
Net book value                               $    23,357
                                             ===========

NOTE 6.    LICENSE RIGHTS AND TECHNOLOGY

License rights and technology at September 30, 2004 consisted of the following:

      License rights                            $   421,478
      Accumulated amortization                     (421,478)
                                                 -----------
        Net book value                          $       -
                                                 ===========

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2004

NOTE 7.   LOAN FEES

In February 2002, the Company received $340,000 in short-term financing from an investment group through the issuance of a promissory note maturing on May 15, 2002 and accruing interest at an annual rate of 18%. Included in the loan was $40,000 in fees, consisting specifically of a $30,000 finder's fee and a $10,000 legal fee. These loan fees were fully amortized at September 30, 2002, with the balances written-off at September 30, 2004 as a result of a legal settlement.

In March through June 2002, the Company received $750,000 from an accredited investor group in exchange for 12% convertible debentures, convertible at the lesser of $0.06 per share and 50% of the average of the lowest three intra-day trading prices of a share of common stock during the 20 trading days immediately preceding conversion. The convertible debentures were accompanied by 3,750,000 common stock warrants, exercisable over a three year period at the lesser of $0.045 per share and the average of the lowest three intra-day trading prices of a share of common stock during the 20 trading days immediately preceding conversion. Loan fees associated with these loans amounted to $147,500, of which $90,000 represented finder's fees and $57,500 represented legal costs. These loan fees were fully amortized at September 30, 2003.

In November 2002 through May 2003, the Company received another $500,000 from the above accredited investor group in exchange for 12% convertible debentures, convertible at the lesser of $0.01 per share and 50% of the average of the lowest three intra-day trading prices of a share of common stock during the 20 trading days immediately preceding conversion. The convertible debentures were accompanied by 2,500,000 common stock warrants, exercisable over a seven-year period at $0.005 per share. Loan fees associated with these loans amounted to $83,069, consisting of $66,069 in finder's fees and $17,000 in legal costs. Amortization of these fees over the pro-rata portion of the one-year term of the loans amounted to $55,173 through September 30, 2003. Total amortization of all loan fees during the year ended September 30, 2003 amounted to $144,276, including $89,103 attributable to the unamortized balance at September 30, 2002. The unamortized balance of the loan fees at September 30, 2003 was $27,896.

In October 2003, the variable conversion price of the 12% convertible debentures issued from March through June 2002 and from November 2002 through May 2003 was reduced from 50% to 40% of the average of the lowest three intra-day trading prices of a share of common stock during the 20 trading days immediately preceding conversion.

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2004

NOTE 7.   LOAN FEES (continued)

In November 2003 through December 2003, the Company received another $200,000 from the above accredited investor group in exchange for 12% convertible debentures, convertible at the lesser of $0.005 per share and 40% of the average of the lowest three intra-day trading prices of a share of common stock during the 20 trading days immediately preceding conversion. The convertible debentures were accompanied by 1,500,000 common stock warrants, exercisable over a seven-year period at $0.005 per share. Loan fees associated with these loans amounted to $33,778, consisting of $18,778 in finder's fees and $15,000 in legal costs.

In February 2004 and March 2004, the Company received another $300,000 from the above accredited investor group in exchange for 12% convertible debentures, convertible at the lesser of $0.005 per share and 40% of the average of the lowest three intra-day trading prices of a share of common stock during the 20 trading days immediately preceding conversion. The convertible debentures were accompanied by 1,500,000 common stock warrants, exercisable over a seven-year period at $0.002 per share. Loan fees associated with these loans amounted to $42,335, consisting of $35,335 in finder's fees and $7,000 in legal costs.

In April 2004, the Company received another $250,000 from the above accredited investor group in exchange for 12% convertible debentures, convertible at the lesser of $0.005 per share and 40% of the average of the lowest three intra-day trading prices of a share of common stock during the 20 trading days immediately preceding conversion. The convertible debentures were accompanied by 750,000 common stock warrants, exercisable over a seven-year period at $0.002 per share. Loan fees associated with these loans amounted to $36,624, consisting of $21,624 in finder's fees and $15,000 in legal costs. The Company also prepaid $30,000 in interest.

In June 2004, the Company received another $625,000 from the above accredited investor group in exchange for 12% convertible debentures, convertible at the lesser of $0.005 per share and 40% of the average of the lowest three intra-day trading prices of a share of common stock during the 20 trading days immediately preceding conversion. The convertible debentures were accompanied by 1,875,000 common stock warrants, exercisable over a seven-year period at $0.002 per share. Loan fees associated with these loans amounted to $52,653, consisting of $47,653 in finder's fees and $5,000 in legal costs. The Company also prepaid $75,000 in interest.

In September 2004, the Company received another $625,000 from the above accredited investor group in exchange for 12% convertible debentures, convertible at the lesser of $0.005 per share and 40% of the average of the lowest three intra-day trading prices of a share of common stock during the 20 trading days immediately preceding conversion. The convertible debentures were accompanied by 1,875,000 common stock warrants, exercisable over a seven-year period at $0.002 per share. Loan fees associated with these loans amounted to $48,453, consisting of $46,953 in finder's fees and $1,500 in legal costs. The Company also prepaid $75,000 in interest.

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2004

NOTE 7.   LOAN FEES (continued)

Total new loan fees during the year ended September 30 ,2004 amounted to $213,843. Total amortization on the one and two-year lives of all loan fees amounted to $97,034 during the year ended September 30, 2004, leaving an unamortized balance at September 30, 2004 of $144,705.

NOTE 8.    DUE TO/FROM OFFICERS

At September 30, 2001, a revolving promissory note agreement for $56,880 was drawn up, due on demand, at an annual interest rate of 18%, for unpaid cumulative advances (plus interest) made by the Company's CEO. During the year ended September 30, 2002, cash advances of $31,500 were made. Additionally, the loan account was increased by $120,875, representing the value of 2,361,814 restricted shares of the Company's common stock held by the CEO, which were used as collateral and transferred to a note holder in June of 2002 to partially cover a $300,000 debt, and by $16,202, representing the value of 794,857 restricted shares of the Company's common stock held by the CEO, which were pledged to and sold by a convertible note holder on a Company obligation in default. Repayments of debt by the Company amounted to $144,806 and accrued interest amounted to $6,913 during the year ended September 30, 2002, resulting in a loan balance due the CEO at September 30, 2002 of
$87,564. During the year ended September 30, 2003, additional cash advances totaling $37,869 were made, along with $37,423, representing another 1,835,885 restricted shares of the Company's common stock pledged and sold by the above note holder. Repayments of debt by the Company amounted to $136,009, including re-issuance of 2,361,814 restricted shares of the Company's common stock valued at $120,875 that had been transferred to a note holder during the previous fiscal year. Accrued interest during the year ended September 30, 2003 was $10,073, bringing the loan balance due the CEO at September 30, 2003
to $36,920.   During the year ended September 30, 2004, the Company
repaid $32,673. Accrued interest of $3,558 during the period brought the loan balance due the
CEO at September 30, 2004 to $7,805. The loan balance at September 30, 2004 is currently due on demand and continues to accrue interest at the rate of 18% per year.

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2004

NOTE 8.    DUE TO/FROM OFFICERS (continued)

At September 30, 2001, a promissory note agreement for $25,874 was drawn up, due on demand, at an annual interest rate of 18 percent, for cumulative advances (plus interest) made by the Company's Secretary/Treasurer. The Secretary/Treasurer had also borrowed on a personal credit card for the Company's behalf in the amount of $18,455, bringing the total obligation due the Secretary/Treasurer at September 30, 2001 to $44,329. During the year ended September 30, 2002, the personal credit card balance was virtually paid-off. Additional loan advances were $19,500, loan repayments were $39,500, and accrued interest was $2,269 during the year ended September 30, 2002, bringing the aggregate loan balance due the Secretary/Treasurer at September 30, 2002 to $8,143. During the year ended September 30, 2003, additional cash advances of $37,500 were made, and accrued interest was $6,522, resulting in a loan balance due the secretary Treasurer at September 30, 2003 of $52,165. During the year ended September 30, 2004, the Company repaid $25,655 and received an additional $666 from the treasurer. Accrued interest amounted to $8,077 during the period bring the loan balance due the Secretary at September 30, 2004 to $35,253. The loan balance at September 30, 2004 is currently due on demand and continues to accrue interest at the rate of 18% per year.

During the period May through September 2002, the Company's Chief Technical Officer advanced the Company $32,946, corresponding to 684,407 restricted shares of the Company's common stock held by the officer, which were pledged to and sold by a convertible note holder on a Company obligation in default. Accrued interest at the annual rate of 18% was $1,831 through the end of the fiscal year, bringing the total loan amount to $34,777 at September 30, 2002. In November 2002, the Company re-issued the 684,407 restricted shares to the Chief Technical Officer (valued at $32,946) that had been pledged to and sold by the convertible note holder during the previous fiscal year. Accrued interest amounted to $1,205 during the year ended September 30, 2003, resulting in a loan balance of $3,036 as of that date. During the year ended September 30, 2004, the Company repaid $15,623. During the year ended September 30, 2004, accrued interest amounted to $294 bringing the loan balance due from the Chief Technical Officer at September 30, 2004 is $12,293. The loan balance at September 30, 2004 is currently due on demand and continues to accrue interest at the rate of 18% per year.

The aggregate amount due officers at September 30, 2004 and 2003 was $30,765 and $92,121, respectively, and interest expense on the officer loans amounted to $11,929 and $19,431 for the years ended September 30, 2004 and 2003, respectively. For presentation purposes $12,293 due from the Chief Technical Officer has been shown as a receivable and $43,058 has been shown as due to officers at September 30, 2004.

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2004

NOTE 8.    DUE TO/FROM OFFICERS (continued)

As of September 30, 2004, the Company owed its officers $1,458,236 in accrued compensation. Of this amount, $360,000 was attributable to aggregate staying bonuses payable to the President and Secretary/Treasurer of the Company as of September 30, 2003. An additional $120,000 was accrued on December 31, 2003
which will be amortized over the 2004 calendar year.   The staying bonuses are
to be compensated for with Conectisys Corp. restricted stock, valued at the average bid and ask price for the stock for the 30 days prior to each respective year-end issuance date. The total common stock to be issued as staying bonuses amounted to 6,888,922 as of September 30, 2003 and 22,641,509 for the December 31, 2003, bringing the total to be issued to 29,530,431 shares at September 30, 2004.


NOTE 9.    NOTES PAYABLE

Notes payable at September 30, 2004 consisted of the following:

Registered Convertible Debentures - secured by substantially all the assets of the Company

        Convertible Debenture #1

     Note payable to AJW Partners, LLC
      (Convertible Debenture) due on
      March 29, 2003 at an annual interest
      rate of 12%                                  $6,560

     Accrued interest of $7,479 and principal
      on Convertible Debenture convertible
      into approximately 28,078,000
      shares of common stock at the price
      of $0.0005 at September 30, 2004               7,479  $    14,039
                                                   -------
     Note payable to New Millennium Capital
      Partners II, LLC (Convertible Debenture)
      due on March 29, 2003 at an annual interest
      rate of 12%                                  $6,560

     Accrued interest of $7,479 and principal
      on Convertible Debenture convertible
      into approximately 28,078,000
      shares of common stock at the price
      of $0.0005at September 30, 2004                7,479  $    14,039
                                                   -------

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2004


NOTE 9.    NOTES PAYABLE (continued)

     Note payable to AJW/New Millennium
      Offshore, Ltd. (Convertible Debenture)
      due on March 29, 2003 at an annual
      interest rate of 12%                          $8,740

     Accrued interest of $8,673 and principal
      on Convertible Debenture convertible
      into approximately 34,826,000
      shares of common stock at the price
      of $0.0005 at September 30, 2004               8,673  $    17,413
                                                   -------
     Note payable to Pegasus Capital Partners,
      LLC (Convertible Debenture) due on
      March 29, 2003 at an annual interest
      rate of 12%                                   $7,730

     Accrued interest of $5,450 and principal
      on Convertible Debenture convertible
      into approximately 26,360,000
      shares of common stock at the price
      of $0.0005 at September 30, 2004               5,450  $    13,180
                                                   -------
     Convertible Debenture #2

     Note payable to AJW Partners, LLC
      (Convertible Debenture) due on
      May 10, 2003 at an annual interest
      rate of 12%                                   $40,000

     Accrued interest of $11,507 and principal
      on Convertible Debenture convertible
      into approximately 103,014,000
      shares of common stock at the price
      of $0.0005 at September 30, 2004               11,507  $   51,507
                                                   --------

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2004


NOTE 9.    NOTES PAYABLE (continued)

     Note payable to New Millennium Capital
      Partners II, LLC (Convertible Debenture)
      due on  May 10, 2003 at an annual
      interest rate of 12%                         $40,000

     Accrued interest of $11,507 and principal
      on Convertible Debenture convertible
      into approximately 103,014,000
      shares of common stock at the price
      of $0.0005 at September 30, 2004              11,507  $    51,507
                                                   -------
     Note payable to AJW/New Millennium
      Offshore, Ltd. (Convertible Debenture)
      due on May 10, 2003 at an annual
      interest rate of 12%                         $45,000

     Accrued interest of $12,945 and principal
      on Convertible Debenture convertible
      into approximately 115,890,000
      shares of common stock at the price
      of $0.0005 at September 30, 2004               12,945  $   57,945
                                                    -------

     Note payable to Pegasus Capital Partners,
      LLC (Convertible Debenture) due on
      May 10, 2003 at an annual
      interest rate of 12%                          $25,000

     Accrued interest of $7,192 and principal
      on Convertible Debenture convertible
      into approximately 64,384,000
      shares of common stock at the price
      of $0.0005 at September 30, 2004                7,192  $   32,192
                                                    -------
     Convertible Debenture #3

     Note payable to AJW Partners, LLC
      (Convertible Debenture) due on
      June 17, 2003 at an annual interest
      rate of 12%                                    $80,000

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2004


NOTE 9.    NOTES PAYABLE (continued)

     Accrued interest of $22,014 and principal
      on Convertible Debenture convertible
      into approximately 204,028,000
      shares of common stock at the price
      of $0.0005 at September 30, 2004                22,014  $  102,014
                                                    --------

     Note payable to New Millennium Capital
      Partners II, LLC (Convertible Debenture)
      due on  June 17, 2003 at an annual
      interest rate of 12%                           $80,000

     Accrued interest of $22,014 and principal
      on Convertible Debenture convertible
      into approximately 204,028,000
      shares of common stock at the price
      of $0.0005 at September 30, 2004                22,014  $  102,014
                                                     -------

     Note payable to AJW/New Millennium
      Offshore, Ltd. (Convertible Debenture)
      due on June 17, 2003 at an annual
      interest rate of 12%                           $90,000

     Accrued interest of $24,766 and principal
      on Convertible Debenture convertible
      into approximately 229,532,000
      shares of common stock at the price
      of $0.0005 at September 30, 2004                24,766  $  114,766
                                                    --------

     Note payable to Pegasus Capital Partners,
      LLC (Convertible Debenture) due on
      June 17, 2003 at an annual
      interest rate of 12%                           $50,000

     Accrued interest of $13,759 and principal
      on Convertible Debenture convertible
      into approximately 127,518,000
      shares of common stock at the price
      of $0.0005 at September 30, 2004                13,759  $   63,759
                                                    --------

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2004


NOTE 9.    NOTES PAYABLE (continued)

     Convertible Debenture #5

     Note payable to AJW Partners, LLC
      (Convertible Debenture) due on
      March 3, 2004 at an annual interest
      rate of 12%                                    $38,500

     Accrued interest of $7,316 and principal
      on Convertible Debenture convertible
      into approximately 91,632,000
      shares of common stock at the price
      of $0.0005 at September 30, 2004                 7,316  $   45,816
                                                     -------

     Note payable to AJW Offshore, Ltd.
      (Convertible Debenture) due on
      March 3, 2004 at an annual interest
      rate of 12%                                    $38,500

     Accrued interest of $7,316 and principal
      on Convertible Debenture convertible
      into approximately 91,632,000
      shares of common stock at the price
      of $0.0005 at September 30, 2004                 7,316  $   45,816
                                                     -------

     Note payable to AJW Qualified Partners,
      LLC (Convertible Debenture) due on
      March 3, 2004 at an annual interest
      rate of 12%                                    $38,500

     Accrued interest of $7,316 and principal
      on Convertible Debenture convertible
      into approximately 91,632,000
      shares of common stock at the price
      of $0.0005 at September 30, 2004                 7,316  $   45,816
                                                     -------

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2004


NOTE 9.    NOTES PAYABLE (continued)

     Convertible Debenture #6

     Note payable to AJW Partners, LLC
      (Convertible Debenture) due on
      May 12, 2004 at an annual interest
      rate of 12%                                    $50,000

     Accrued interest of $8,351 and principal
      on Convertible Debenture convertible
      into approximately 116,702,000
      shares of common stock at the price
      of $0.0005 at September 30, 2004                 8,351  $   58,351
                                                     -------

     Note payable to AJW Offshore, Ltd.
      (Convertible Debenture) due on
      May 12, 2004 at an annual interest
      rate of 12%                                    $50,000

     Accrued interest of $8,351 and principal
      on Convertible Debenture convertible
      into approximately 116,702,000
      shares of common stock at the price
      of $0.0005 at September 30, 2004                 8,351  $   58,351
                                                     -------

     Note payable to AJW Qualified Partners,
      LLC (Convertible Debenture) due on
      May 12, 2004 at an annual interest
      rate of 12%                                    $50,000

     Accrued interest of $8,351 and principal
      on Convertible Debenture convertible
      into approximately 116,702,000
      shares of common stock at the price
      of $0.0005 at September 30, 2004                 8,351  $   58,351
                                                    --------

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2004


NOTE 9.    NOTES PAYABLE (continued)

     Convertible Debenture #7

     Note payable to AJW Partners, LLC
      (Convertible Debenture) due on
      November 25, 2004 at an annual interest
      rate of 12%                                    $33,333

     Accrued interest of $3,408 and principal
      on Convertible Debenture convertible
      into approximately 73,482,000
      shares of common stock at the price
      of $0.0005 at September 30, 2004                 3,408  $   36,741
                                                    --------

     Note payable to AJW Offshore, Ltd.
      (Convertible Debenture) due on
      November 25, 2004 at an annual interest
      rate of 12%                                    $33,333

      Accrued interest of $3,408 and principal
      on Convertible Debenture convertible
      into approximately 73,482,000
      shares of common stock at the price
      of $0.0005 at September 30, 2004                 3,408  $   36,741
                                                    --------
     Note payable to AJW Qualified Partners,
      LLC (Convertible Debenture) due on
      November 25, 2004 at an annual interest
      rate of 12%                                    $33,334

     Accrued interest of $3,408 and principal
      on Convertible Debenture convertible
      into approximately 73,484,000
      shares of common stock at the price
      of $0.0005 at September 30, 2004                 3,408  $   36,742
                                                    --------

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2004


NOTE 9.    NOTES PAYABLE (continued)

     Convertible Debenture #8

     Note payable to AJW Partners, LLC
      (Convertible Debenture) due on
      December 3, 2004 at an annual interest
      rate of 12%                                    $16,667

     Accrued interest of $1,660 and principal
      on Convertible Debenture convertible
      into approximately 36,654,000
      shares of common stock at the price
      of $0.0005 at September 30, 2004                 1,660  $   18,327
                                                    --------

     Note payable to AJW Offshore, Ltd.
      (Convertible Debenture) due on
      December 3, 2004 at an annual interest
      rate of 12%                                    $16,667

     Accrued interest of $1,660 and principal
      on Convertible Debenture convertible
      into approximately 36,654,000
      shares of common stock at the price
      of $0.0005 at September 30, 2004                 1,660  $   18,327
                                                    --------

     Note payable to AJW Qualified Partners,
      LLC (Convertible Debenture) due on
      December 3, 2004 at an annual interest
      rate of 12%                                    $16,666

     Accrued interest of $1,660 and principal
      on Convertible Debenture convertible
      into approximately 36,654,000
      shares of common stock at the price
      of $0.0005 at September 30, 2004                 1,661  $   18,327
                                                    --------

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2004


NOTE 9.    NOTES PAYABLE (continued)

     Convertible Debenture #9

     Note payable to AJW Partners, LLC
      (Convertible Debenture) due on
      December 31, 2004 at an annual interest
      rate of 12%                                    $16,667

     Accrued interest of $1,507 and principal
      on Convertible Debenture convertible
      into approximately 36,348,000
      shares of common stock at the price
      of $0.0005 at September 30, 2004                 1,507  $   18,174
                                                    --------

     Note payable to AJW Offshore, Ltd.
      (Convertible Debenture) due on
      December 31, 2004 at an annual interest
      rate of 12%                                    $16,667

     Accrued interest of $1,507 and principal
      on Convertible Debenture convertible
      into approximately 36,348,000
      shares of common stock at the price
      of $0.0005 at September 30, 2004                 1,507  $   18,174
                                                    --------

     Note payable to AJW Qualified Partners,
      LLC (Convertible Debenture) due on
      December 31, 2004 at an annual interest
      rate of 12%                                    $16,666

     Accrued interest of $1,507 and principal
      on Convertible Debenture convertible
      into approximately 36,346,000
      shares of common stock at the price
      of $0.0005 at September 30, 2004                  1,507  $  18,173
                                                     --------

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2004


NOTE 9.    NOTES PAYABLE (continued)

     Convertible Debenture #10

     Note payable to AJW Partners, LLC
      (Convertible Debenture) due on
      February 18, 2005 at an annual interest
      rate of 12%                                    $16,666

     Accrued interest of $1,238 and principal
      on Convertible Debenture convertible
      into approximately 35,808,000
      shares of common stock at the price
      of $0.0005 at September 30, 2004                 1,238  $   17,904
                                                    --------

     Note payable to AJW Offshore, Ltd.
      (Convertible Debenture) due on
      February 18, 2005 at an annual interest
      rate of 12%                                    $16,667

     Accrued interest of $1,238 and principal
      on Convertible Debenture convertible
      into approximately 35,810,000
      shares of common stock at the price
      of $0.0005 at September 30, 2004                 1,238  $   17,905
                                                    --------

     Note payable to AJW Qualified Partners,
      LLC (Convertible Debenture) due on
      February 18, 2005 at an annual interest
      rate of 12%                                    $16,667

     Accrued interest of $1,239 and principal
      on Convertible Debenture convertible
      into approximately 35,810,000
      shares of common stock at the price
      of $0.0005 at September 30, 2004                 1,238  $  17,905
                                                    --------

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2004


NOTE 9.    NOTES PAYABLE (continued)

     Convertible Debenture #11

     Note payable to AJW Partners, LLC
      (Convertible Debenture) due on
      February 18, 2005 at an annual interest
      rate of 12%                                    $83,334

     Accrued interest of $5,780 and principal
      on Convertible Debenture convertible
      into approximately 178,230,000
      shares of common stock at the price
      of $0.0005 at September 30, 2004                 5,781  $  89,115
                                                    --------

     Note payable to AJW Offshore, Ltd.
      (Convertible Debenture) due on
      February 18, 2005 at an annual interest
      rate of 12%                                    $83,333

     Accrued interest of $5,781 and principal
      on Convertible Debenture convertible
      into approximately 178,228,000
      shares of common stock at the price
      of $0.0005 at September 30, 2004                 5,781  $  89,114
                                                    --------

     Note payable to AJW Qualified Partners,
      LLC (Convertible Debenture) due on
      February 18, 2005 at an annual interest
      rate of 12%                                    $83,333

     Accrued interest of $5,781 and principal
      on Convertible Debenture convertible
      into approximately 178,228,000
      shares of common stock at the price
      of $0.0005 at September 30, 2004                 5,781  $  89,114
                                                    --------

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2004


NOTE 9.    NOTES PAYABLE (continued)

     Convertible Debenture #12

     Note payable to AJW Partners, LLC
      (Convertible Debenture) due on
      April 19, 2006 at an annual interest
      rate of 12% with one year interest prepaid     $50,000

     Accrued interest of $0 and principal
      on Convertible Debenture convertible
      into approximately 100,000,000
      shares of common stock at the price
      of $0.0005 at September 30, 2004                     0  $   50,000
                                                    --------

     Note payable to AJW Offshore, Ltd.
      (Convertible Debenture) due on
      April 19, 2006 at an annual interest
      rate of 12%  with one year interest prepaid     $88,700

     Accrued interest of $0 and principal
      on Convertible Debenture convertible
      into approximately 177,400,000
      shares of common stock at the price
      of $0.0005 at September 30, 2004                     0  $  88,700
                                                    --------

     Note payable to AJW Qualified Partners,
      LLC (Convertible Debenture) due on
      April 19, 2006 at an annual interest
      rate of 12% with one year interest prepaid    $101,125

     Accrued interest of $0 and principal
      on Convertible Debenture convertible
      into approximately 202,250,000
      shares of common stock at the price
      of $0.0005 at September 30, 2004                     0  $ 101,125
                                                    --------

     Note payable to New Millennium Capital
      Partners II, LLC (Convertible Debenture)
      due on April 19, 2006 at an annual
      interest rate of 12% with one year
      interest prepaid                               $10,175

     Accrued interest of $0 and principal
      on Convertible Debenture convertible
      into approximately 20,350,000
      shares of common stock at the price
      of $0.0005 at September 30, 2004                     0  $  10,175
                                                    --------

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2004


NOTE 9.    NOTES PAYABLE (continued)

     Convertible Debenture #13

     Note payable to AJW Partners, LLC
      (Convertible Debenture) due on
      June 30, 2006 at an annual interest
      rate of 12%  with one year
      interest prepaid                              $125,000

     Accrued interest of $0 and principal
      on Convertible Debenture convertible
      into approximately 250,000,000
      shares of common stock at the price
      of $0.0005 at September 30, 2004                     0  $ 125,000
                                                    --------

     Note payable to AJW Offshore, Ltd.
      (Convertible Debenture) due on
      June 30, 2006 at an annual interest
      rate of 12%  with one year
      interest prepaid                              $221,750

     Accrued interest of $0 and principal
      on Convertible Debenture convertible
      into approximately 443,500,000
      shares of common stock at the price
      of $0.0005 at September 30, 2004                     0  $ 221,750
                                                    --------

     Note payable to AJW Qualified Partners,
      LLC (Convertible Debenture) due on
      June 30, 2006 at an annual interest
      rate of 12%   with one year
      interest prepaid                              $252,813

     Accrued interest of $0 and principal
      on Convertible Debenture convertible
      into approximately 505,626,000
      shares of common stock at the price
      of $0.0005 at September 30, 2004                     0  $ 252,813
                                                    --------

     Note payable to New Millennium Capital
      Partners II, LLC (Convertible Debenture)
      due on June 30, 2006 at an annual
      interest rate of 12% with one year
      interest prepaid                              $25,437

     Accrued interest of $0 and principal
      on Convertible Debenture convertible
      into approximately 50,874,000
      shares of common stock at the price
      of $0.0005 at September 30, 2004                    0  $  25,437
                                                   --------

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2004


NOTE 9.    NOTES PAYABLE (continued)

     Convertible Debenture #14

     Note payable to AJW Partners, LLC
      (Convertible Debenture) due on
      September 9, 2006 at an annual interest
      rate of 12%  with one year
      interest prepaid                              $125,000

     Accrued interest of $0 and principal
      on Convertible Debenture convertible
      into approximately 250,000,000
      shares of common stock at the price
      of $0.0005 at September 30, 2004                     0  $ 125,000
                                                    --------

     Note payable to AJW Offshore, Ltd.
      (Convertible Debenture) due on
      September 9, 2006 at an annual interest
      rate of 12% with one year
      interest prepaid                              $221,750

     Accrued interest of $0 and principal
      on Convertible Debenture convertible
      into approximately 443,500,000
      shares of common stock at the price
      of $0.0005 at September 30, 2004                     0  $ 221,750
                                                    --------

     Note payable to AJW Qualified Partners,
      LLC (Convertible Debenture) due on
      September 9, 2006 at an annual interest
      rate of 12% with one year
      interest prepaid                              $252,813

     Accrued interest of $0 and principal
      on Convertible Debenture convertible
      into approximately 505,626,000
      shares of common stock at the price
      of $0.0005 at September 30, 2004                     0  $ 252,813
                                                    --------

     Note payable to New Millennium Capital
      Partners II, LLC (Convertible Debenture)
      due on September 9, 2006 at an annual
      interest rate of 12% with one year
      interest prepaid                               $25,437

     Accrued interest of $0 and principal
      on Convertible Debenture convertible
      into approximately 50,874,000
      shares of common stock at the price
      of $0.0005 at September 30, 2004                     0  $  25,437
                                                    --------   --------

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2004


NOTE 9.    NOTES PAYABLE (continued)

Subtotal of all Registered Convertible Debentures            2,987,659


    Less reclassified accrued interest                    $   (242,569)
                                                          ------------
    Subtotal principal value                                 2,745,090
    Derivative conversion option - 150% of principal         4,117,635
    Less unamortized note discount                          (1,493,316)
                                                           -----------
Net carrying value of
  Registered Convertible Debentures                       $  5,369,409

      Note payable to Devon Investment Advisors,
      unsecured, due December 1, 1996, interest payable
      at an annual rate of 10%.  The Company is
      currently in default.                                    241,824

      Note payable to Black Dog Ranch LLC,
      unsecured, due on demand, including interest
      at an annual rate of 18%.                                183,797

      Convertible note payable to Laurus Master Fund, Ltd.,
      unsecured, with interest payable at an annual rate
      of 8%, conversion premium of 25% based on current
      market price of the Company's common stock (as defined), initially due October 12, 2001 and extended to
      December 1, 2001.  Currently in default.                   7,431
                                                           -----------
     Total notes payable                                   $ 5,802,461
        Current portion                                     (2,326,852)
                                                           -----------
        Long-term portion                                  $ 3,475,609
                                                           ===========

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2004

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

A corresponding $152,228 credit was made to additional paid-in capital for the conversion benefit option, i.e., the intrinsic value of the matured debt instrument. Interest accrued at 8% on the $300,000 note principal through September 30, 2002 was $17,168; for presentation purposes, this interest was added to the principal value of the note at the year-end balance sheet date. The holder can also convert the accrued interest into common stock at a 25% premium ($4,292), bringing the total conversion benefit option to $155,027. Total amortization of interest on the discounted convertible note during the year ended September 30, 2001 (including $32,775 in loan fees associated with the transaction) amounted to $265,030.

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2004

NOTE 9.    NOTES PAYABLE (continued)

The maturity date on the $300,000 principal value 8% convertible note, initially October 12, 2001, was extended to December 1, 2001. Because of the inherent conversion benefit feature, the aggregate note with accrued interest, totaling $311,194 at September 30, 2001, was classified as a long-term liability.

The Company was unable to pay-off the note at maturity. However, after receiving bridge financing from another investment group in February 2002, the Company subsequently repaid $150,000 of the obligation, as the note holder elected to not convert the debt to shares. Consequently, the note holder sold 1,479,264 of the 4,773,208 shares of the Company's common stock that had been pledged by officers of the Company as collateral, resulting in net proceeds of $49,148. Adding accrued interest of $17,168 at an annual rate of 8%, brought the loan balance at September 30, 2002 to $129,214. During the year ended September 30, 2003, the note holder sold the remaining 3,293,944 pledged shares for net proceeds of $67,144. The note holder elected to convert essentially all the remaining debt for common stock of the Company, receiving 26,000,000 newly issued Company shares valued at $58,400, and bringing the tentative liability down to $3,670. Accrued interest amounted to $3,183, resulting in a total liability to the note holder at September 30, 2003 of $6,851. For the year ended September 30, 2004 accrued interest amounted to $580 resulting in a balance of $7,431 at September 30, 2004. In connection with the pay-down of the debt, the $155,027 beneficial conversion option noted above was reduced to zero through transference to common stock.

In February 2002, the Company borrowed $340,000 from the Mercator Momentum Fund ("Mercator"). This loan from Mercator was a short-term loan due May 15, 2002 and accrues interest at an annual rate of 18%. The loan was secured by shares of the Company's common stock. In April and May of 2002, the Company paid Mercator an aggregate of $100,000. On June 14, 2002 Mercator transferred collateral in the form of 5,861,814 shares of common stock to its name because the Company was in default on the balance of the loan.

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2004

NOTE 9.    NOTES PAYABLE (continued)

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

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2004

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

On June 17, 2002 the Company issued an aggregate of $300,000 of 12% convertible debentures in a private offering to four accredited investors. Three of the investors, if certain conversion limitations are disregarded, are beneficial owners of 5% or more of the company's outstanding shares of common stock. The debentures initially were convertible into shares of common stock at the lesser of $.06 per share and 50% of the average of the lowest three intra-day trading prices of a share of common stock during the 20 trading days immediately preceding conversion. In October 2003, the conversion rate was changed from 50% to 40% of the average of the lowest three intra-day trading prices of a share of common stock during the 20 trading days immediately preceding conversion. The debentures were accompanied by warrants to purchase up to an aggregate of 1,500,000 shares of common stock at a per share exercise price equal to the lesser of $.045 and the average of the

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2004

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

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2004


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

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2004


NOTE 10. SECURED CONVERTIBLE DEBENTURES (continued)

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

On April 19, 2004, the Company issued an aggregate of $250,000 of 12% convertible debentures in a private offering to the three accredited investors. The Company prepaid one year's interest of $30,000 upon receipt of the funds. The debentures were convertible into shares of common stock at the lesser of $.005 per share and 40% of the average of the lowest three intra-day trading prices of a share of common stock during the 20 trading days immediately preceding conversion. The debentures were accompanied by warrants to purchase up to an aggregate of 750,000 shares of common stock at a per share exercise price equal to $.002.

On June 30, 2004 the Company issued an aggregate of $625,000 of 12% convertible debentures in a private offering to the three accredited investors. The Company prepaid one year's interest of $75,000 upon receipt of the funds. The debentures were convertible into shares of common stock at the lesser of $.005 per share and 40% of the average of the lowest three intra-day trading prices of a share of common stock during the 20 trading days immediately preceding conversion. The debentures were accompanied by warrants to purchase up to an aggregate of 1,875,000 shares of common stock at a per share exercise price equal to $.002.

On September 30, 2004 the Company issued an aggregate of $625,000 of 12% convertible debentures in a private offering to the three accredited investors. The Company prepaid one year's interest of $75,000 upon receipt of the funds. The debentures were convertible into shares of common stock at the lesser of $.005 per share and 40% of the average of the lowest three intra-day trading prices of a share of common stock during the 20 trading days immediately preceding conversion. The debentures were accompanied by warrants to purchase up to an aggregate of 1,875,000 shares of common stock at a per share exercise price equal to $.002.

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2004

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

As part of the recording of the convertible debt transactions, a beneficial conversion option was recognized, along with a corresponding convertible debt discount. The fair value of the debt instruments issued totaling $1,750,000 in principal value was $3,500,000 in aggregate, representing a 100% premium on the principal value (due to the 100% pricing advantage) and making the beneficial conversion option $1,637,735 at the inception of the loans ($1,750,000 proceeds less $112,265 allocated to the issuance of the 8,750,000 related warrants). In October 2003, the conversion option was increased to 150% from 100% which resulted in an increase of $563,257 in the conversion interest and a corresponding expense in the current period. Due to the nature of the debt instrument and its repayment terms, the beneficial conversion option has been re-characterized as derivative conversion option and reclassified as additional debt. In connection with the issuance of an additional $2,000,000 of convertible debt during the year ended September 30, 2004, the derivative conversion option was increased by $3,000,000.

During the fiscal year ended September 30, 2002, the Company issued 12,667,178 shares of common stock in connection with interest payments and upon conversion of an aggregate $93,130 of principal and $6,916 of related interest on the Company's convertible debentures. A corresponding pro-rata reduction of $80,702 to the beneficial conversion option was made. During the fiscal year ended September 30, 2003, the Company issued another 103,778,301 shares of common stock in connection with the conversion of another $193,665 of principal and $34,355 of accrued interest on the Company's convertible debentures,

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2004

NOTE 10. SECURED CONVERTIBLE DEBENTURES (continued)

resulting in a convertible debt principal balance at September 30, 2003 of $963,205 (net of an aggregate of $286,795 in debt conversions through that date). A corresponding pro-rata reduction of $177,845 was made to the beneficial conversion option during the fiscal year ended September 30, 2003 (an aggregate of $258,547 since the inception of the loans), bringing the beneficial conversion option balance at September 30, 2003 to $881,550.
In October 2003, the conversion option was increased to 150% from 100% resulting in an increase of $563,257 and a re-characterization of the conversion option as additional debt.

During the year ended September 30, 2004, the Company issued an additional $2,000,000 of 12% convertible debentures. Also, the Company issued 352,352,250 shares of common stock in connection with the conversion of another $218,115 of principal and $49,008 of accrued interest on the Company's convertible debentures, resulting in a convertible debt principal balance at September 30, 2004 of $2,745,090 (net of an aggregate of $504,910 in debt conversions through that date). In connection with the issuance of the additional $2,000,000 convertible debt, the Company recorded a corresponding derivative conversion option of $3,000,000. A corresponding pro-rata reduction of $327,172 was made to the derivative conversion option during the year ended September 30, 2004 (an aggregate of $585,720 since the inception of the loans), bringing the derivative conversion option balance at September 30, 2004 to $4,117,635.

The aggregate note discount of $3,250,000 is being amortized over the one-year and two-year lives of the respective debt instruments. Of this amount, $279,115 was amortized during the fiscal year ended September 30, 2002, another $653,720 during the year ended September 30, 2003 and $673,705 during the fiscal year ended September 30, 2004, while $69,233 in convertible bond discount was transferred to equity upon conversion of $93,130 in debt principal during the fiscal year ended September 30, 2002, $52,340 upon conversion of $193,665 of debt principal during the fiscal year ended September 30, 2003 and $28,571 upon conversion of $218,115 of debt principal during the fiscal year ended September 30, 2004, resulting in an unamortized convertible debt discount balance of $1,493,316 at September 30, 2004.

As of September 30, 2004, the Company was indebted for an aggregate of $2,987,659, including $2,745,090 of principal and $242,569 of accrued interest on these convertible debentures. To the extent debentures issued by the Company are converted into shares of common stock, the Company will not be obligated to repay the converted amounts.

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2004

NOTE 11.        SHAREHOLDERS' EQUITY (DEFICIT)

The Company's authorized capital stock consists of 7,500,000,000 shares of common stock, no par value per share, and 50,000,000 shares of preferred stock, $1.00 par value per share. On July 29, 2004, the Board of Directors approved an increase in the amount of common shares authorized from 1,000,000,000 to 7,500,000,000. Of the 50,000,000 authorized shares of preferred stock, 1,000,000 shares have been designated as Class A Preferred Stock and 1,000,000 shares have been designated as Class B Preferred Stock, and the remaining 48,000,000 shares are undesignated. As of September 30, 2004, there were 1,131,172,122 shares of the Company's common stock outstanding held by approximately 750 holders of record and 215,865 shares of the Company's Class A Preferred Stock outstanding held by one holder of record and no shares of Class B Preferred Stock outstanding.

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

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2004

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

During the months October 2002 through September 2003, the Company issued 103,778,301 of its common shares to an investor group in exchange for $193,665 principal value of convertible debt and $34,355 in accrued interest. In conjunction with these transactions, $177,845 of the Company's beneficial conversion

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2004

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

During the months November 2002 through May 2003, the Company issued 2,500,000 in seven-year common stock warrants as part of a $500,000 12% convertible debt issuance, exercisable at a per share price of $0.005. The warrants were recorded at $9,816 and the debt at $490,184, based upon the relative fair values of each, and a beneficial conversion option for an additional $490,184 was also recognized.

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

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2004

NOTE 11.        SHAREHOLDERS' EQUITY (DEFICIT) (continued

During the months October 2003 through September 30, 2004, the Company issued 352,352,250 shares of common stock to a convertible note holder in exchange for $218,115 in debt reduction and $49,008 in accrued interest. In conjunction with these transactions, the Company transferred $327,172 in derivative conversion option, net of $28,571 convertible debt discount to common stock.

During the months November 2003 through September 2004, the Company issued 156,625,000 shares of its restricted common stock to a consultant for debt reduction of $163,575.

During the months October 2003 through August 2004, the Company issued 57,300,000 shares of its restricted common stock to three consultants for services rendered of $78,400.

During the months November 2003 through March 2004, the Company issued 74,670,000 shares of its common stock for $75,000 in cash.

In December 2003, the Company issued 15,845 convertible preferred A shares to the President for a reduction $15,845 in accrued compensation.

In October 2003, $881,550 of beneficial conversion option (equity) was re-characterized as derivative conversion option (debt).

During the months November 2003 through September 2004, the Company issued 7,000,000 in seven-year common stock warrants as part of a $2,000,000 12% convertible debt issuance, exercisable at prices ranging from $0.002 to $0.005 per share through the date of exercise. The warrants were recorded at $9,447 and the debt at $1,990,553, based upon the relative fair values of each.

NOTE 12.  INCOME TAXES

Deferred income taxes consisted of the following at September 30, 2004:

      Deferred tax asset, benefit
      of net operating loss
      carryforward                                $ 9,600,000
        Valuation allowance                        (9,600,000)
                                                  -----------
        Net deferred taxes                       $       -
                                                  ===========

The valuation allowance offsets the net deferred tax asset, since it is more likely than not that it would not be recovered. During the year ended September 30, 2004, the deferred tax asset and valuation allowance were both increased by $1,800,000.

The Company has approximately $23,500,000 in both federal and California net operating loss carryforwards. The federal net operating loss carryforwards expire as follows: $2,700,000 in the year 2012, $5,300,000 in 2018, $1,200,000 in 2019, $3,500,000 in 2020, $2,300,000 in 2021, $2,200,000 in 2022,
$2,100,000 in 2023 and $4,200,000 in 2024. The California net operating loss carryforwards expire as follows: $2,700,000 in the year 2004, $5,300,000 in 2005, $1,200,000 in 2006, $3,500,000 in 2007, $2,300,000 in 2013 and $8,500,000
in 2014.

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2004

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

2) The Secretary and Treasurer of the Company entered into an Agreement dated October 2, 1995 (which was subsequently amended September 1, 1997, September 1, 1999, and March 27, 2000), for a period of five years (extended through April 1, 2005), and she is entitled to receive a base salary of $80,000 per year. The employee shall further receive a bonus, paid at year-end, equal to 50% of the employee's salary, for continued employment. The staying bonus shall be compensated for with the Company's restricted common stock. She is also granted an option to purchase up to 500,000 shares of the Company's restricted common stock at a price equal to 60% of the average market value for the prior 180 trading days before exercise. On March 27, 2000, the exercise price was adjusted to a flat $0.38 per share, with an expiration date of December 31, 2004, which was subsequently extended to December 2, 2005.

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2004

NOTE 13.        COMMITMENTS AND CONTINGENCIES (continued)

Employment agreements (continued)

3) The Chief Technical Officer of the Company entered into an agreement dated August 1, 1998 for an initial term of three years (extended through August 1, 2003 and again through January 19, 2009), and he is entitled to receive a base salary of $150,000 per year, with a minimum of $90,000 to be paid annually in cash and the balance paid (at the option of the Company) in cash or restricted common stock under rule 144. The employee shall receive a hire-on bonus of $75,000 worth of the Company's restricted common stock under rule 144, at one-half market price. The employee shall further receive performance bonuses (paid in restricted common stock, as above) upon successful completion of specific milestones pertaining to the implementation and deployment of certain software (up to $862,500). If substantially all performance milestones are met, he is also granted an option to purchase up to 500,000 shares of the Company's restricted common stock at a price equal to 60% of the average market value at the date of purchase. As of September 30, 2004, none of the aforementioned milestones had been successfully completed.

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

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2004

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

On or about August 18, 2004, Devon Investment Advisors, Ltd., or plaintiff, filed a Complaint in the Arapahoe County District Court of the State of Colorado against ConectiSys Corporation. The complaint seeks repayment of amounts allegedly loaned, plus interest and applicable attorneys' fees. As of the date of this report, the Company has filed an Answer denying certain of plaintiff's claims and asserting defenses to plaintiff's causes of action alleged in the complaint, including a defense based on the expiration of the applicable statue of limitations. The outcome of this action is presently uncertain. However, at this time, the Company does not expect the defense or outcome of this action to have a material adverse affect on its business, financial condition or results of operations. As of the date of this report, a trial date has been set for July 6, 2005.

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2004

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

In March 2004, the Company filed another registration statement on Form S-8 covering an additional 14,000,000 shares issued to the same independent consultant valued at $36,400.

In September 2004, the Company filed a registration statement on Form S-8 covering an additional 30,000,000 shares issued to the same independent consultant valued at $33,000.

NOTE 15.        STOCK OPTIONS AND WARRANTS

During the fiscal year ended September 30, 1999, the Company issued to a note
holder options to purchase 500,000 shares of the   Company's Class B preferred
stock at an exercise price of $5.00 per share. As consideration, the Company reduced its debt to the note holder by $50,000 and received an extension of time to pay-off its promissory note. The Company also issued to its CEO options to purchase another 500,000 shares of the Company's Class B preferred stock at an exercise price of $5.00 per share in exchange for a reduction in debt of $50,000. Total consideration received on the above issued options, as evidenced by debt reduction, was $100,000. These options can be exercised through November 1, 2002 and can also be converted into common stock at the rate of 10 common shares for each Class B preferred share. In September 2001, the exercise price on the Class B preferred stock options was adjusted to $2.50 per share and the exercise period extended to November 1, 2005. In June 2002, the exercise price on the Class B preferred stock options was adjusted to $0.50 per share. In January 2004, the exercise price on the Class B preferred stock options was adjusted to $0.05 per share and the exercise period extended to November 1, 2009.

The Company's CEO currently owns 215,865 shares of the Company's Class A preferred stock, of which 15,845 shares were purchased during the year ended September 30, 2004, and has options to purchase another 234,155 shares for $1.00 per share through November 1, 2005.

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2004

NOTE 15.        STOCK OPTIONS AND WARRANTS (continued)

The Company has granted various common stock options and warrants to employees and consultants. Generally, the options and warrants were granted at approximately the fair market value of the Company's common stock at the date of grant and vested immediately, except that when restricted rule 144 common stock was issued, the options and warrants were granted at an average discount to market of 50% (ranging from between 20% to 75%).

The Company accounts for stock-based compensation under the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25. Accordingly, compensation expense for common stock options and warrants issued to employees for services have been recorded as the difference between the intrinsic value of those services as measured by the (discounted) market value of the common stock at the date of grant and the exercise price, with pro forma disclosure of the excess market value as required by FASB No. 123. No common stock options or warrants were granted to employees (including officers) and directors of the Company during the years ended September 30, 2004 or 2003.

All common stock options and warrants issued to consultants and other non-employees have been recorded at the fair value of the services rendered and equivalent to the market value (as discounted, if applicable) of the equity
instruments received as per SFAS No. 123.   The market value was determined by
utilizing an averaging convention of between 5 to 30 days of the closing price of the Company's common shares as traded on the OTC Bulletin Board (stock symbol CNES) through the grant date and applying certain mathematical assumptions as required under the Black-Scholes model. Such assumptions, pertaining to the risk-free annual rate of return and stock volatility, were generally the same as those mentioned above when making fair value disclosures for the issuance of officer and employee stock options, except that the risk-free annual rate of return during the latter half of fiscal 2001 and subsequent was assumed to be 5% (rather than 6%) due to the general decline of interest rates.

At September 30, 2002, the Company had an aggregate of 8,807,154 common stock options and a total of 1,000,000 Class B preferred stock options recorded as additional paid-in capital at a value of $1,443,695. Of the common stock options and warrants, 2,043,654

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2004

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

As of September 30, 2003, the Company had an additional 4,852,205 common stock options that had been granted to consultants and investors at exercise prices ranging from $0.50 to $2.00 per share, expiring from November 1, 2003 through January 16, 2005. Because these strike prices were substantially above the market price of the Company's common stock, no value was attributed to these options at the time of grant. During the year ended September 30, 2004, 4,352,205 of these non-valued options expired, leaving a balance at September 30, 2004 of 500,000 options, exercisable at $1.00 per share and expiring January 16, 2005. The Company also granted a contingent issuance to its Chief Technical Officer of 2,000,000 common stock options exercisable at $0.50 per share and expiring December 31, 2004, which will not vest until certain milestones have been attained. These respective common stock options and contingent issuances have been excluded from the summarized table below.

In November 2003 through December 2003, 1,500,000 seven-year common stock warrants were issued to an accredited investor group in connection with a $200,000 12% convertible debenture financing arrangement (see Note 10 above). The allocated cost of these warrants amounted to $945.

In February 2004 and March 2004, 1,500,000 seven-year common stock warrants were issued to an accredited investor group in connection with a $300,000 12% convertible debenture financing arrangement (see Note 10 above). The allocated cost of these warrants amounted to $1,417.

In April 2004, 750,000 seven-year common stock warrants were issued to an accredited investor group in connection with a $250,000 12% convertible debenture financing arrangement (see Note 10 above). The allocated cost of these warrants amounted to $1,181.

In June 2004, 1,875,000 seven-year common stock warrants were issued to an accredited investor group in connection with a $625,000 12% convertible debenture financing arrangement (see Note 10 above). The allocated cost of these warrants amounted to $2,952.

In September 2004, 1,875,000 seven-year common stock warrants were issued to an accredited investor group in connection with a $625,000 12% convertible debenture financing arrangement (see Note 10 above). The allocated cost of these warrants amounted to $2,952, resulting in a recorded balance of stock options and warrants exercisable at September 30, 2004 of $1,462,958 (including $100,000 attributable to 1,000,000 Class B preferred stock options noted above).

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2004

NOTE 15.        STOCK OPTIONS AND WARRANTS (continued)

The common stock option activity during the fiscal years ended September 30, 2004 and 2003 is summarized as follows:

                                         Common Stock   Weighted
                                            Options      Average
                                              and       Exercise
                                            Warrants      Price
                                          ----------    --------
Balance outstanding, October 1, 2002       8,807,154        .280

 Granted                                   2,500,000        .010
                                          ----------
Balance outstanding, September 30, 2003   11,307,154       $.204

  Granted                                  7,000,000        .003

  Expired                                    563,500        2.00
                                          ----------
Balance outstanding, September 30, 2004   17,743,654       $.068
                                          ==========       =====

The following table summarizes information about common stock options at September 30, 2004:

                                 Outstanding             Exercisable
                            Weighted    Weighted               Weighted
   Range of       Common    Average      Average      Common    Average
   Exercise        Stock      Life      Exercise       Stock   Exercise
    Prices       Options    (Months)      Price       Options    Price
---------------  ---------  -------     --------    ----------  -------
$ .380 - $ .380    100,000        3     $   .380       100,000  $  .380
$ .192 - $ .192  1,000,000        6     $   .192     1,000,000  $  .192
$ .001 - $ .001  3,750,000        7     $   .001     3,750,000  $  .001
$ .130 - $ .130  1,450,000       11     $   .130     1,450,000  $  .130
$ .386 - $ .386  1,443,654       14     $   .386     1,443,654  $  .386
$ .380 - $ .380    500,000       14     $   .380       500,000  $  .380
$ .005 - $ .005  2,500,000       64     $   .005     2,500,000  $  .005
$ .005 - $ .005    500,000       74     $   .005       500,000  $  .005
$ .005 - $ .005    250,000       74     $   .005       250,000  $  .005
$ .005 - $ .005    250,000       74     $   .005       250,000  $  .005
$ .005 - $ .005    250,000       75     $   .005       250,000  $  .005
$ .005 - $ .005  1,250,000       77     $   .005     1,250,000  $  .005
$ .002 - $ .002    750,000       79     $   .002       750,000  $  .002
$ .002 - $ .002  1,875,000       81     $   .002     1,875,000  $  .002
$ .002 - $ .002  1,875,000       83     $   .002     1,875,000  $  .002


$ .001 - $0.386 17,743,654       45     $   .068    17,743,654  $  .068
=============== ==========       ==     ========    ==========  =======


NOTE 16.       SUBSEQUENT EVENTS

(a) In December 2004, the Company issued 48,800,000 common shares to three consultants for services rendered, valued at $88,500.

(b) Subsequent to September 30, 2004, the Company issued 418,801,782 shares of common stock through December 17, 2004 in exchange for reduction of $208,000 in convertible debt and accrued interest.

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
3.1                Articles of Incorporation of the Registrant (4)

3.2 Articles of Amendment to the Articles of Incorporation of the Registrant filed November 7, 1994 (4)

3.3 Articles of Amendment to the Articles of Incorporation of the Registrant filed December 5, 1994 (6)

3.4 Articles of Amendment to the Articles of Incorporation of the Registrant filed October 16, 1995 (4)

3.5 Articles of Amendment to the Articles of Incorporation of the Registrant filed April 18, 2003 (9)

3.6 Articles of Amendment to the Articles of Incorporation of the Registrant filed August 3, 2004 (14)

3.7                Bylaws of the Registrant (4)

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

10.7 Employment Agreement dated October 2, 1995 between the Registrant and Patricia Spigno (#) (4)

10.8 Amendment to Employment Agreement dated July 24, 1996 between the Registrant and Patricia Spigno (#) (4)

10.9 Amendment to Employment Agreement dated September 1, 1999 between the Registrant and Patricia Spigno (#) (4)

10.10 Amendment to Employment Agreement dated March 27, 2000 between the Registrant and Patricia Spigno (#) (4)

10.11 ConectiSys Corporation Non-Qualified Stock Option and Stock Bonus Plan effective November 22, 1999 (2)

10.12 Amended Non-Qualified Stock Option and Stock Bonus Plan effective September 11, 2000 (3)

10.13 Amended Non-Qualified Stock Option and Stock Bonus Plan effective September 11, 2001 (1)

10.14 Securities Purchase Agreement dated as of March 29, 2002 by and between the Registrant and the purchasers named therein
                   (4)

10.15              Form of Common Stock Purchase Warrant dated as of March 29,
                   2002 (4)

10.16 Registration Rights Agreement dated as of March 29, 2002 by and between the Registrant and the investors named therein
                   (4)

10.17 Security Agreement dated as of March 29, 2002 between the Registrant and the secured parties named therein (4)

10.18              Form of Common Stock Purchase Warrant dated as of May 10,
                   2002 (5)

10.19              Form of Secured Convertible Debenture due June 17, 2003 (7)

10.20              Form of Common Stock Purchase Warrant dated as of June 17,
                   2002 (7)

10.21 Securities Purchase Agreement dated as of November 27, 2002 by and between the Registrant and the purchasers named therein (8)

10.22              Form of Common Stock Purchase Warrant dated as of November
                   27, 2002 (8)

10.23 Registration Rights Agreement dated as of November 27, 2002 by and between the Registrant and the investors named therein (8)

10.24 Security Agreement dated as of November 27, 2002 between the Registrant and the secured parties named therein (8)

10.25 Intellectual Property Security Agreement dated as of November 27, 2002 between the Registrant and the secured parties named therein (8)

10.26              Form of Secured Convertible Debenture due March 3, 2004 (9)

10.27              Form of Common Stock Purchase Warrant dated as of March 3,
                   2003 (9)

10.28              Form of Secured Convertible Debenture due May 12, 2004 (10)

10.29              Form of Common Stock Purchase Warrant dated as of May 12,
                   2003 (10)

10.30 Promissory Note dated September 1, 2003 made by the Registrant in favor of Robert Spigno (#) (13)

10.31 Promissory Note dated September 1, 2003 made by the Registrant in favor of Patricia Spigno (#) (13)

10.32 Promissory Note dated September 1, 2003 made by the Registrant in favor of Black Dog Ranch, LLC (13)

10.33 Letter Agreement dated October 3, 2003 between the Registrant and the parties named therein (11)

10.34 Securities Purchase Agreement dated as of November 25, 2003 by and between the Registrant and the purchasers named therein (11)

10.35              Form of Secured Convertible Debenture due November 25, 2004
                   (11)

10.36              Form of Common Stock Purchase Warrant dated as of November
                   25, 2003 (11)

10.37 Registration Rights Agreement dated as of November 25, 2003 by and between the Registrant and the investors named therein (11)

10.38 Security Agreement dated as of November 25, 2003 between the Registrant and the secured parties named therein (11)

10.39 Intellectual Property Security Agreement dated as of November 25, 2003 between the Registrant and the secured parties named therein (11)

10.40              Form of Secured Convertible Debenture due December 3, 2004
                   (11)

10.41              Form of Common Stock Purchase Warrant dated as of December
                   3, 2003 (11)

10.42              Form of Secured Convertible Debenture due December 31, 2004
                   (11)

10.43              Form of Common Stock Purchase Warrant dated as of December
                   31, 2003 (11)

10.44              Form of Secured Convertible Debenture due February 18, 2005
                   (12)

10.45              Form of Common Stock Purchase Warrant dated as of February
                   18, 2004 (12)

10.46 Amendment No. 1 to Securities Purchase Agreement dated as of March 4, 2004 by and between the Registrant and the persons named therein (13)

10.47              Form of Secured Convertible Debenture due March 4, 2005 (12)

10.48              Form of Common Stock Purchase Warrant dated as of March 4,
                   2004 (12)

10.49 Securities Purchase Agreement dated as of April 19, 2004 by and between the Registrant and the purchasers named therein
                   (13)

10.50              Form of Secured Convertible Debenture due April 19, 2006
                   (13)

10.51              Form of Common Stock Purchase Warrant dated as of April 19,
                   2004 (13)

10.52 Registration Rights Agreement dated as of April 19, 2004 by and between the Registrant and the investors named therein
                   (13)

10.53 Security Agreement dated as of April 19, 2004 between the Registrant and the secured parties named therein (13)

10.54 Intellectual Property Security Agreement dated as of April 19, 2004 between the Registrant and the secured parties named therein (13)

10.55              Form of Secured Convertible Debenture due June 30, 2006 (14)

10.56              Form of Common Stock Purchase Warrant dated as of June 30,
                   2004 (14)

10.57              Form of Secured Convertible Debenture due September 9, 2006*

10.58              Form of Common Stock Purchase Warrant dated as of September
                   9, 2004*

21.1               Subsidiaries of the Registrant (4)

23.1               Consent of Independent Registered Public Accounting Firm*

31.1 Certifications Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to
                   Section 302 of the Sarbanes-Oxley Act of 2002*

32.1 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
_________________
*   Filed herewith

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

(7) Filed as an exhibit to the Registrant's Form 10-QSB for the quarter ended June 30, 2002 and incorporated herein by reference.
(8) Filed as an exhibit to the Registrant's Form 10-KSB for the fiscal year ended September 30, 2002 and incorporated herein by reference.
(9) Filed as an exhibit to the Registrant's Form SB-2/A No. 1 filed with the Securities and Exchange Commission on May 2, 2003 (Registration No. 333-102781) and incorporated herein by reference.
(10)Filed as an exhibit to the Registrant's Form 10-QSB for the quarter ended June 30, 2003 and incorporated herein by reference.
(11)Filed as an exhibit to the Registrant's Form 10-KSB for the year ended September 30, 2003 and incorporated herein by reference.
(12)Filed as an exhibit to the Registrant's Form 10-QSB for the quarter ended December 31, 2003 and incorporated herein by reference.
(13)Filed as an exhibit to the Registrant's Form SB-2 filed with the Securities and Exchange Commission on June 25, 2004 (Registration No. 333- 116895) and incorporated herein by reference.
(14)Filed as an exhibit to the Registrant's Form 10-QSB for the quarter ended June 30, 2004 and incorporated herein by reference.

                           SIGNATURES

    In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 26th day of January, 2005.



                                        CONECTISYS CORPORATION



                                    By: /S/ ROBERT A. SPIGNO
                                        ------------------------------
                                        Robert A. Spigno
                                        Chief Executive Officer (Principal
                                        Executive Officer) and Chairman of the
                                        Board

    In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the Registrant and in the capacities and as of the dates indicated.

Name                                   Title                                  Date
--------------------        --------------------------------------      ------------------
/S/ROBERT A. SPIGNO         Chairman of the Board, Chief                January 26, 2005
-------------------         Executive Officer (Principal Executive
Robert A. Spigno            Officer) and Director


/S/PATRICIA SPIGNO          Chief Financial Officer, Treasurer and      January 26, 2005
------------------          Secretary (Principal Financial and
Patricia Spigno             Accounting Officer)


/S/ LAWRENCE MUIRHEAD       Chief Technology Officer and Director       January 26, 2005
---------------------
Lawrence Muirhead


/S/MELISSA MCGOUGH          Corporate Administrator and                 January 26, 2005
---------------------       Director
Melissa McGough

                             EXHIBITS FILED WITH THIS REPORT

Exhibit
Number   Description
-------  --------------------------

10.62    Form of Secured Convertible Debenture due September 9, 2006

10.63    Form of Common Stock Purchase Warrant dated as of September 9, 2004

23.1     Consent of Independent Registered Public Accounting Firm

31.1 Certifications Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

32.1 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002