Form 10QSB
period 2004-12-31
CONECTISYS CORP
filed 2005-02-18
CIK 790273

<pre>
================================================================================

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)
 |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2004

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

                            -----------------------------------

    Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |
|

    As of February 15, 2005, there were 2,135,319,217 shares of the issuer's common stock, no par value, outstanding.

-------------------------------------------------------------------------------

                          PART I - FINANCIAL INFORMATION
                                                                            Page
Item 1.  Financial Statements.

        Condensed Consolidated Balance Sheets as of
             December 31, 2004 (unaudited)...................................F-1

        Condensed Consolidated Statements of Operations for the Three
             Months Ended December 31, 2004 (unaudited) and 2003 (unaudited)
             and the Cumulative Period From December 31, 1990 (Inception)
             Through December 31, 2004 (unaudited)...........................F-3

        Condensed Consolidated Statements of Changes in Shareholders'
             Equity (Deficit) for the Cumulative Period From
             December 31, 1990 (Inception) Through December 31, 2004
             (unaudited).....................................................F-4

        Condensed Consolidated Statements of Cash Flows for the Three
             Months Ended December 31, 2004 (unaudited) and 2003 (unaudited)
             and the Cumulative Period From December 31, 1990 (Inception)
             Through December 31, 2004 (unaudited)..........................F-14

        Notes to Condensed Consolidated Financial Statements (unaudited)....F-17

Item 2.  Management's Discussion and Analysis or Plan of Operation..........   2

Item 3.  Controls and Procedures............................................   8

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings................................................... 10

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds......... 10

Item 3.  Defaults Upon Senior Securities..................................... 11

Item 4.  Submission of Matters to a Vote of Security Holders................. 11

Item 5.  Other Information................................................... 12

Item 6.  Exhibits............................................................ 12

Signatures................................................................... 13

Exhibits Filed with this Report on Form 10-QSB............................... 14

ITEM 1. FINANCIAL STATEMENTS.

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
               CONDENSED CONSOLIDATED BALANCE SHEETS
                    December 31, 2004

                                                                 Dec. 31
                                                                  2004
                                                                Unaudited

Assets
Current assets
  Cash and cash equivalents                               $          192,410
  Due from officer                                                    12,293
  Prepaid expenses                                                   221,597
                                                            ----------------
Total current assets                                                 426,300

Property and equipment, net of accumulated
  depreciation of $328,002                                            16,915

Other assets
  License and technology, net of accumulated
    amortization of $421,478                                               0
  Loan fees, net of accumulated
    amortization of $366,452                                         110,735
                                                            ----------------
Total assets                                              $          553,950
                                                            ================

The accompanying notes are an integral part of these consolidated financial statements.

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
               CONDENSED CONSOLIDATED BALANCE SHEETS
                    December 31, 2004

                                                                 Dec. 31
                                                                  2004
                                                                Unaudited

Liabilities and shareholders' equity
Current liabilities
  Accounts payable                                        $          170,734
  Accrued compensation                                             1,609,692
  Due to officers                                                     35,685
  Accrued interest payable                                           516,235
  Other current liabilities                                           21,844
  Notes payable and current portion of
    long-term debt                                                 2,465,157
                                                            ----------------
Total current liabilities                                          4,819,347

Long-term debt, net of current                                     3,151,039

Commitments and contingencies
                                                            ----------------
Total liabilities                                                  7,970,386

Shareholders' equity
Preferred stock - Class A, $1.00 par value;
  1,000,000 shares authorized, 215,865 shares
  issued and outstanding                                             215,865
Convertible preferred stock - Class B, $1.00
  par value; 1,000,000 shares authorized,
  -0- shares issued and outstanding                                        0
Common stock - 7,500,000,000 shares authorized,
  no par value; 1,680,440,475
  shares issued and outstanding                                   21,242,872
Additional paid in capital:
  Convertible preferred stock - Class B $1.00 par
    value, 1,000,000 stock options exercisable                       100,000
  Common stock options and warrants, no par value
   17,643,654 stock options and warrants exercisable               1,362,958

Accumulated gain (deficit) during development stage              (30,338,131)
                                                            ----------------
Total shareholders' equity                                        (7,416,436)
                                                            ----------------
Total liabilities and shareholders' equity                $          553,950
                                                            ================
The accompanying notes are an integral part of these consolidated financial statements.

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
     For the Three Months Ended December 31, 2004 and 2003
                And the Cumulative Period
 From December 31, 1990 (Inception) Through December 31, 2004

                                                                                                  Dec. 1, 1990
                                                                                                   (Inception)
                                                                                                     Period
                                                             3 Months Ended    3 Months Ended        Through
                                                                 Dec. 31           Dec. 31           Dec. 31
                                                                  2004              2003              2004
                                                                Unaudited         Unaudited         Unaudited
Revenues                                                   $               0 $               0 $         517,460

Cost of goods sold                                                    61,962                 0           947,904
                                                            ----------------  ----------------  ----------------
Gross profit                                                         (61,962)                0          (430,444)

General and administrative                                           357,039           183,808        22,039,189
                                                            ----------------  ----------------  ----------------
Loss from operations                                                (419,001)         (183,808)      (22,469,633)

Non-operating income (expense)                                             0                 0        (1,059,865)
Settlement                                                                 0          (150,000)         (125,000)
Interest expense                                                    (385,265)         (809,322)       (5,543,391)
Minority interest                                                          0                 0           (62,500)
                                                            ----------------  ----------------  ----------------
Net loss                                                   $        (804,266)$      (1,143,130)$     (29,260,389)
                                                            ================  ================  ================
Weighted average shares outstanding                            1,274,924,649      631,421,923

Net loss per share                                                     (0.00)           (0.00)

The accompanying notes are an integral part of these consolidated financial statements.


CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
For the Cumulative Period December 1, 1990 (Inception) Through December 31, 2004
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


CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
For the Cumulative Period December 1, 1990 (Inception) Through December 31, 2004


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


CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
For the Cumulative Period December 1, 1990 (Inception) Through December 31, 2004


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


CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
For the Cumulative Period December 1, 1990 (Inception) Through December 31, 2004


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


CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
For the Cumulative Period December 1, 1990 (Inception) Through December 31, 2004


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


CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
For the Cumulative Period December 1, 1990 (Inception) Through December 31, 2004


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


CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
For the Cumulative Period December 1, 1990 (Inception) Through December 31, 2004


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


CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
For the Cumulative Period December 1, 1990 (Inception) Through December 31, 2004


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


CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
For the Cumulative Period December 1, 1990 (Inception) Through December 31, 2004


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


CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
For the Cumulative Period From December 1, 1990 (Inception) Through December 31, 2004

                                                                                                   Deficit
                                                                                                  Accumulated       Total
                                  Preferred Stock       Common Stock        Additional   Stock     During the  Shareholders'
                                     Class A            No Par Value         Paid-in   Subscript. Development      Equity
                                  Shares    Value     Shares       Value     Capital   Receivable    Stage        (Deficit)
                               --------- ----------  ---------- ----------- ---------- ---------- ------------ -----------
Shares issued in exchange for:
Debt and accrued liabilities
  October 2004 to December
  2004 with common shares
  valued from $0.0004 to $0.001
  per share                          0  $        0  $23,500,000   $ 11,000  $        0  $       0   $        0     $  11,000
Services, October 2004 through
  December 2004 valued from
  $0.001 to $0.01 per share          0           0   25,300,000     73,000           0           0            0       73,000
Conversion of $182,186 principal
  value of 12% convertible debt
  $273,279 of derivative
  conversion option
  along with $13,171 accrued
  interest                           0           0   500,468,353   468,636                       0            0       468,636
Net loss for the year                0           0             0         0            0          0     (804,266)     (804,266)
                             ---------  ------------- ----------- ----------- -----------  ----------  -----------  -----------
Balance, December 31, 2004     215,865  $ 215,8651    680,440,475  $ 21,242,872$  1,462,958 $    0    $(30,338,131) $(7,416,436)
                             =========  ============= ============ ===========  =========== ========= ============  ============

The accompanying notes are an integral part of these consolidated financial statements.

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
     For the Three Months Ended December 31, 2004 and 2003
                And the Cumulative Period
 From December 31, 1990 (Inception) Through December 31, 2004


                                                                                                  Dec. 1, 1990
                                                                                                   (Inception)
                                                                                                     Through
                                                                 Dec. 31           Dec. 31           Dec. 31
                                                                  2004              2003              2004
                                                                Unaudited         Unaudited         Unaudited

Operating activities
  Net income (loss)                                        $        (804,266)$      (1,143,130)$     (29,260,389)
    Adjustments to reconcile net income (loss)
      to net cash provided by (used by)
      operating activities:
        Provision for bad debt                                             0                 0         1,422,401
        Depreciation and amortization                                  6,442             3,566         1,717,602
        Derivative conversion option                                       0           664,203         1,572,705
        Stock issued for services                                     73,000            44,245         7,672,173
        Stock issued for interest                                     13,170                             548,761
        Settlements                                                        0                 0           (25,000)
        Minority interest                                                  0                 0           (62,500)
        Intangibles                                                        0                 0         1,299,861
        Amortization of loan fees
          and note discounts                                         321,429           100,405         2,532,706
Changes in operating assets and liabilities
  (Increase) decrease in assets
    Accounts receivable                                                    0                 0            (4,201)
    Prepaid expenses                                                 (44,630)         (120,000)          (39,251)
    Interest receivable                                                    0                 0           (95,700)
  Increase (decrease) in liabilities                                       0                                   0
    Bank overdraft                                                         0                 0                 0
    Accounts payable                                                 (85,445)          (28,407)          948,064
    Accrued compensation                                             151,456           170,172         2,731,709
    Due to officers                                                   (7,372)          (32,749)          699,430
    Other current liabilities                                         25,841           189,457           781,869
                                                            ----------------  ----------------  ----------------
Net cash (used by) operating activities                             (350,375)         (152,238)       (7,559,760)

The accompanying notes are an integral part of these consolidated financial statements.


CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
     For the Three Months Ended December 31, 2004 and 2003
                And the Cumulative Period
 From December 31, 1990 (Inception) Through December 31, 2004



                                                                                                  Dec. 1, 1990
                                                                                                   (Inception)
                                                                                                     Through
                                                                 Dec. 31           Dec. 31           Dec. 31
                                                                  2004              2003              2004
                                                                Unaudited         Unaudited         Unaudited


Investing activities
  Collection of notes receivable                           $               0 $               0 $               0
  Increase in notes receivable                                             0                 0        (1,322,500)
  Cost of license & technology                                             0                 0           (94,057)
  Purchase of equipment                                                    0                 0          (211,734)
                                                            ----------------  ----------------  ----------------
Net cash (used by) investing activities                                    0                 0        (1,628,291)


Financing activities
  Common stock issued for cash                                             0            55,000         3,487,172
  Stock warrants                                                           0               945           196,578
  Preferred stock issued for cash                                                            0            16,345
  Proceeds from stock purchase                                             0                 0           281,250
  Loan fees                                                                0           (42,421)         (517,187)
  Proceeds from debts
    Related party                                                          0                 0           206,544
    Other                                                                  0           241,633         6,236,261
  Payments on debt
    Related party                                                                            0           (53,172)
    Other                                                             (7,259)          (17,852)         (509,295)
  Decrease in subscription receivable                                      0                 0            35,450
  Contributed capital                                                      0                 0               515
                                                            ----------------  ----------------  ----------------
Net cash provided from (used by) financing activities                 (7,259)          237,305         9,380,461
                                                            ----------------  ----------------  ----------------
Net increase (decrease) in cash                                     (357,634)           85,067           192,410

Cash beginning of period                                             550,044             2,282                 0
                                                            ----------------  ----------------  ----------------
Cash end of period                                         $         192,410 $          87,349 $         192,410
                                                            ================  ================  ================

The accompanying notes are an integral part of these consolidated financial statements.


CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
     For the Three Months Ended December 31, 2004 and 2003
                And the Cumulative Period
 From December 31, 1990 (Inception) Through June 30, 2004


                                                                                                  Dec. 1, 1990
                                                                                                   (Inception)
                                                                                                     Through
                                                                 Dec. 31           Dec. 31           Dec. 31
                                                                  2004              2003              2004
                                                                Unaudited         Unaudited         Unaudited


Cash paid during the year for
  Interest                                                 $               0 $               0 $         618,367
  Taxes                                                                    0                 0            14,450

Non-cash activities
  Common stock issued for
    Note receivable                                                        0                 0           281,250
    Prepaids                                                               0                 0           182,346
    PP&E                                                                   0                 0           130,931
    Deposit                                                                0                 0                 0
    License & technology                                                   0                 0         2,191,478
    Minority interest                                                      0                 0            59,247
    Repayment of debt                                                455,465           236,095         6,756,432
    Service & interest                                                     0             8,967         4,949,192
  Preferred stock issued for
    Services                                                                                 0            75,845
    Repayment of debt                                                      0                 0           119,520
  Preferred stock options issued for
        Repayment of debt                                                  0                 0           100,000

  Re-characterize beneficial
    conversion option as debt                                              0                 0           881,550

The accompanying notes are an integral part of these consolidated financial statements.

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004

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

The Company returned to the development stage in accordance with Statement of Financial Accounting Standards ("SFAS") No. 7 on December 1, 1990 and during the fiscal year ended November 30, 1995. The Company has completed two mergers and is in the process of developing its technology and product lines.

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004

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

Fair value of financial instruments

SFAS No. 107, "Disclosures about Fair
Value of Financial Instruments", requires that the Company disclose estimated fair values for its financial instruments. The following summary presents a description of the methodologies and assumptions used to determine such amounts.

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

Since the fair value is estimated at December 31, 2004, the amounts that will actually be realized or paid at settlement of the instruments could be significantly different. The carrying amount of cash and cash equivalents is assumed to be the fair value because of the liquidity of these instruments. Accounts payable, accrued compensation, due to/from officer, accrued interest, other current liabilities, and notes payable approximate fair value because of the short maturity of these instruments. Also, market rates of interest apply on all officer advances and short-term promissory notes. Long-term debt is recorded at face value because the principal amount is convertible into common stock.

Fiscal year

Effective December 1, 1998, the Company changed its fiscal year-end from November 30 to September 30.

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004

Research and development costs

The Company has been engaged in researching, engineering, and developing its H-Net(TM) technologies since August 1995, and did not generate any revenue during the past fiscal year. The Company hopes to complete additional large-scale cost reduction runs for the production and subsequent sale of its H-Net
(TM) system in 2005.


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

Technology

Deferred technology costs include capitalized product development and product improvement costs incurred after achieving technological feasibility and are amortized over a period of five years. At December 31, 2004, no deferred technology costs were recognized.

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004

Accounting for stock-based compensation

SFAS No. 123, "Accounting for Stock-
based Compensation" establishes a fair value method of accounting for stock-based compensation plans and for transactions in which an entity acquires goods or services from non-employees in exchange for equity instruments. The Company adopted this accounting standard on January 1, 1996. SFAS No. 123 also encourages, but does not require, companies to record compensation cost for stock-based employee compensation. The Company has chosen to account for stock-based compensation utilizing the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, compensation cost for stock options is measured as the excess, if any, of the fair market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock. Also, in accordance with SFAS No. 123, the Company has provided footnote disclosures with respect to stock-based employee compensation. The cost of stock-based compensation is measured at the grant date on the value of the award, and this cost is then recognized as compensation expense over the service period. The value of the stock-based award is determined using a pricing model whereby compensation cost is the excess of the fair market value of the stock as determined by the model at the grant date or other measurement date over the amount an employee must pay to acquire the stock.

In December 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of SFAS Statement No. 123," effective for fiscal years ending after December 15, 2002, which provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The adoption of SFAS No. 148 did not have a material impact on the Company's consolidated financial statements, as the adoption of this standard did not require the Company to change, and the Company did not change, to the fair value based method of accounting for stock-based compensation.

Stock issued for non-cash consideration

Shares of the Company's no par value common stock issued in exchange for goods or services are valued at the cost of the goods or services received or at the market value of the shares issued, depending on the ability to estimate the value of the goods or services received.

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004

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

As of December 31, 2004, the Company had 1,680,440,475 shares of common stock outstanding. If all the Company's unexpired stock warrants and options (including contingent issuances) were exercised, and all the principal value and accrued interest on its outstanding convertible debentures were converted, the Company's incremental common shares (not included in the denominator of diluted earnings (loss) per share because of their anti-dilutive nature) would be as follows:

Class B preferred stock options                   10,000,000
Convertible note holder common stock warrants     13,250,000
Common stock warrants - other                        500,000
Common stock options - officers                    3,943,654
Common stock options - other                         450,000
                                               -------------
Subtotal                                          28,143,654

Accrued officer compensation ($480,000),
assumed converted into common stock at
prices ranging from $0.0028 to $0.2250
per share                                         69,602,215

Convertible note holder principal value
($2,562,904), accrued interest ($363,126)
less prepaid interest ($97,438),
assumed converted into common stock at
$0.0008 per share                              3,535,740,000
                                               -------------
Total potential common stock equivalents       3,633,485,869

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004

If all currently outstanding potential common stock equivalents were exercised, the Company would receive proceeds of approximately $1,716,000.

The following table illustrates the effect on net loss if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation:

                                     Quarter Ended      Quarter Ended
                                        12/31/2004          12/31/2003

        Net loss, as reported      $     (804,266)     $    (1,143,130)

        Add:    Total stock-based
        compensation expense included
        in net loss, as reported                -                   -

        Deduct: Total stock-based
        compensation expense
        determined under fair value based
        method for all awards, net of
        related tax effects                     -                   -
                                    ---------------     -----------------
        Pro forma net loss         $     (804,266)     $     (1,143,130)


Advertising Costs

The Company expenses advertising costs in the year incurred.

Recently issued accounting pronouncements

The FASB has established new
pronouncements. The Company does not expect the adoption of these pronouncements to have a material impact on its financial position, results of operations or cashflows. This includes SFAS No. 144, "Accounting for Impairment and Disposal of Long-Lived Assets."

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

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004

Recently issued accounting pronouncements (continued)

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 clarifies the accounting and reporting for derivative instruments, including certain derivative instruments imbedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." In particular, SFAS No. 149 clarifies under what circumstances a contract with an initial net investment met the characteristic of a derivative as described in SFAS No. 133. SFAS No. 149 also clarifies when a derivative contains a financing component. SFAS No. 149 is generally effective for derivative instruments entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The Company holds no derivative instruments and does not engage in hedging activities.

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

NOTE 2. GOING CONCERN UNCERTAINTY

As of December 31, 2004, the Company had a deficiency in working capital of approximately $4,400,000 and had incurred continual net losses since its return to the development stage in fiscal 1996, of approximately $30,000,000, which raise substantial doubt about the Company's ability to continue as a going concern.

Management's plans for correcting these deficiencies include the future sales and licensing of the Company's products and technologies, the raising of capital through the issuance of common stock and from continued officer advances, which are expected to help provide the Company with the liquidity necessary to meet operating expenses. An investor group had previously advanced the Company an aggregate amount of $3,250,000 through fourteen similar funding tranches occurring in April 2002, May 2002, June 2002, November 2002, March 2003, May 2003, November 2003, December 2003, December 2003, February 2004, March 2004, April 2004, June 2004 and September 2004. Over the longer-term, the Company plans to achieve profitability through its operations from the sale and licensing of its H-Net(TM) automatic meter-reading system. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of the recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004

NOTE 3. RELATED PARTY TRANSACTIONS

The officers of the Company have continually advanced funds to the Company. These advances have generally been in the form of revolving short-term promissory notes at an annual interest rate of 18% (see Note 8 below).

NOTE 4.   PREPAID EXPENSES AND DEPOSITS

The Company has accrued a prepaid expense of $120,000 as a staying bonus for the Chief Executive Officer and the Chief Financial Officer and Secretary as per their employment contracts (see note 8). The staying bonus is being amortized over the calendar year 2005. For the year ended December 31, 2005, $0 was amortized as officer salaries with a balance of $120,000 at December 31, 2004.

In connection with the convertible debenture financing obtained in April 2004, June 2004 and September 2004, the Company prepaid $30,000, $75,000 and $75,000 dollars in interest, respectively (see note 10). The prepaid interest is being amortized over a one year period. For the year ended September 30, 2004, $13,562, $19,110 and $4,520 were amortized respectively for a total of $37,192. The balances at September 30, 2004 are $16,438, $55,890 and $70,480 for a total prepaid interest of $142,808. During the three months ended December 31, 2004, an additional $7,562, $18,904 and $18,904 were amortized respectively for a total of $45,370. The balances at December 31, 2004 are $8,877, $36,986 and $51,575 for a total prepaid interest of $97,438.

Also included in prepaid expenses is a prepaid retainer in the amount of $4,159 to a law firm in connection with a suit brought forth by Devon Investment Advisors Ltd. (see note 13). As of December 31, 2004, the balance in prepaid expenses was $221,597.

NOTE 5.    PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2004 consisted of the following:


Office equipment                             $   292,946
Furniture and fixtures                            16,609
Vehicles                                          35,362
                                             -----------
Total cost                                       344,917
Accumulated depreciation                        (328,002)
                                             -----------
Net book value                               $    16,915
                                             ===========

NOTE 6.    LICENSE RIGHTS AND TECHNOLOGY

License rights and technology at December 31, 2004 consisted of the following:

      License rights                            $   421,478
      Accumulated amortization                     (421,478)
                                                 -----------
        Net book value                          $       -
                                                 ===========

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004

NOTE 7.   LOAN FEES

In February 2002, the Company received $340,000 in short-term financing from an investment group through the issuance of a promissory note maturing on May 15, 2002 and accruing interest at an annual rate of 18%. Included in the loan was $40,000 in fees, consisting specifically of a $30,000 finder's fee and a $10,000 legal fee. These loan fees were fully amortized at September 30, 2002, with the balances written-off at December 31, 2004 as a result of a legal settlement.

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

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004

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

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004

NOTE 7.   LOAN FEES (continued)

Total new loan fees during the year ended September 30 ,2004 amounted to $213,843.

Total amortization on the one- and two-year lives of all loan fees amounted to $97,034 during the year ended September 30, 2004, leaving an unamortized balance at December 31, 2004 of $144,705. During the three months ended December 31, 2004, total amortization of loan fees amounted to $33,970, leaving an unamortized balance of $110,735.

NOTE 8.    DUE TO/FROM OFFICERS

At September 30, 2001, a revolving promissory note agreement for $56,880 was drawn up, due on demand, at an annual interest rate of 18%, for unpaid cumulative advances (plus interest) made by the Company's CEO. During the year ended September 30, 2002, cash advances of $31,500 were made. Additionally, the loan account was increased by $120,875, representing the value of 2,361,814 restricted shares of the Company's common stock held by the CEO, which were used as collateral and transferred to a note holder in June of 2002 to partially cover a $300,000 debt, and by $16,202, representing the value of 794,857 restricted shares of the Company's common stock held by the CEO, which were pledged to and sold by a convertible note holder on a Company obligation in default. Repayments of debt by the Company amounted to $144,806 and accrued interest amounted to $6,913 during the year ended September 30, 2002, resulting in a loan balance due the CEO at September 30, 2002 of $87,564. During the year ended September 30, 2003, additional cash advances totaling $37,869 were made, along with $37,423, representing another 1,835,885 restricted shares of the Company's common stock pledged and sold by the above note holder. Repayments of debt by the Company amounted to $136,009, including re-issuance of 2,361,814 restricted shares of the Company's common stock valued at $120,875 that had been transferred to a note holder during the previous fiscal year. Accrued interest during the year ended September 30, 2003 was $10,073, bringing
the loan balance due the CEO at September 30, 2003 to $36,920.   During the
year ended September 30, 2004, the Company repaid $32,673. Accrued interest of $3,558 during the period brought the loan balance due the CEO at December 31, 2004 to $7,805. During the three months ended December 31, 2004, the Company repaid $799. Accrued interest during the period amounted to $350 and brought the balance at December 31, 2004 to $7,356. The loan balance at December 31, 2004 is currently due on demand and continues to accrue interest at the rate of 18% per year.

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004

NOTE 8.    DUE TO/FROM OFFICERS (continued)

At September 30, 2001, a promissory note agreement for $25,874 was drawn up, due on demand, at an annual interest rate of 18 percent, for cumulative advances (plus interest) made by the Company's Secretary/Treasurer. The Secretary/Treasurer had also borrowed on a personal credit card for the Company's behalf in the amount of $18,455, bringing the total obligation due the Secretary/Treasurer at September 30, 2001 to $44,329. During the year ended September 30, 2002, the personal credit card balance was virtually paid-off. Additional loan advances were $19,500, loan repayments were $39,500, and accrued interest was $2,269 during the year ended September 30, 2002, bringing the aggregate loan balance due the Secretary/Treasurer at September 30, 2002 to $8,143. During the year ended September 30, 2003, additional cash advances of $37,500 were made, and accrued interest was $6,522, resulting in a loan balance due the secretary Treasurer at September 30, 2003 of $52,165. During the year ended December 31, 2004, the Company repaid $25,655 and received an additional $666 from the treasurer. Accrued interest amounted to $8,077 during the period bring the loan balance due the Secretary at December 31, 2004 to $35,253. During the three months ended December 31, 2004, the Company repaid $8,436. Accrued interest during the period amounted to $1,512 and brought the balance at December 31, 2004 to $28,329. The loan balance at December 31, 2004 is currently due on demand and continues to accrue interest at the rate of 18% per year.

During the period May through September 2002, the Company's Chief Technical Officer advanced the Company $32,946, corresponding to 684,407 restricted shares of the Company's common stock held by the officer, which were pledged to and sold by a convertible note holder on a Company obligation in default. Accrued interest at the annual rate of 18% was $1,831 through the end of the fiscal year, bringing the total loan amount to $34,777 at September 30, 2002. In November 2002, the Company re-issued the 684,407 restricted shares to the Chief Technical Officer (valued at $32,946) that had been pledged to and sold by the convertible note holder during the previous fiscal year. Accrued interest amounted to $1,205 during the year ended September 30, 2003, resulting in a loan balance of $3,036 as of that date. During the year ended September 30, 2004, the Company repaid $15,623. During the year ended September 30, 2004, accrued interest amounted to $294 and brought the loan balance due from the Chief Technical Officer at December 31, 2004 to $12,293. The loan balance at December 31, 2004 is currently due on demand and continues to accrue interest at the rate of 18% per year.

The aggregate amount due officers at December 31, 2004 and September 30, 2004 was $23,392 and $30,765, respectively and interest expense on the officer loans amounted to $1,862 for the three months ended December 31, 2004 and $11,929 for the year ended September 30, 2004. For presentation purposes $12,293 due from the Chief Technical Officer has been shown as a receivable and $35,685 has been shown as due to officers at December 31, 2004.

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004

NOTE 8.    DUE TO/FROM OFFICERS (continued)

As of December 31, 2004, the Company owed its officers $1,609,692 in accrued compensation. Of this amount, $480,000 was attributable to aggregate staying bonuses payable to the President and Secretary/Treasurer of the Company as of December 31, 2003. An additional $120,000 was accrued on December 31, 2004
which will be amortized over the 2005 calendar year.   The staying bonuses are
to be compensated for with the Company's common stock, valued at the average bid and ask price for the stock for the 30 days prior to each respective year-end issuance date. The total common stock to be issued as staying bonuses amounted to 29,530,431 shares at September 30, 2004 and 69,602,215 at December 31, 2004.

NOTE 9.    NOTES PAYABLE

Notes payable at December 31, 2004 consisted of the following:

Registered Convertible Debentures - secured by substantially all the assets of the Company

        Convertible Debenture #1

     Note payable to AJW Partners, LLC
      (Convertible Debenture) due on
      March 29, 2003 at an annual interest
      rate of 12%                                  $    0

     Accrued interest of $7,075 and principal
      on Convertible Debenture convertible
      into approximately 8,843,750
      shares of common stock at the price
      of $0.0008 at December 31, 2004               7,075  $     7,075
                                                   -------
     Note payable to New Millennium Capital
      Partners II, LLC (Convertible Debenture)
      due on March 29, 2003 at an annual interest
      rate of 12%                                  $    0

     Accrued interest of $7,075 and principal
      on Convertible Debenture convertible
      into approximately 8,843,750
      shares of common stock at the price
      of $0.0008 at December 31, 2004                7,075        7,075
                                                   -------

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2004


NOTE 9.    NOTES PAYABLE (continued)

     Note payable to AJW/New Millennium
      Offshore, Ltd. (Convertible Debenture)
      due on March 29, 2003 at an annual
      interest rate of 12%                          $    0

     Accrued interest of $8,136 and principal
      on Convertible Debenture convertible
      into approximately 10,170,000
      shares of common stock at the price
      of $0.0008 at December 31, 2004               8,136 $    8,136
                                                   -------
     Note payable to Pegasus Capital Partners,
      LLC (Convertible Debenture) due on
      March 29, 2003 at an annual interest
      rate of 12%                                   $    0

     Accrued interest of $4,975 and principal
      on Convertible Debenture convertible
      into approximately 6,218,750
      shares of common stock at the price
      of $0.0008 at December 31, 2004               4,975  $     4,975
                                                   -------
     Convertible Debenture #2

     Note payable to AJW Partners, LLC
      (Convertible Debenture) due on
      May 10, 2003 at an annual interest
      rate of 12%                                   $     0

     Accrued interest of $9,600 and principal
      on Convertible Debenture convertible
      into approximately 12,000,000
      shares of common stock at the price
      of $0.0008 at December 31, 2004                9,600  $    9,600
                                                   --------

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2004


NOTE 9.    NOTES PAYABLE (continued)

     Note payable to New Millennium Capital
      Partners II, LLC (Convertible Debenture)
      due on  May 10, 2003 at an annual
      interest rate of 12%                         $     0

     Accrued interest of $9,600 and principal
      on Convertible Debenture convertible
      into approximately 12,000,000
      shares of common stock at the price
      of $0.0008 at December 31, 2004               9,600  $     9,600
                                                   -------
     Note payable to AJW/New Millennium
      Offshore, Ltd. (Convertible Debenture)
      due on May 10, 2003 at an annual
      interest rate of 12%                         $     0

     Accrued interest of $10,800 and principal
      on Convertible Debenture convertible
      into approximately 13,500,000
      shares of common stock at the price
      of $0.0008 at December 31, 2004               10,800  $   10,800
                                                    -------

     Note payable to Pegasus Capital Partners,
      LLC (Convertible Debenture) due on
      May 10, 2003 at an annual
      interest rate of 12%                          $ 3,829

     Accrued interest of $6,298 and principal
      on Convertible Debenture convertible
      into approximately 12,658,750
      shares of common stock at the price
      of $0.0008 at December 31, 2004                6,298  $   10,127

     Convertible Debenture #3

     Note payable to AJW Partners, LLC
      (Convertible Debenture) due on
      June 17, 2003 at an annual interest
      rate of 12%                                    $77,260

     Accrued interest of $24,255 and principal
      on Convertible Debenture convertible
      into approximately 126,893,750
      shares of common stock at the price
      of $0.0008 at December 31, 2004                 24,255  $  101,515
                                                    --------

     Note payable to New Millennium Capital
      Partners II, LLC (Convertible Debenture)
      due on  June 17, 2003 at an annual
      interest rate of 12%                           $77,260

     Accrued interest of $24,255 and principal
      on Convertible Debenture convertible
      into approximately 126,893,750
      shares of common stock at the price
      of $0.0008 at December 31, 2004                 24,255  $  101,515
                                                     -------

     Note payable to AJW/New Millennium
      Offshore, Ltd. (Convertible Debenture)
      due on June 17, 2003 at an annual
      interest rate of 12%                           $89,055

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004

NOTE 9.    NOTES PAYABLE (continued)

     Accrued interest of $27,426 and principal
      on Convertible Debenture convertible
      into approximately 145,601,250
      shares of common stock at the price
      of $0.0008 at December 31, 2004                 27,426  $  116,481
                                                    --------

     Note payable to Pegasus Capital Partners,
      LLC (Convertible Debenture) due on
      June 17, 2003 at an annual
      interest rate of 12%                           $50,000

     Accrued interest of $15,271 and principal
      on Convertible Debenture convertible
      into approximately 81,588,750
      shares of common stock at the price
      of $0.0008 at December 31, 2004                 15,271  $   65,271
                                                    --------
     Convertible Debenture #5

     Note payable to AJW Partners, LLC
      (Convertible Debenture) due on
      March 3, 2004 at an annual interest
      rate of 12%                                    $38,500

     Accrued interest of $8,481 and principal
      on Convertible Debenture convertible
      into approximately 58,726,250
      shares of common stock at the price
      of $0.0008 at December 31, 2004                  8,481  $   46,981
                                                     -------

     Note payable to AJW Offshore, Ltd.
      (Convertible Debenture) due on
      March 3, 2004 at an annual interest
      rate of 12%                                    $38,500

     Accrued interest of $8,481 and principal
      on Convertible Debenture convertible
      into approximately 58,726,250
      shares of common stock at the price
      of $0.0008 at December 31, 2004                  8,481  $   46,981
                                                     -------

     Note payable to AJW Qualified Partners,
      LLC (Convertible Debenture) due on
      March 3, 2004 at an annual interest
      rate of 12%                                    $38,500

     Accrued interest of $8,481 and principal
      on Convertible Debenture convertible
      into approximately 58,726,250
      shares of common stock at the price
      of $0.0008 at December 31, 2004                  8,481  $   46,981
                                                     -------

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004


NOTE 9.    NOTES PAYABLE (continued)

     Convertible Debenture #6

     Note payable to AJW Partners, LLC
      (Convertible Debenture) due on
      May 12, 2004 at an annual interest
      rate of 12%                                    $50,000

     Accrued interest of $9,863 and principal
      on Convertible Debenture convertible
      into approximately 74,828,750
      shares of common stock at the price
      of $0.0008 at December 31, 2004                  9,863  $   59,863
                                                     -------

     Note payable to AJW Offshore, Ltd.
      (Convertible Debenture) due on
      May 12, 2004 at an annual interest
      rate of 12%                                    $50,000

     Accrued interest of $9,863 and principal
      on Convertible Debenture convertible
      into approximately 74,828,750
      shares of common stock at the price
      of $0.0008 at December 31, 2004                  9,863  $   59,863
                                                     -------

     Note payable to AJW Qualified Partners,
      LLC (Convertible Debenture) due on
      May 12, 2004 at an annual interest
      rate of 12%                                    $50,000

     Accrued interest of $9,863 and principal
      on Convertible Debenture convertible
      into approximately 74,828,750
      shares of common stock at the price
      of $0.0008 at December 31, 2004                  9,863  $   59,863
                                                    --------

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004


NOTE 9.    NOTES PAYABLE (continued)

     Convertible Debenture #7

     Note payable to AJW Partners, LLC
      (Convertible Debenture) due on
      November 25, 2004 at an annual interest
      rate of 12%                                    $33,333

     Accrued interest of $4,417 and principal
      on Convertible Debenture convertible
      into approximately 47,187,500
      shares of common stock at the price
      of $0.0008 at December 31, 2004                  4,417  $   37,750
                                                    --------

     Note payable to AJW Offshore, Ltd.
      (Convertible Debenture) due on
      November 25, 2004 at an annual interest
      rate of 12%                                    $33,333

      Accrued interest of $4,417 and principal
      on Convertible Debenture convertible
      into approximately 47,187,500
      shares of common stock at the price
      of $0.0008 at December 31, 2004                  4,417  $   37,750
                                                    --------
     Note payable to AJW Qualified Partners,
      LLC (Convertible Debenture) due on
      November 25, 2004 at an annual interest
      rate of 12%                                    $33,333

     Accrued interest of $4,417 and principal
      on Convertible Debenture convertible
      into approximately 47,187,500
      shares of common stock at the price
      of $0.0008 at December 31, 2004                  4,417  $   37,750
                                                    --------

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004


NOTE 9.    NOTES PAYABLE (continued)

     Convertible Debenture #8

     Note payable to AJW Partners, LLC
      (Convertible Debenture) due on
      December 3, 2004 at an annual interest
      rate of 12%                                    $16,667

     Accrued interest of $2,164 and principal
      on Convertible Debenture convertible
      into approximately 23,538,750
      shares of common stock at the price
      of $0.0008 at December 31, 2004                  2,164  $   18,831
                                                    --------

     Note payable to AJW Offshore, Ltd.
      (Convertible Debenture) due on
      December 3, 2004 at an annual interest
      rate of 12%                                    $16,667

     Accrued interest of $2,164 and principal
      on Convertible Debenture convertible
      into approximately 23,538,750
      shares of common stock at the price
      of $0.0008 at December 31, 2004                  2,164  $   18,831
                                                    --------

     Note payable to AJW Qualified Partners,
      LLC (Convertible Debenture) due on
      December 3, 2004 at an annual interest
      rate of 12%                                    $16,666

     Accrued interest of $2,165 and principal
      on Convertible Debenture convertible
      into approximately 23,538,750
      shares of common stock at the price
      of $0.0008 at December 31, 2004                  2,165  $   18,831
                                                    --------

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004


NOTE 9.    NOTES PAYABLE (continued)

     Convertible Debenture #9

     Note payable to AJW Partners, LLC
      (Convertible Debenture) due on
      December 31, 2004 at an annual interest
      rate of 12%                                    $16,667

     Accrued interest of $2,005 and principal
      on Convertible Debenture convertible
      into approximately 23,340,000
      shares of common stock at the price
      of $0.0008 at December 31, 2004                  2,005  $   18,672
                                                    --------

     Note payable to AJW Offshore, Ltd.
      (Convertible Debenture) due on
      December 31, 2004 at an annual interest
      rate of 12%                                    $16,667

     Accrued interest of $2,005 and principal
      on Convertible Debenture convertible
      into approximately 23,340,000
      shares of common stock at the price
      of $0.0008 at December 31, 2004                  2,005  $   18,672
                                                    --------

     Note payable to AJW Qualified Partners,
      LLC (Convertible Debenture) due on
      December 31, 2004 at an annual interest
      rate of 12%                                    $16,666

     Accrued interest of $2,005 and principal
      on Convertible Debenture convertible
      into approximately 23,340,000
      shares of common stock at the price
      of $0.0008 at December 31, 2004                   2,006  $  18,672
                                                     --------

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004


NOTE 9.    NOTES PAYABLE (continued)

     Convertible Debenture #10

     Note payable to AJW Partners, LLC
      (Convertible Debenture) due on
      February 18, 2005 at an annual interest
      rate of 12%                                    $16,666

     Accrued interest of $1,743 and principal
      on Convertible Debenture convertible
      into approximately 23,011,250
      shares of common stock at the price
      of $0.0008 at December 31, 2004                  1,743  $   18,409
                                                    --------

     Note payable to AJW Offshore, Ltd.
      (Convertible Debenture) due on
      February 18, 2005 at an annual interest
      rate of 12%                                    $16,667

     Accrued interest of $1,742 and principal
      on Convertible Debenture convertible
      into approximately 23,011,250
      shares of common stock at the price
      of $0.0008 at December 31, 2004                  1,742  $   18,409
                                                    --------

     Note payable to AJW Qualified Partners,
      LLC (Convertible Debenture) due on
      February 18, 2005 at an annual interest
      rate of 12%                                    $16,667

     Accrued interest of $1,742 and principal
      on Convertible Debenture convertible
      into approximately 23,011,250
      shares of common stock at the price
      of $0.0008 at December 31, 2004                  1,742  $  18,409
                                                    --------

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004


NOTE 9.    NOTES PAYABLE (continued)

     Convertible Debenture #11

     Note payable to AJW Partners, LLC
      (Convertible Debenture) due on
      March 4, 2005 at an annual interest
      rate of 12%                                    $83,334

     Accrued interest of $5,780 and principal
      on Convertible Debenture convertible
      into approximately 114,543,750
      shares of common stock at the price
      of $0.0008 at December 31, 2004                  8,301  $  91,635
                                                    --------

     Note payable to AJW Offshore, Ltd.
      (Convertible Debenture) due on
      March 4, 2005 at an annual interest
      rate of 12%                                    $83,333

     Accrued interest of $5,781 and principal
      on Convertible Debenture convertible
      into approximately 114,543,750
      shares of common stock at the price
      of $0.0008 at December 31, 2004                  8,302  $  91,635
                                                    --------

     Note payable to AJW Qualified Partners,
      LLC (Convertible Debenture) due on
      March 4, 2005 at an annual interest
      rate of 12%                                    $83,333

     Accrued interest of $5,781 and principal
      on Convertible Debenture convertible
      into approximately 114,542,500
      shares of common stock at the price
      of $0.0008 at December 31, 2004                  8,301  $  91,634
                                                    --------

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004


NOTE 9.    NOTES PAYABLE (continued)

     Convertible Debenture #12

     Note payable to AJW Partners, LLC
      (Convertible Debenture) due on
      April 19, 2006 at an annual interest
      rate of 12% with one year interest prepaid     $50,000

     Accrued interest of $0 and principal
      on Convertible Debenture convertible
      into approximately 62,500,000
      shares of common stock at the price
      of $0.0008 at December 31, 2004                     0  $   50,000
                                                    --------

     Note payable to AJW Offshore, Ltd.
      (Convertible Debenture) due on
      April 19, 2006 at an annual interest
      rate of 12%  with one year interest prepaid     $88,700

     Accrued interest of $0 and principal
      on Convertible Debenture convertible
      into approximately 110,875,000
      shares of common stock at the price
      of $0.0008 at December 31, 2004                     0  $  88,700
                                                    --------

     Note payable to AJW Qualified Partners,
      LLC (Convertible Debenture) due on
      April 19, 2006 at an annual interest
      rate of 12% with one year interest prepaid    $101,125

     Accrued interest of $0 and principal
      on Convertible Debenture convertible
      into approximately 126,406,250
      shares of common stock at the price
      of $0.0008 at December 31, 2004                     0  $ 101,125
                                                    --------

     Note payable to New Millennium Capital
      Partners II, LLC (Convertible Debenture)
      due on April 19, 2006 at an annual
      interest rate of 12% with one year
      interest prepaid                               $10,175

     Accrued interest of $0 and principal
      on Convertible Debenture convertible
      into approximately 12,718,750
      shares of common stock at the price
      of $0.0008 at December 31, 2004                     0  $  10,175
                                                    --------

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004


NOTE 9.    NOTES PAYABLE (continued)

     Convertible Debenture #13

     Note payable to AJW Partners, LLC
      (Convertible Debenture) due on
      June 30, 2006 at an annual interest
      rate of 12%  with one year
      interest prepaid                              $125,000

     Accrued interest of $0 and principal
      on Convertible Debenture convertible
      into approximately 156,250,000
      shares of common stock at the price
      of $0.0008 at December 31, 2004                     0  $ 125,000
                                                    --------

     Note payable to AJW Offshore, Ltd.
      (Convertible Debenture) due on
      June 30, 2006 at an annual interest
      rate of 12%  with one year
      interest prepaid                              $221,750

     Accrued interest of $0 and principal
      on Convertible Debenture convertible
      into approximately 277,187,500
      shares of common stock at the price
      of $0.0008 at December 31, 2004                     0  $ 221,750
                                                    --------

     Note payable to AJW Qualified Partners,
      LLC (Convertible Debenture) due on
      June 30, 2006 at an annual interest
      rate of 12%   with one year
      interest prepaid                              $252,813

     Accrued interest of $0 and principal
      on Convertible Debenture convertible
      into approximately 316,016,250
      shares of common stock at the price
      of $0.0008 at December 31, 2004                     0  $ 252,813
                                                    --------

     Note payable to New Millennium Capital
      Partners II, LLC (Convertible Debenture)
      due on June 30, 2006 at an annual
      interest rate of 12% with one year
      interest prepaid                              $25,437

     Accrued interest of $0 and principal
      on Convertible Debenture convertible
      into approximately 31,796,250
      shares of common stock at the price
      of $0.0008 at December 31, 2004                    0  $  25,437
                                                   --------

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004


NOTE 9.    NOTES PAYABLE (continued)

     Convertible Debenture #14

     Note payable to AJW Partners, LLC
      (Convertible Debenture) due on
      September 9, 2006 at an annual interest
      rate of 12%  with one year
      interest prepaid                              $125,000

     Accrued interest of $0 and principal
      on Convertible Debenture convertible
      into approximately 156,250,000
      shares of common stock at the price
      of $0.0008 at December 31, 2004                     0  $ 125,000
                                                    --------

     Note payable to AJW Offshore, Ltd.
      (Convertible Debenture) due on
      September 9, 2006 at an annual interest
      rate of 12% with one year
      interest prepaid                              $221,750

     Accrued interest of $0 and principal
      on Convertible Debenture convertible
      into approximately 277,187,500
      shares of common stock at the price
      of $0.0008 at December 31, 2004                     0  $ 221,750
                                                    --------

     Note payable to AJW Qualified Partners,
      LLC (Convertible Debenture) due on
      September 9, 2006 at an annual interest
      rate of 12% with one year
      interest prepaid                              $252,813

     Accrued interest of $0 and principal
      on Convertible Debenture convertible
      into approximately 316,016,250
      shares of common stock at the price
      of $0.0008 at December 31, 2004                     0  $ 252,813
                                                    --------

     Note payable to New Millennium Capital
      Partners II, LLC (Convertible Debenture)
      due on September 9, 2006 at an annual
      interest rate of 12% with one year
      interest prepaid                               $25,437

     Accrued interest of $0 and principal
      on Convertible Debenture convertible
      into approximately 31,796,250
      shares of common stock at the price
      of $0.0008 at December 31, 2004                     0  $  25,437
                                                    --------   --------

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004


NOTE 9.    NOTES PAYABLE (continued)

Subtotal of all Registered Convertible Debentures            2,828,592


    Less reclassified accrued interest                    $   (265,688)
                                                          ------------
    Subtotal principal value                                 2,562,904
    Derivative conversion option - 150 percent of principal  3,844,356
    Less unamortized note discount                          (1,205,857)
                                                           -----------
Net carrying value of
  Registered Convertible Debentures                       $  5,201,403

      Note payable to Devon Investment Advisors,
      unsecured, due on December 1, 1996, interest payable
      at an annual rate of 10%.  The Company is
      currently in default.                                    241,824

      Note payable to Black Dog Ranch LLC,
      unsecured, due on demand, including interest
      at an annual rate of 18%.                                165,388

      Convertible note payable to Laurus Master Fund, Ltd.,
      unsecured, with interest payable at an annual rate
      of 8%, conversion premium of 25% based on current
      market price of the Company's common stock (as defined), initially due October 12, 2001 and extended to
      December 1, 2001.  Currently in default.                   7,581
                                                           -----------
     Total notes payable                                   $ 5,616,196
        Current portion                                     (2,465,157)
                                                           -----------
        Long-term portion                                  $ 3,151,039
                                                           ===========

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004

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

The note was convertible (at the option of the holder) into common stock at the lesser of 80% of the average of the 3-lowest closing bid prices during the 30 trading days prior to the closing date (April 12, 2001) or 80% of the average of the 3-lowest closing bid prices during the 30 trading days prior to the conversion date (assumed to be September 30, 2002). At April 12, 2001, the note was convertible into approximately 2,181,500 common shares at an exercise price of approximately $0.1021 per share, and at September 30, 2002, the note was convertible into approximately 20,189,875 common shares at an exercise price of approximately $0.0064 per share. In either instance, the fair value of the debt instrument (due to the 80% pricing advantage) was $375,000 (a 25% premium on the principal value), resulting in a further convertible debt discount of $152,228, representing the difference between the note's fair value of $375,000 and the allocated proceeds at issuance of $222,772. This discount was also fully amortized at September 30, 2001.

A corresponding $152,228 credit was made to additional paid-in capital for the conversion benefit option, i.e., the intrinsic value of the matured debt instrument. Interest accrued at 8% on the $300,000 note principal through September 30, 2002 was $17,168. For presentation purposes, this interest was added to the principal value of the note at the year-end balance sheet date. The holder can also convert the accrued interest into common stock at a 25% premium ($4,292), bringing the total conversion benefit option to $155,027. Total amortization of interest on the discounted convertible note during the year ended September 30, 2001 (including $32,775 in loan fees associated with the transaction) amounted to $265,030.

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004

NOTE 9.    NOTES PAYABLE (continued)

The maturity date on the $300,000 principal value 8% convertible note, initially October 12, 2001, was extended to December 1, 2001. Because of the inherent conversion benefit feature, the aggregate note with accrued interest, totaling $311,194 at September 30, 2001, was classified as a long-term liability.

The Company was unable to pay-off the note at maturity. However, after receiving bridge financing from another investment group in February 2002, the Company subsequently repaid $150,000 of the obligation, as the note holder elected to not convert the debt to shares. Consequently, the note holder sold 1,479,264 of the 4,773,208 shares of the Company's common stock that had been pledged by officers of the Company as collateral, resulting in net proceeds of $49,148. Adding accrued interest of $17,168 at an annual rate of 8%, brought the loan balance at September 30, 2002 to $129,214. During the year ended September 30, 2003, the note holder sold the remaining 3,293,944 pledged shares for net proceeds of $67,144. The note holder elected to convert essentially all the remaining debt for common stock of the Company, receiving 26,000,000 newly issued Company shares valued at $58,400, and bringing the tentative liability down to $3,670. Accrued interest amounted to $3,183, resulting in a total liability to the note holder at September 30, 2003 of $6,851. For the year ended December 31, 2004 accrued interest amounted to $580 resulting in a balance of $7,431 at December 31, 2004. In connection with the pay-down of the debt, the $155,027 beneficial conversion option noted above was reduced to zero through transference to common stock.

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

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004

NOTE 9.    NOTES PAYABLE (continued)

Thereafter, on June 21, 2002, Mercator filed an action against the Company, Robert A. Spigno and Patricia A. Spigno in the Superior Court of California, County of Los Angeles (Case No. BC276283) for breach of promissory note, foreclosure of security interests, fraud and deceit. Mr. Spigno is the Chairman of the Board and a director of the Company and is also the Company's Chief Executive Officer. Ms. Spigno is the Company's Secretary and Chief Financial Officer. On July 3, 2002, Mercator filed a first amended complaint in the Superior Court of California, County of Los Angeles (Case No. BC276283), adding a claim of common count for money lent. In March 2004, the Company settled its suit with Mercator for $150,000.

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

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004

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

On June 17, 2002 the Company issued an aggregate of $300,000 of 12% convertible debentures in a private offering to four accredited investors. Three of the investors, if certain conversion limitations are disregarded, are beneficial owners of 5% or more of the company's outstanding shares of common stock. The debentures initially were convertible into shares of common stock at the lesser of $.06 per share and 50% of the average of the lowest three intra-day trading prices of a share of common stock during the 20 trading days immediately preceding conversion. In October 2003, the conversion rate was changed from 50% to 40% of the average of the lowest three intra-day trading prices of a share of common stock during the 20 trading days immediately preceding conversion. The debentures were accompanied by warrants to purchase up to an aggregate of 1,500,000 shares of common stock at a per share exercise price equal to the lesser of $.045 and the average of the

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004

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

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004


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

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004


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

On September 9, 2004 the Company issued an aggregate of $625,000 of 12% convertible debentures in a private offering to the three accredited investors. The Company prepaid one year's interest of $75,000 upon receipt of the funds. The debentures were convertible into shares of common stock at the lesser of $.005 per share and 40% of the average of the lowest three intra-day trading prices of a share of common stock during the 20 trading days immediately preceding conversion. The debentures were accompanied by warrants to purchase up to an aggregate of 1,875,000 shares of common stock at a per share exercise price equal to $.002.

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004

NOTE 10. SECURED CONVERTIBLE DEBENTURES (continued)

The Company's convertible debentures and related warrants contain anti-dilution provisions whereby, if the Company issues common stock or securities convertible into or exercisable for common stock at a price less than the conversion or exercise prices of the debentures or warrants, the conversion and exercise prices of the debentures and/or warrants shall be adjusted as stipulated in the agreements governing such debentures and warrants.

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

During the fiscal year ended September 30, 2002, the Company issued 12,667,178 shares of common stock in connection with interest payments and upon conversion of an aggregate $93,130 of principal and $6,916 of related interest on the Company's convertible debentures. A corresponding pro-rata reduction of $80,702 to the beneficial conversion option was made. During the fiscal year ended September 30, 2003, the Company issued another 103,778,301 shares of common stock in connection with the conversion of another $193,665 of principal and $34,355 of accrued interest on the Company's convertible debentures,

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004

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

During the year ended September 30, 2004, the Company issued an additional $2,000,000 of 12% convertible debentures. Also, the Company issued 352,352,250 shares of common stock in connection with the conversion of another $218,115 of principal and $49,008 of accrued interest on the Company's convertible debentures, resulting in a convertible debt principal balance at September 30, 2004 of $2,745,090 (net of an aggregate of $504,910 in debt conversions through that date). In connection with the issuance of the additional $2,000,000 convertible debt, the Company recorded a corresponding derivative conversion option of $3,000,000. A corresponding pro-rata reduction of $327,172 was made to the derivative conversion option during the year ended September 30, 2004 (an aggregate of $585,720 since the inception of the loans), bringing the derivative conversion option balance at December 31, 2004 to $4,117,635.

During the three months ended December 31, 2004, the Company issued 500,468,353 shares of common stock in connection with the conversion of another $182,186 of principal and $13,171 of accrued interest on the Company's convertible debentures, resulting in a convertible debt principal balance at September 30, 2004 of $2,562,904 (net of an aggregate of $687,096 in debt conversions through that date). A corresponding pro-rata reduction of $273,279 was made to the derivative conversion option during the three months ended December 31, 2004 (an aggregate of $858,999 since the inception of the loans), bringing the derivative conversion option balance at December 31, 2004 to $3,844,356.

The aggregate note discount of $3,250,000 is being amortized over the one-year and two-year lives of the respective debt instruments. Of this amount, $279,115 was amortized during the fiscal year ended September 30, 2002, $653,720 during the year ended September 30, 2003, $673,705 during the year ended September 30, 2004 and $287,459 during the three months ended December 31, 2004, while $69,233 in convertible bond discount was transferred to equity upon conversion of $93,130 in debt principal during the fiscal year ended September 30, 2002, $52,340 upon conversion of $193,665 of debt principal during the fiscal year ended September 30, 2003 and $28,571 upon conversion of $218,115 of debt principal during the year ended September 30, 2004, resulting in an unamortized convertible debt discount balance of $1,205,857 at December 31, 2004.

As of December 31, 2004, the Company was indebted for an aggregate of $2,828,592, including $2,562,904 of principal and $265,688 of accrued interest on these convertible debentures. To the extent debentures issued by the Company are converted into shares of common stock, the Company will not be obligated to repay the amounts converted.

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004

NOTE 11.        SHAREHOLDERS' EQUITY (DEFICIT)

The Company's authorized capital stock consists of 7,500,000,000 shares of common stock, no par value per share, and 50,000,000 shares of preferred stock, $1.00 par value per share. On July 29, 2004, the Board of Directors approved an increase in the amount of common shares authorized from 1,000,000,000 to 7,500,000,000. Of the 50,000,000 authorized shares of preferred stock, 1,000,000 shares have been designated as Class A Preferred Stock and 1,000,000 shares have been designated as Class B Preferred Stock, and the remaining 48,000,000 shares are undesignated. As of December 31, 2004, there were 1,680,440,475 shares of the Company's common stock outstanding held by approximately 800 holders of record and 215,865 shares of the Company's Class A Preferred Stock outstanding held by one holder of record and no shares of Class B Preferred Stock outstanding.

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

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004

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

During the months October 2002 through September 2003, the Company issued 103,778,301 of its common shares to an investor group in exchange for $193,665 principal value of convertible debt and $34,355 in accrued interest. In conjunction with these transactions, $177,845 of the Company's beneficial conversion option was also transferred to common stock, and $52,340 in convertible note discounts was applied against common stock as a result of debt conversion.

During the months November 2002 through May 2003, the Company issued 14,500,000 shares of its restricted common stock to consultants in exchange for media services rendered of $49,000.

During the months November 2002 through September 2003, the Company issued 128,500,000 shares of its restricted common stock for cash of $180,000 in private placements.

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004

NOTE 11.        SHAREHOLDERS' EQUITY (DEFICIT) (continued)

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

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004

NOTE 11.        SHAREHOLDERS' EQUITY (DEFICIT) (continued

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

During November 2004, the Company issued 23,500,000 share of its restricted common stock to a consultant for debt reduction of $11,000.

During November 2004 and December 2004, the Company issued 25,300,000 shares of its restricted common stock to two consultants for $73,000 in services rendered.

During the months October 2004 through December 2004, the Company issued 500,468,353 shares of common stock to convertible note holders in exchange for $182,186 in debt reduction and $13,171 in accrued interest. In conjunction with these transactions, the Company transferred $273,279 in derivative conversion option to common stock.

NOTE 12.  INCOME TAXES

Deferred income taxes consisted of the following at December 31, 2004:

      Deferred tax asset, benefit
      of net operating loss
      carryforward                                $ 9,900,000
        Valuation allowance                        (9,900,000)
                                                  -----------
        Net deferred taxes                       $       -
                                                  ===========

The valuation allowance offsets the net deferred tax asset, since it is more likely than not that it would not be recovered. During the three months ended December 31, 2004, the deferred tax asset and valuation allowance were both increased by $800,000.

The Company has approximately $24,300,000 in both federal and California net operating loss carryforwards. The federal net operating loss carryforwards expire as follows: $2,700,000 in the year 2012, $5,300,000 in 2018, $1,200,000 in 2019, $3,500,000 in 2020, $2,300,000 in 2021, $2,200,000 in 2022,
$2,100,000 in 2023, $4,200,000 in 2024 and $800,000 in 2025.  The California
net operating loss carryforwards expire as follows: $2,700,000 in the year 2004, $5,300,000 in 2005, $1,200,000 in 2006, $3,500,000 in 2007, $2,300,000
in 2013, $8,500,000 in 2014 and $800,000 in 2015.

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004

NOTE 13.        COMMITMENTS AND CONTINGENCIES

Employment agreements

The Company has entered into three employment agreements with key individuals, the terms of the agreements are as follows:

1) The CEO (and President) of the Company entered into an agreement dated October 2, 1995 (which was subsequently amended September 1, 1997, September 1, 1999, and March 27, 2000) for a period of five years (to April 1, 2005), and he is entitled to receive a base salary of $160,000 per year. The employee shall further receive a bonus, paid at year-end, equal to 50% of the employee's salary, for continued employment. The staying bonus will be compensated for with the Company's restricted common stock. He was also granted an option to purchase up to 2,000,000 shares of the Company's restricted common stock at a price equal to 50% of the average market value for the prior 30 trading days before exercise. On March 27, 2000, the exercise price was adjusted to a flat $0.3864 per share, with an expiration date of December 2, 2003, which, in turn, has subsequently been extended to December 2, 2005.

2) The Secretary and Treasurer of the Company entered into an Agreement dated October 2, 1995 (which was subsequently amended September 1, 1997, September 1, 1999, and March 27, 2000), for a period of five years (extended through April 1, 2005), and she is entitled to receive a base salary of $80,000 per year. The employee shall further receive a bonus, paid at year-end, equal to 50% of the employee's salary, for continued employment. The staying bonus shall be compensated for with the Company's restricted common stock. She was also granted an option to purchase up to 500,000 shares of the Company's restricted common stock at a price equal to 60% of the average market value for the prior 180 trading days before exercise. On March 27, 2000, the exercise price was adjusted to a flat $0.38 per share, with an expiration date of December 31, 2004, which was subsequently extended to December 2, 2005.

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004

NOTE 13.        COMMITMENTS AND CONTINGENCIES (continued)

Employment agreements (continued)

3) The Chief Technical Officer of the Company entered into an agreement dated August 1, 1998 for an initial term of three years (extended through August 1, 2003 and again through January 19, 2009), and he is entitled to receive a base salary of $150,000 per year, with a minimum of $90,000 to be paid annually in cash and the balance paid (at the option of the Company) in cash or restricted common stock under rule 144. The employee shall receive a hire-on bonus of $75,000 worth of the Company's restricted common stock under rule 144, at one-half market price. The employee shall further receive performance bonuses (paid in restricted common stock, as above) upon successful completion of specific milestones pertaining to the implementation and deployment of certain software (up to $862,500). He was granted an option to purchase up to 2,000,000 shares of the Company's restricted common stock at a price equal to 60% of the average market value at the date of purchase that was to vest if substantially all performance milestones were met. As of December 31, 2004, none of the aforementioned milestones had been successfully completed. Furthermore, the stock option expired on December 31, 2004.

Litigation

There have been two recent legal proceedings to which the Company has been a party:

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

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004

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

On June 21, 2002 Mercator filed an action against the Company,
Robert A. Spigno and Patricia A. Spigno in the Superior Court of California, County of Los Angeles (Case No. BC276283) for breach of promissory note, foreclosure of security interests and fraud and deceit. Mr. Spigno is the Chairman of the Board and a director of the Company and is also the Company's Chief Executive Officer. Ms. Spigno is the Company's Secretary and Chief Financial Officer. On July 3, 2002, Mercator filed a first amended complaint in the Superior Court of California, County of Los Angeles (Case No. BC276283) adding a claim of common count for money lent. In March 2004, the Company settled its suit with Mercator for $150,000.

On or about August 18, 2004, Devon Investment Advisors, Ltd., or plaintiff, filed a Complaint in the Arapahoe County District Court of the State of Colorado against the Company. The complaint seeks repayment of amounts allegedly loaned, plus interest and applicable attorneys' fees. As of the date of this report, the Company has filed an Answer denying certain of plaintiff's claims and asserting defenses to plaintiff's causes of action alleged in the complaint, including a defense based on the expiration of the applicable statue of limitations. The outcome of this action is presently uncertain. However, at this time, the Company does not expect the defense or outcome of this action to have a material adverse affect on its business, financial condition or results of operations. As of the date of this report, a trial date has been set for July 6, 2005.

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004

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

In September 2004, the Company filed a registration statement on Form S-8 covering 30,000,000 shares issued to the same independent consultant valued at $33,000.

NOTE 15.        STOCK OPTIONS AND WARRANTS

During the fiscal year ended September 30, 1999, the Company issued to a note
holder options to purchase 500,000 shares of the   Company's Class B preferred
stock at an exercise price of $5.00 per share. As consideration, the Company reduced its debt to the note holder by $50,000 and received an extension of time to pay-off its promissory note. The Company also issued to its CEO options to purchase another 500,000 shares of the Company's Class B preferred stock at an exercise price of $5.00 per share in exchange for a reduction in debt of $50,000. Total consideration received on the above issued options, as evidenced by debt reduction, was $100,000. These options could be exercised through November 1, 2002 and could also be converted into common stock at the rate of 10 common shares for each Class B preferred share. In September 2001, the exercise price on the Class B preferred stock options was adjusted to $2.50 per share and the exercise period extended to November 1, 2005. In June 2002, the exercise price on the Class B preferred stock options was adjusted to $0.50 per share. In January 2004, the exercise price on the Class B preferred stock options was adjusted to $0.05 per share and the exercise period extended to November 1, 2009.

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004

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

The Company accounts for stock-based compensation under the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25. Accordingly, compensation expense for common stock options and warrants issued to employees for services have been recorded as the difference between the intrinsic value of those services as measured by the (discounted) market value of the common stock at the date of grant and the exercise price, with pro forma disclosure of the excess market value as required by SFAS No. 123. No common stock options or warrants were granted to employees (including officers) and directors of the Company during the three months ended December 31, 2004 or 2003.

All common stock options and warrants issued to consultants and other non-employees have been recorded at the fair value of the services rendered and equivalent to the market value (as discounted, if applicable) of the equity instruments received as per SFAS No. 123. The market value was determined by utilizing an averaging convention of between 5 to 30 days of the closing price of the Company's common shares as traded on the OTC Bulletin Board (stock symbol CNES) through the grant date and applying certain mathematical assumptions as required under the Black-Scholes valuation model. Such assumptions, pertaining to the risk-free annual rate of return and stock volatility, were generally the same as those mentioned above when making fair value disclosures for the issuance of officer and employee stock options, except that the risk-free annual rate of return during the latter half of fiscal 2001 and thereafter was assumed to be 5% (rather than 6%) due to the general decline of interest rates.

At September 30, 2002, the Company had an aggregate of 8,807,154 common stock options and a total of 1,000,000 Class B preferred stock options recorded as additional paid-in capital at a value of $1,443,695. Of the common stock options and warrants, 2,043,654

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004

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

As of September 30, 2003, the Company had an additional 4,852,205 common stock options that had been granted to consultants and investors at exercise prices ranging from $0.50 to $2.00 per share, expiring from November 1, 2003 through January 16, 2005. Because these strike prices were substantially above the market price of the Company's common stock, no value was attributed to these options at the time of grant. During the year ended December 31, 2004, 4,352,205 of these non-valued options expired, leaving a balance at September 30, 2004 of 500,000 options, exercisable at $1.00 per share and expiring January 16, 2005. The Company also granted a contingent issuance to its Chief Technical Officer of 2,000,000 common stock options exercisable at $0.50 per share, which expired on December 31, 2004, and which would not have vested until certain milestones had been attained. These respective common stock options and contingent issuances have been excluded from the summarized table below.

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

In September 2004, 1,875,000 seven-year common stock warrants were issued to an accredited investor group in connection with a $625,000 12% convertible debenture financing arrangement (see Note 10 above). The allocated cost of these warrants amounted to $2,952, resulting in a recorded balance of stock options and warrants exercisable at December 31, 2004 of $1,462,958 (including $100,000 attributable to 1,000,000 Class B preferred stock options noted above).

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004

NOTE 15.        STOCK OPTIONS AND WARRANTS (continued)

The common stock option activity during the fiscal year ended September 30, 2004 and the three months ended December 31, 2004 is summarized as follows:

                                         Common Stock   Weighted
                                            Options      Average
                                              and       Exercise
                                            Warrants      Price
                                          ----------    --------
Balance outstanding, October 1, 2003      11,307,154       $.204

  Granted                                  7,000,000        .003

  Expired                                    563,500        2.00
                                          ----------       -----
Balance outstanding, September 30, 2004   17,743,654       $.068

  Expired                                    100,000        .380
                                          ----------       -----
Balance outstanding, December 31, 2004    17,643,654        .066
                                          ==========       =====

The following table summarizes information about common stock options at December 31, 2004:

                                 Outstanding             Exercisable
                            Weighted    Weighted               Weighted
   Range of       Common    Average      Average      Common    Average
   Exercise        Stock      Life      Exercise       Stock   Exercise
    Prices       Options    (Months)      Price       Options    Price
---------------  ---------  -------     --------    ----------  -------
$ .192 - $ .192  1,000,000        3     $   .192     1,000,000  $  .192
$ .001 - $ .001  3,750,000        4     $   .001     3,750,000  $  .001
$ .130 - $ .130  1,450,000        8     $   .130     1,450,000  $  .130
$ .386 - $ .386  1,443,654       11     $   .386     1,443,654  $  .386
$ .380 - $ .380    500,000       11     $   .380       500,000  $  .380
$ .002 - $ .002  2,500,000       61     $   .005     2,500,000  $  .005
$ .002 - $ .002    500,000       71     $   .005       500,000  $  .005
$ .002 - $ .002    250,000       71     $   .005       250,000  $  .005
$ .002 - $ .005    250,000       71     $   .005       250,000  $  .005
$ .002 - $ .005    250,000       72     $   .005       250,000  $  .005
$ .002 - $ .005  1,250,000       74     $   .005     1,250,000  $  .005
$ .002 - $ .005    750,000       76     $   .002       750,000  $  .002
$ .002 - $ .005  1,875,000       78     $   .002     1,875,000  $  .002
$ .002 - $ .005  1,875,000       80     $   .002     1,875,000  $  .002


$ .001 - $0.386 17,643,654       42     $   .066    17,643,654  $  .066
=============== ==========       ==     ========    ==========  =======


NOTE 16.       SUBSEQUENT EVENTS

(a) Subsequent to December 31, 2004, the Company issued 388,199,753 shares of common stock through January 26, 2005 in exchange for reduction of $318,031 in convertible debt and accrued interest.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

    This report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. We intend that those forward-looking statements be subject to the safe harbors created by those sections. These forward- looking statements generally include the plans and objectives of management for future operations, including plans and objectives relating to our future economic performance, and can generally be identified by the use of the words "believe," "intend," "plan," "expect," "forecast," "project," "may," "should," "could," "seek," "pro forma," "estimates," "continues," "anticipate" and similar words. The forward-looking statements and associated risks may include, relate to, or be qualified by other important factors, including, without limitation:

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

Results of Operations

    Comparison of Results of Operations for the Three Months Ended December 31, 2004 and 2003

    We did not generate any revenues for the three months ended December 31, 2004 and December 31, 2003. Cost of goods sold for the three months ended December 31, 2004 was $61,962 as compared to $0 for the three months ended December 31, 2003, an increase of $61,962. This increase in cost of sales primarily was due to an increase in production of models and prototypes of our H-Net(TM) products that are used for sales and marketing purposes.

    General and administrative expenses increased by $173,231, or 94%, to $357,039 for the three months ended December 31, 2004 as compared to $183,808 for the same period in 2003. This increase was primarily due to increased expenses associated with legal and consulting services.

    Interest expense decreased by $424,057, or 52%, to $385,265 during the three months ended December 31, 2004 as compared to $809,322 for the same period in 2003. This decrease was primarily attributable to the mark to market of the derivative conversion option in the amount of approximately $663,000 associated with aggregate convertible debt issued during the quarter ended December 31, 2003 and before, net of approximately $240,000 in additional prepaid interest and convertible debt discount amortization during the current quarter. No new convertible debt was issued during the quarter ended December 31, 2004.

    Net loss for the three months ended December 31, 2004 decreased by $338,864, or 30%, to $804,266 as compared to a net loss of $1,143,130 for the same period in 2003. The decrease in net loss primarily resulted from decreased interest expense, which was partially offset by increased general and administrative expenses, as discussed above.

Liquidity and Capital Resources

    During the three months ended December 31, 2004, we financed our operations solely from cash on hand and through private placements of securities. We are currently developing our H-Net(TM) 5.0 wireless meter reading product. In August 2004, we submitted to the FCC our H-Net(TM) 5.0 wireless meter reading product for approval for commercialization and sale and received FCC certification for this product in November 2004. In December 2004, we submitted to the FCC our H-Net(TM) BaseStation for approval for commercialization and sale. We expect that this approval by the FCC will occur within approximately 60 days following submission to the FCC of our H-Net(TM) BaseStation, but no assurances can be made that this approval will be obtained or that it will not be delayed.

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

    As of December 31, 2004, we had a working capital deficit of approximately $4.4 million and an accumulated deficit of approximately $30.3 million. As of that date, we had approximately $192,000 in cash and cash equivalents. We had accounts payable and accrued compensation expenses of approximately $1.8 million. We had other current liabilities, including amounts due to officers, accrued interest, notes payable and current portion of long term debt of approximately $3.0 million, including those issued prior to the beginning of fiscal year 2004. To the extent convertible debentures or promissory notes that we have issued are converted into shares of common stock, we will not be obligated to repay the converted amounts.

    Cash used in our operating activities totaled approximately $350,000 for the three months ended December 31, 2004 as compared to approximately $152,000 for the three months ended December 31, 2003. No cash was used in or provided by our investing activities in the three months ended December 31, 2004 or 2003.

    Cash used in our financing activities totaled approximately $7,000 for the three months ended December 31, 2004 as compared to cash provided by our financing activities of approximately $237,000 for the three months ended December 31, 2003. We raised all of the cash provided by our financing activities during the three months ended December 31, 2004 and 2003 from the issuance of common stock, convertible debentures and/or promissory notes.

    As of the following dates, we were in default in the repayment of principal and interest in the corresponding amounts set forth below on our secured convertible debentures due as of those dates:

                              Principal         Current
                              Amount ($)        Principal
         Default Date       at Default Date     Amount ($)
         ------------       ---------------    -----------
         March 29, 2003.....$     114,000      $         -
         May 10, 2003.......      150,000                -
         June 17, 2003......      300,000                -
         November 27, 2003..      200,000                -
         March 3, 2004......      123,000          116,000
         May 12, 2004.......      150,000          150,000
         November 25, 2004..      100,000          100,000
         December 3, 2004...       50,000           50,000
         December 31, 2004..       50,000           50,000

                     Total:  $  1,237,000      $   466,000
                             ============      ===========

    As of February 15, 2005, each of these defaults, other than with respect to payment of principal amounts which have been paid subsequent to the corresponding default date, was continuing and we were in payment default under convertible debentures in the aggregate principal amount of approximately $466,000 plus related interest on those debentures. As of that date, we also were in default under our obligations to register for resale shares of our common stock underlying certain of our outstanding convertible debentures. In addition, as of that date, we also were in default under our obligations to make quarterly interest payments under all of our outstanding convertible debentures issued prior to our convertible debentures issued in April 2004. As of February 15, 2005, as a result of the above defaults, the holders of our secured convertible debentures were entitled to pursue their rights to foreclose upon their security interest in all of our assets. However, as of that date, we were not aware of any action taken by the holders of our secured convertible debentures to pursue such rights, and as of that date we also were not aware of any other legal or similar action taken by those holders to enforce their rights or as a result of our defaults under those secured convertible debentures.

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

    As of February 15, 2005, we had issued the following secured convertible debentures, which provide for interest at the rate of 12% per annum, and warrants to purchase common stock to various accredited inventors in connection with debenture offering transactions:


                  Original          Net          Remaining    Accrued and     Warrants
                  Principal     Proceeds to      Principal       Unpaid      Issued in
Issuance Date    Amount ($)   ConectiSys($)(1)   Amount ($)  Interest($)(2)  Offering (#)
---------------  ----------   ----------------   ----------  --------------  ------------
March 29, 2002   $  300,000   $   225,000        $       -   $  27,300        1,500,000
May 10, 2002        150,000       125,000                -      36,000          750,000
June 17, 2002       300,000       238,000                -      72,500        1,500,000
November 27, 2002   200,000       144,000              -           -          1,000,000
March 3, 2003       150,000       100,000           116,000     27,200          750,000
May 12, 2003        150,000       100,000           150,000     31,800          750,000
November 25, 2003   100,000        75,000           100,000     14,700          500,000
December 3, 2003     50,000        31,000            50,000      7,200          250,000
December 31, 2003    50,000        31,000            50,000      6,800          250,000
February 18, 2004    50,000        35,000            50,000      6,000          250,000
March 4, 2004       250,000       203,000           250,000     28,600        1,250,000
April 19, 2004      250,000       165,000           191,000        -            750,000
June 30, 2004       625,000       452,000           625,000        -          1,875,000
September 9, 2004   625,000       482,000           625,000        -          1,875,000
                 ----------    ----------        ---------- ----------       ----------
          Total: $3,250,000    $2,420,000        $2,207,000 $  257,600       13,250,000
                 ==========    ==========        ========== ==========       ==========
</table>    __________________

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

    (2) Amounts are approximate and represent accrued and unpaid interest outstanding as of February 15, 2005. The total amount of accrued and unpaid interest does not account for approximately $80,800 of outstanding pre-paid interest.

    Each of the above secured convertible debentures, except for the convertible debentures issued in April, June and September 2004, are due one year following their respective issuance dates. The convertible debentures issued in April, June and September 2004 are due two years following their respective issuance dates. The conversion price of our secured convertible debentures is the lower of 40% of the average of the three lowest intra-day trading prices of a share of our common stock on the OTC Bulletin Board(R)during the twenty trading days immediately preceding the conversion date, and either (a) $.06 for the March, May and June 2002 convertible debentures, (b) $.01 for the November 2002, March and May 2003 convertible debentures, or (c) $.005 for the November and December 2003 and the February, March, April, June and September 2004 convertible debentures. As of February 15, 2005, the applicable conversion price was approximately $.0009 per share.

    In October 2003, in consideration for certain bridge financing which later

    As of February 15, 2005, we had a loan outstanding and due on demand in an amount equal to approximately $7,400. This loan accrues interest at an annual rate of 18% and was made by Robert Spigno, our President and Chief Executive Officer and a member of our board of directors. As of that date we also had a loan outstanding and due on demand in an amount equal to approximately $22,000. This loan accrues interest at an annual rate of 18% and was made by Patricia Spigno, our Chief Financial Officer and Secretary.

    As of February 15, 2005, we had a promissory note outstanding and due September 1, 2005, payable in the approximate amount of $184,000. This note bears interest at an annual rate of 18%.

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

Effect of Inflation

    Inflation did not have any significant effect on the operations of the Company during the quarter ended December 31, 2004. Further, inflation is not expected to have any significant effect on future operations of the Company.

Impact of New Accounting Pronouncements

    The Financial Accounting Standards Board, or FASB, has established new accounting pronouncements. We do not expect the adoption of these pronouncements to have a material impact on our financial position, results of operations or cash flows. This includes Statement of Financial Accounting Standards, or SFAS, No. 144, "Accounting for Impairment and Disposal of Long-Lived Assets."

    In January 2003, the FASB issued FASB Interpretation, or FIN, No. 46, "Consolidation of Variable Interest Entities." FIN No. 46 clarified the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," and applies immediately to any variable interest entities created after January 31, 2003 and to variable interest entities in which an interest is obtained after that date. We hold no interest in variable interest entities.

    In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 clarifies the accounting and reporting for derivative instruments, including certain derivative instruments imbedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." In particular, SFAS No. 149 clarifies under what circumstances a contract with an initial net investment met the characteristic of a derivative as described in SFAS No. 133. SFAS No. 149 also clarifies when a derivative contains a financing component. SFAS No. 149 is generally effective for derivative instruments entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. We hold no derivative instruments and we do not engage in hedging activities.

    In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 requires certain financial instruments that have both equity and liability characteristics to be classified as a liability on the balance sheet. SFAS No. 150 is effective for the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material impact on our consolidated financial statements.

    In December 2003, the FASB issued a revised Interpretation No. 46, "Consolidation of Variable Interest Entities." The interpretation clarifies the application of "Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain types of variable interest entities. We do not expect the adoption of this interpretation to have any impact on our financial statements.

ITEM 3.  CONTROLS AND PROCEDURES.

    Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have concluded, based on their evaluations as of December 31, 2004 (the "Evaluation Date"), that the design and operation of our "disclosure controls and procedures" (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended ("Exchange Act")) are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated, recorded, processed, summarized and reported to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding whether or not disclosure is required.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

    In October 2004, we issued an aggregate of 62,139,237 shares of common stock to four accredited investors upon conversion of an aggregate of approximately $14,500 in principal and related interest on our convertible debentures.

    In November 2004, we issued 23,500,000 shares of common stock to a creditor in consideration for a reduction in debt in the amount of $11,000.

    In November 2004, we issued 5,300,000 shares of common stock valued at $53,000 to a consultant for services rendered.

    In November 2004, we issued an aggregate of 83,488,963 shares of common stock to four accredited investors upon conversion of an aggregate of approximately $20,500 in principal and related interest on our convertible debentures.

    In December 2004, we issued 20,000,000 shares of common stock valued at $20,000 to a consultant for services rendered.

    In December 2004, we issued an aggregate of 354,840,153 shares of common stock to four accredited investors upon conversion of an aggregate of $147,200 in principal and related interest on our convertible debentures.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

    As of the following dates, we were in default in the repayment of principal and interest in the corresponding amounts set forth below on our secured convertible debentures due as of those dates:


                              Principal         Current
                              Amount ($)        Principal
         Default Date       at Default Date     Amount ($)
         ------------       ---------------    -----------
         March 29, 2003.....$     114,000      $         -
         May 10, 2003.......      150,000                -
         June 17, 2003......      300,000                -
         November 27, 2003..      200,000                -
         March 3, 2004......      123,000          116,000
         May 12, 2004.......      150,000          150,000
         November 25, 2004..      100,000          100,000
         December 3, 2004...       50,000           50,000
         December 31, 2004..       50,000           50,000

                     Total:  $  1,237,000      $   466,000
                             ============      ===========

    As of February 15, 2005, each of these defaults, other than with respect to payment of principal amounts which have been paid subsequent to the corresponding default date, was continuing and we were in payment default under convertible debentures in the aggregate principal amount of approximately $466,000 plus related interest on those debentures. As of that date, we also were in default under our obligations to register for resale shares of our common stock underlying certain of our outstanding convertible debentures. In addition, as of that date, we also were in default under our obligations to make quarterly interest payments under all of our outstanding convertible debentures issued prior to our convertible debentures issued in April 2004. As of February 15, 2005, as a result of the above defaults, the holders of our secured convertible debentures were entitled to pursue their rights to foreclose upon their security interest in all of our assets. However, as of that date, we were not aware of any action taken by the holders of our secured convertible debentures to pursue such rights, and as of that date we also were not aware of any other legal or similar action taken by those holders to enforce their rights or as a result of our defaults under those secured convertible debentures.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    During the quarter ended December 31, 2004, no matters were submitted to a vote of the holders of our securities.

ITEM 5.  OTHER INFORMATION.

      None.

ITEM 6.  EXHIBITS.

      Exhibits

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


                                                  CONECTISYS CORPORATION




Date:  February 18, 2005                        By:  /s/ ROBERT A. SPIGNO
                                                   ----------------------
                                                   Robert A. Spigno,
                                                   Chairman of the Board,
                                                   President and
                                                   Chief Executive Officer
                                                  (principal executive officer)




Date:  February 18, 2005                         By:  /s/ PATRICIA A. SPIGNO
                                                    ------------------------
                                                    Patricia A. Spigno,
                                                    Chief Financial Officer
                                                    and Secretary
                                                    (principal financial and
                                                    accounting officer)

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