Form 10QSB
period 2005-03-31
CONECTISYS CORP
filed 2005-05-16
CIK 790273

<pre>
================================================================================

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)
 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
              For the quarterly period ended MARCH 31, 2005 or

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

                                  661-295-6763
                            (Issuer's telephone number)

                                   Not applicable
(Former name, former address and former fiscal year, if changed since last report)
                          ---------------------------------
        Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that registrant was required to file such reports), and (2) has
been subject to such filing requirements for the past 90 days.  Yes |X|   No |
|

        As of May 12, 2005, there were 4,745,769,453 shares of the issuer's common stock, no par value, outstanding.

===============================================================================
                          PART I - FINANCIAL INFORMATION
                                                                           Page
Item 1. Financial Statements.

        Condensed Consolidated Balance Sheets as of
          March 31, 2005 (unaudited)........................................F-1

        Condensed Consolidated Statements of Operations for the Three
          and Six Months Ended March 31, 2005 (unaudited) and 2004
          (unaudited) and the Cumulative Period From December 31, 1990
          (Inception) Through March 31, 2005 (unaudited)....................F-3

        Condensed Consolidated Statements of Changes in Shareholders'
          Equity (Deficit) for the Cumulative Period From
          December 31, 1990 (Inception) Through March 31, 2005 (unaudited)..F-4

        Condensed Consolidated Statements of Cash Flows for the Six
          Months Ended March 31, 2005 (unaudited) and 2004 (unaudited) and the Cumulative Period From December 31, 1990 (Inception) Through
          March 31, 2005 (unaudited)........................................F-13

        Notes to Condensed Consolidated Financial Statements (unaudited)....F-15

Item 2.  Management's Discussion and Analysis or Plan of Operation............2

Item 3.  Controls and Procedures..............................................8

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings....................................................9

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds..........9

Item 3.  Defaults Upon Senior Securities......................................10

Item 4.  Submission of Matters to a Vote of Security Holders..................11

Item 5.  Other Information....................................................11

Item 6.  Exhibits.............................................................11

Signatures....................................................................12

Exhibits Filed with this Report on Form 10-QSB................................13

ITEM 1. FINANCIAL STATEMENTS.

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
      CONDENSED CONSOLIDATED BALANCE SHEET
                March 31, 2005

                                                         Mar. 31,
                                                           2005
                                                        Unaudited
                                                   -----------------
Assets
Current assets
Cash and cash equivalents                          $          30,318
Due from officer                                              12,293
  Prepaid expenses                                           127,241
                                                    ----------------
Total current assets                                         169,852

Property and equipment, net of accumulated
  depreciation of $334,444                                    10,473

Other assets
  License and technology, net of accumulated
amortization of $421,478                                       0
  Loan fees, net of accumulated
    amortization of $442,932                                  66,255
                                                    ----------------
Total assets                                       $         246,580
                                                    ================

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
      CONDENSED CONSOLIDATED BALANCE SHEET
                March 31, 2005

                                                         Mar. 31,
                                                           2005
                                                        Unaudited
                                                   -----------------
Liabilities and shareholders' equity (deficit)
Current liabilities
  Accounts payable                                 $         243,429
  Accrued compensation                                     1,665,509
  Due to officers                                             23,204
  Accrued interest payable                                   492,569
  Other current liabilities                                    2,875
  Notes payable and current portion of
    long-term debt                                         2,392,055
                                                    ----------------
Total current liabilities                                  4,819,641

Long-term debt, net of current                               251,500

                                                    ----------------
Total liabilities                                          5,071,141

Shareholders' equity (deficit)
Preferred stock - Class A, $1.00 par value;
  1,000,000 shares authorized, 215,865 shares
  issued and outstanding                                     215,865
Convertible preferred stock - Class B, $1.00
  par value; 1,000,000 shares authorized,
  -0- shares issued and outstanding                                0
Common stock - 7,500,000,000 shares authorized,
  no par value; 3,788,747,661
  shares issued and outstanding                           24,963,828
Additional paid-in capital:
  Convertible preferred stock - Class B $1.00 par
    value, 1,000,000 stock options exercisable               100,000
Common stock, no par value 17,959,720 stock
  Options and warrants exercisable                       1,363,436

Accumulated gain (deficit) during development stage      (31,467,690)
                                                    ----------------
Total shareholders' equity (deficit)                      (4,824,561)
                                                    ----------------
Total liabilities and shareholders' equity         $         246,580
                                                    ================

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

For the Three Months and Six Months Ended March 31, 2005 and 2004
            And the Cumulative Period
From December 31, 1990 (Inception) Through March 31, 2005

<table>                                                                                                              Dec. 1, 1990
                                                                                                                     (Inception)
                                                                                                                        Period
                                          3 Months Ended     3 Months Ended     6 Months Ended     6 Months Ended      Through
                                             Mar. 31,            Mar. 31,            Mar. 31,            Mar. 31,      Mar. 31,
                                              2005               2004               2005               2004             2005
                                            Unaudited          Unaudited          Unaudited          Unaudited        Unaudited
                                        -----------------  -----------------  -----------------  -----------------  -------------
Revenues                                $               0  $               0  $               0  $               0  $     517,460

Cost of goods sold                                 41,712             22,195            103,674             22,195        989,616
                                         ----------------   ----------------   ----------------   ----------------   ------------
Gross profit                                      (41,712)           (22,195)          (103,674)           (22,195)      (472,156)

General and administrative                        742,898            448,542          1,099,937            632,350     22,782,087
                                          ----------------   ----------------   ----------------   ----------------   ------------
Loss from operations                             (784,610)          (470,737)        (1,203,611)          (654,545)   (23,254,243)

Other income (expenses)
  Settlement                                            0                  0                  0           (150,000)      (125,000)
  Other income                                          0                  0                  0                  0         12,072
  Interest income                                       0                  0                  0                  0        102,924
  Interest expense                               (364,949)          (228,167)          (730,214)        (1,037,489)    (5,908,340)
  Write-off of intangible assets                        0                  0                  0                  0     (1,299,861)
  Minority interest                                     0                  0                  0                  0         62,500
                                          ----------------   ----------------   ----------------   ----------------   -----------
Net loss                                  $    (1,149,559)   $      (698,904)   $    (1,933,825)   $    (1,842,034) $ (30,409,948)
                                          ================   ================   ================   ================   ============


Weighted average shares outstanding                            2,336,849,668        697,702,258      1,799,502,955    631,525,095

Net loss per share                                                   0.00               0.00               0.00              0.00

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
For the Cumulative Period From December 1, 1990 (Inception) Through March 31, 2005


                         Preferred Stock            Common Stock            Additional    Stock                       Total
                          Class A and B               No Par Value            Paid-in   Subscription  Accumulated   Shareholders'
                        Shares        Value        Shares         Value        Capital    Receivable     Deficit   Equity (Deficit)
                      ----------------------      --------------------------   ---------- ------------- ---------- ---------------
Balance, Dec. 1, 1990
(re-entry
development stage)    $     0   $         0   $     10,609   $ 1,042,140   $        0   $        0   $(1,042,140)  $         0

Shares issued in exchange for:
Cash, Aug. 1993             0             0          1,000         1,000            0            0             0         1,000
Capital contribution,
 Aug. 1993                  0             0          2,000           515            0            0             0           515
Services, Mar. 1993         0             0          2,000           500            0            0             0           500
Services, Mar. 1993         0             0          1,200           600            0            0             0           600
Net loss for the year       0             0              0             0            0            0        (5,459)       (5,459)

Balance, Sep. 30, 1993      0             0         16,809     1,044,755            0            0    (1,047,599)       (2,844)

Shares issued in exchange for:
Services, May 1994          0             0          2,400         3,000            0            0             0         3,000
Cash, Sep. 1994             0             0         17,771        23,655            0            0             0        23,655
Services, Sep. 1994         0             0          8,700        11,614            0            0             0        11,614
Cash, Sep. 1994             0             0          3,000        15,000            0            0             0        15,000
Cash, Oct. 1994        16,345 A      16,345              0             0            0            0             0        16,345
Cash, Sep. and Oct. 1994                  0          1,320        33,000            0            0             0        33,000
Net loss for the year       0             0              0             0            0            0       (32,544)      (32,544)
                   -----------   -----------    -----------   -----------  -----------  -----------   -----------   -----------
Balance, November
  30, 1994             16,345        16,345         50,000     1,131,024            0            0    (1,080,143)       67,226


Shares issued in exchange for:
Cash, Feb. 1995             0             0          1,160       232,000            0            0             0       232,000
Debt repayment, Feb. 1995   0             0          2,040       408,000            0            0             0       408,000
Debt repayment, Feb. 1995   0             0          4,778       477,810            0            0             0       477,810
Acquisition of assets, CIPI
 Feb. 1995                  0             0         28,750     1,950,000            0            0             0     1,950,000
Acquisition of assets,
 Apr. 1995                  0             0         15,000             0            0            0             0             0
Cash and services, Apr.
 and May 1995               0             0         16,000       800,000            0            0             0       800,000
Cash, Jun. 1995             0             0            500        30,000            0            0             0        30,000
Acquisition of assets and
 services, Sep. 1995        0             0          4,000       200,000            0            0             0       200,000
Cash, Sep. 1995             0             0             41         3,000            0            0             0         3,000
Acquisition of assets,
 Sep. 1995                  0             0         35,000     1,750,000            0            0             0     1,750,000
Return of assets, CIPI
 Sep. 1995                  0             0        (27,700)   (1,950,000)           0            0             0    (1,950,000)
Net loss for the year       0             0              0             0            0            0    (2,293,867)   (2,293,867)
                  -----------   -----------    -----------   -----------  -----------  -----------   -----------   -----------
Balance, November
 30, 1995              16,345        16,345        129,569     5,031,834            0            0    (3,374,010)    1,674,169

The accompanying notes are an integral part of these condensed consolidated financial statements.


CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
For the Cumulative Period From December 1, 1990 (Inception) Through March 31, 2005

                         Preferred Stock            Common Stock            Additional    Stock                       Total
                          Class A and B               No Par Value            Paid-in   Subscription  Accumulated   Shareholders'
                        Shares        Value        Shares         Value        Capital    Receivable     Deficit   Equity (Deficit)
                      ----------------------      --------------------------   ---------- ------------- ---------- ---------------
Shares issued in exchange for:
Cash, Feb. 1996                  0             0          1,389       152,779            0            0             0       152,779
Debt repayment, Feb. 1996        0             0         10,000       612,000            0            0             0       612,000
Services, Feb. 1996              0             0          3,160       205,892            0            0             0       205,892
Cash, Mar. 1996                  0             0            179        25,000            0            0             0        25,000
Shares returned and
 canceled Mar. 1996              0             0        (15,000)            0            0            0             0             0
Services, Apr. 1996              0             0             13         2,069            0            0             0         2,069
Services, Sep. 1996          4,155 A       4,155            586        36,317            0            0             0        40,472
Services, Oct. 1996              0             0          6,540       327,000            0            0             0       327,000
Debt repayment, Nov. 1996        0             0          2,350        64,330            0            0             0        64,330
Net loss for the year            0             0              0             0            0            0    (2,238,933)   (2,238,933)
                       -----------   -----------    -----------   -----------  -----------  -----------   -----------   -----------
Balance, November 30, 1996  20,500        20,500        138,786     6,457,221            0            0    (5,612,943)      864,778

Shares issued in exchange for:
Services, Mar. 1997              0             0            228         6,879            0            0             0         6,879
Services, Apr. 1997              0             0            800        13,120            0            0             0        13,120
Services, Jul. 1997              0             0          1,500        16,200            0            0             0        16,200
Cash, Jul. 1997                  0             0         15,000       300,000            0            0             0       300,000
Services, Aug. 1997              0             0          5,958        56,000            0            0             0        56,000
Adjustment for partial
 shares due to reverse
 stock split (1:20)              0             0            113             0                                       0             0
Services, Oct. 1997              0             0      1,469,666       587,865                                       0       587,865
Debt repayment, Oct. 1997        0             0      1,540,267       620,507                                       0       620,507
Cash, Oct. 1997                  0             0      1,500,000       281,250                                       0       281,250
Services, Nov. 1997              0             0          4,950        10,538                                       0        10,538
Net loss for the year            0             0              0             0                              (2,739,268)   (2,739,268)
                       -----------   -----------    -----------   -----------  -----------  -----------   -----------   -----------
Balance, November 30,  1997 20,500        20,500      4,677,268     8,349,580                              (8,352,211)       17,869

The accompanying notes are an integral part of these condensed consolidated financial statements.


CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
For the Cumulative Period From December 1, 1990 (Inception) Through March 31, 2005
                         Preferred Stock            Common Stock            Additional    Stock                       Total
                          Class A and B               No Par Value            Paid-in   Subscription  Accumulated   Shareholders'
                        Shares        Value        Shares         Value        Capital    Receivable     Deficit   Equity (Deficit)
                      ----------------------      --------------------------   ---------- ------------- ---------- ---------------
Shares issued in exchange for:
Services, Dec. 1997
through Nov. 1998                0             0      2,551,610     2,338,264                                       0     2,338,264
Debt repayment, Apr. 1998
through Sep. 1998                0             0        250,000       129,960                                       0       129,960
Cash, Jan. 1998 through
 Jul. 1998                       0             0      4,833,334     1,139,218                                       0     1,139,218
Acquisition of assets,
 Jul. 1998                       0             0        300,000       421,478                                       0       421,478
Acquisition of 20% minority
 interest in subsidiary,
 Jul. 1998                       0             0         50,000        59,247                                       0        59,247
Services, Nov. 1998         60,000 A      60,000              0             0                                       0        60,000
Net loss for the year            0             0              0             0                              (4,928,682)   (4,928,682)
                       -----------   -----------    -----------   -----------  -----------  -----------   -----------   -----------
Balance, November 30,  1998 80,500        80,500     12,662,212    12,437,747                             (13,280,893)     (762,646)

Shares issued in exchange for:
Shares returned and canceled
 Dec. 1998                       0             0     (1,350,000)     (814,536)                                             (814,536)
Services, Dec. 1998
 through Sep. 1999               0             0        560,029       349,454      150,000                                  499,454
Cash, Dec. 1998
 through Sep. 1999               0             0      1,155,800       129,537                                               129,537
Debt repayment, Sep. 1999   39,520 A      39,520        960,321       197,500      100,000                                  337,020
Net loss for the year            0             0              0             0                              (1,323,831)   (1,323,831)
                       -----------   -----------    -----------   -----------  -----------  -----------   -----------   -----------
Balance, September 30, 1999 120,020      120,020     13,988,362    12,299,702      250,000                (14,604,724)   (1,935,002)

The accompanying notes are an integral part of these condensed consolidated financial statements.


CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
For the Cumulative Period From December 1, 1990 (Inception) Through March 31, 2005

                         Preferred Stock            Common Stock            Additional    Stock                       Total
                          Class A and B               No Par Value            Paid-in   Subscription  Accumulated   Shareholders'
                        Shares        Value        Shares         Value        Capital    Receivable     Deficit   Equity (Deficit)
                      ----------------------      --------------------------   ---------- ------------- ---------- ---------------
Shares issued in exchange for:
Services, October 1999 through                          (17,500)      (12,000)                                              (12,000)
  September 2000, valued from
  $.025 to $0.80 per share       0             0      2,405,469       990,949                                               990,949
Retainers, debt and accrued
  liabilities, October 1999
  through September 2000 valued
  from $0.25 to $1.57 per share  0             0      2,799,579     1,171,638                                             1,171,638
Cash, October 1999 through
 September 2000, with subscription
  prices ranging from $0.25 to
  $0.66 per share                0             0      2,295,482       839,425                   (15,450)                    823,975
Issuance of 563,500 consultant
  stock options, March, 2000
  at an exercise price of $2.00
  per share                      0             0              0             0      214,130            0             0       214,130
Reduction of exercise prices
  on 2,600,000 officer and employee
  common stock options, March 2000
  to $0.38 and approx.$0.39
  per share                      0             0              0             0    1,113,610                                1,113,610
Exercise of 2,056,346 common and
  20,000 preferred officer stock
  options, May 2000, with
  common stock strike prices
  ranging from $0.15 to approx.
  $0.39 per share, in exchange for
  officer debt              20,000        20,000      2,056,346       897,707     (407,735)                                 509,972
Issuance of 500,000 consultant
  stock options, September 2000
  with floating exercise prices
  set at 15% below current market 0             0              0             0       65,000                                  65,000
Net loss for the year             0             0              0             0            0            0    (3,812,140)  (3,812,140)
                        -----------   -----------    -----------   -----------  -----------  -----------   -----------  -----------
Balance, September 30, 2000 140,020       140,020     23,527,738    16,187,421    1,235,005      (15,450)  (18,416,864)    (869,868)

The accompanying notes are an integral part of these condensed consolidated financial statements.


CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
For the Cumulative Period From December 1, 1990 (Inception) Through March 31, 2005

                         Preferred Stock            Common Stock            Additional    Stock                         Total
                          Class A and B               No Par Value            Paid-in   Subscription  Accumulated    Shareholders'
                        Shares        Value        Shares         Value        Capital    Receivable     Deficit    Equity (Deficit)
                      ----------------------      --------------------------   ---------- ------------- ----------  ---------------
Shares issued in exchange for:
Services, October 2000 through
  September 2001 valued from
  $0.11 to $0.40 per share        0             0      3,471,007       572,790            0            0             0        73,790
Retainers, debt and accrued
  liabilities October 2000
  through September 2001, valued
  from $0.11 to $0.43 per share   0             0      3,688,989       487,121            0            0             0       487,121
Cash, October 2000 through
  March 2001 with subscription
  prices ranging from $0.075 to
  $0.083 per share                0             0      1,045,500        78,787            0            0             0        78,787
Collection of stock subscription
  receivable, October 2000
  on 61,800 shares                0             0              0             0            0       15,450                      15,450
Exercise of 400,000 common
  stock options, January, 2001
  at a strike price of $0.085 per
  share, in exchange for debt     0             0        400,000        86,000      (52,000)                                  34,000
Issuance of 1,000,000 common
  stock warrants, April 2001
  at an exercise price of $0.192
  per share, in conjunction with
  $300,000 principal value of
  8% convertible debt             0             0              0             0       77,228            0             0        77,228
Issuance of 2,000,000 consultant
  stock options, September 2001
  at a strike price of $0.13 per
  share                           0             0              0             0      115,000            0             0       115,000
Beneficial conversion options
  April 2001 through September
  2001, pertaining to $300,000
  principal value and accrued
  interest on 8% convertible debt 0             0              0             0      155,027            0             0      155,027
Net loss for the year             0             0              0             0            0            0    (2,154,567)  (2,154,567)
                         ----------   -----------    -----------   -----------  -----------  -----------   -----------   -----------
Balance, September 30, 2001 140,020       140,020     32,133,234    17,412,119    1,530,260            0   (20,571,431)  (1,489,032)

The accompanying notes are an integral part of these condensed consolidated financial statements.


CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
For the Cumulative Period From December 1, 1990 (Inception) Through March 31, 2005

                         Preferred Stock            Common Stock            Additional    Stock                       Total
                          Class A and B               No Par Value            Paid-in   Subscription  Accumulated   Shareholders'
                        Shares        Value        Shares         Value        Capital    Receivable     Deficit   Equity (Deficit)
                      ----------------------      --------------------------   ---------- ------------- ---------- ---------------
Shares issued in exchange for:
Services, October 2001 through
  September 2002 valued from
  $0.02 to $0.25 per share       0             0      2,180,000       179,916            0            0             0       179,916
Debt and accrued liabilities
  October 2001 through September
  2002 with common shares
  valued from $0.01 to $0.15 per
  share and preferred A shares
  valued at $1.00 per share 60,000        60,000     10,948,077       428,563            0            0             0       488,563
Cash, October 2001 through
  September 2002 with prices
  ranging from $0.01 to $0.083
  per share                      0             0      5,833,334       200,000            0            0             0       200,000
Exercise of 550,000 common stock
  options by a consultant at a
  strike price of $0.13 per share
  in exchange for debt           0             0        550,000       103,125      (31,625)           0             0        71,500
Issuance of 3,750,000 warrants
  April 2002 through June 2002
  at an exercise price of $0.045
  per share, in conjunction with
  $750,000 principal value of 12%
  convertible debt               0             0              0             0      100,087            0             0       100,087
Beneficial conversion option
  April 2002 through June 2002
  pertaining to $750,000 principal
  value of 12% convertible       0             0              0             0      649,913            0             0       649,913
Conversion of $93,130 principal
  value of 12% convertible debt
  along with $6,916 accrued
  interest, net of $69,233
  convertible debt discount      0             0     12,667,178       111,515      (80,702)           0             0        30,813
Net loss for the year            0             0              0             0            0            0    (2,346,732)   (2,346,732)
                       -----------   -----------    -----------   -----------  -----------  -----------   -----------   -----------
Balance, September 30, 2002 200,020      200,020     64,311,823    18,435,238    2,167,933            0   (22,918,163)   (2,114,972)

The accompanying notes are an integral part of these condensed consolidated financial statements.


CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
For the Cumulative Period From December 1, 1990 (Inception) Through March 31, 2005

                         Preferred Stock            Common Stock            Additional    Stock                       Total
                          Class A and B               No Par Value            Paid-in   Subscription  Accumulated   Shareholders'
                        Shares        Value        Shares         Value        Capital    Receivable     Deficit   Equity (Deficit)
                      ----------------------      --------------------------   ---------- ------------- ---------- ---------------
Shares issued in exchange for:
Services, October 2002 through
  September 2003 valued from
  $0.0012 to $0.01 per share     0             0     31,500,000       134,000            0            0             0       134,000
Debt and accrued liabilities
  October 2002 through September
  2003 with common shares
  valued from $0.001 to $0.0512
  per share                      0             0    162,134,748       704,774     (155,027)           0             0       549,747
Cash, October 2002 through
  September 2003 with prices
  ranging from $0.001 to $0.10
  per share                      0             0    128,500,000       180,000            0            0             0       180,000
Issuance of 2,500,000 warrants
 November 2002 through
 September 2003 at an exercise
 price of $0.005 per share, in
 conjunction with $500,000
 principal value of 12%
 convertible debt                0             0              0             0        9,816            0             0         9,816
Beneficial conversion option
  October 2002 through June 2003
  pertaining to $350,000 principal
  value of 12% convertible       0             0              0             0      490,184            0             0       490,184
Conversion of $193,665 principal
  value of 12% convertible debt
  along with $34,335 accrued
  interest, net of $52,340
  convertible debt discount      0             0    103,778,301       353,525     (177,845)           0             0       175,680

Net loss for the year            0             0              0             0            0            0    (2,386,875)   (2,386,875)
                       -----------   -----------    -----------   -----------  -----------  -----------   -----------   -----------
Balance, September 30, 2003 200,020      200,020    490,224,872    19,807,537    2,335,061            0   (25,305,038)   (2,962,420)

The accompanying notes are an integral part of these condensed consolidated financial statements.


CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
For the Cumulative Period From December 1, 1990 (Inception) Through March 31, 2005

                         Preferred Stock            Common Stock            Additional    Stock                       Total
                          Class A and B               No Par Value            Paid-in   Subscription  Accumulated   Shareholders'
                        Shares        Value        Shares         Value        Capital    Receivable     Deficit   Equity (Deficit)
                      ----------------------      --------------------------   ---------- ------------- ---------- ---------------
Shares issued in exchange for:
Services, October 2003 through
  December 2003 valued from
  $0.002 to $0.003 per share 15,845   15,845       57,300,000        78,400            0            0             0        94,245
Issuance of 13,750,000 warrants
 November 2003 through
 June 2004 at an exercise
 price of $0.005 per share, in
 conjunction with $1,375,000
 principal value of 12%
 convertible debt                 0        0                0             0        9,447            0             0         9,447
Debt and accrued liabilities
  November 2003 to September
  2004 with common shares
  valued from $0.001 to $0.0512
  per share                       0        0      156,625,000       163,575            0            0             0       163,575
Cash, October 2003 through
  September 2004 with prices
  of approximately $0.001         0        0       74,670,000        75,000            0            0             0        75,000
  per share
Re-characterization of beneficial
  conversion option as derivative
  conversion option , October 2003
  pertaining to $881,550 of
  convertible debt at
  September 30, 2003              0        0                 0             0     (881,550)           0             0      (881,550)
Conversion of $218,115 principal
  value of 12% convertible debt
  $327,172 of derivative
  conversion option
  along with $49,008 accrued
  interest, net of $28,571
  convertible debt discount       0         0       352,352,250       565,724                         0             0       565,724

Net loss for the year             0         0                 0             0            0            0    (4,228,827)   (4,228,827)
                        ----------- -----------     -----------   -----------  -----------  -----------   -----------   -----------
Balance, September 30, 2004 215,865   215,865     1,131,172,122    20,690,236    1,462,958            0   (29,533,865)   (7,164,806)

The accompanying notes are an integral part of these condensed consolidated financial statements.


CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
For the Cumulative Period From December 1, 1990 (Inception) Through March 31, 2005

                         Preferred Stock            Common Stock            Additional    Stock                       Total
                          Class A and B               No Par Value            Paid-in   Subscription  Accumulated   Shareholders'
                        Shares        Value        Shares         Value        Capital    Receivable     Deficit   Equity (Deficit)
                      ----------------------      --------------------------   ---------- ------------- ---------- ---------------
Shares issued in exchange for:
Cash, January 2005 with a price
  of $0.00125 per share       0          0         4,000,000         5,000            0            0             0         5,000
Debt and accrued liabilities
  November 2004 to March
  2005 with common shares
  valued from $0.001 to $0.0512
  per share                   0          0        64,500,000         52,000            0            0             0        52,000
Services, October 2004 through
  March 2005 valued from
  $0.0012 to $0.01 per share  0          0       296,800,000        351,862            0            0             0       351,862
Issuance of 316,066 warrants
 March 2005 at an exercise
 price of $0.0039 per share, in
 conjunction with $158,033
 principal value of 12%
 convertible debt             0          0                 0              0          478            0             0           478
Conversion of $1,784,110 principal
  value of 12% convertible debt,
  $2,676,165 of derivative
  conversion option along
  with $39,356 accrued
  interest, net of $634,901
  convertible debt discount   0          0      2,292,275,539      3,864,730                         0             0     3,864,730

Net loss for the period       0          0                  0              0            0            0    (1,933,825)   (1,933,825)
                       -----------   ----------- ---------------  -----------  -----------  -----------  ------------   -----------
Balance, March 31, 2005 215,865      $   215,865 3,788,747,661   $24,963,828  $ 1,463,436  $         0  $(31,467,690)  $(4,824,561)
                       ===========   =========== ==============   ===========  ===========  ===========  -===========   ===========

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended March 31, 2005 and 2004
            And the Cumulative Period
From December 31, 1990 (Inception) Through March 31, 2005

                                                                                             Dec. 1, 1990
                                                                                             (Inception)
                                                                                               Through
                                                         Mar. 31,            Mar. 31,            Mar. 31,
                                                           2005               2004               2005
                                                        Unaudited          Unaudited          Unaudited
                                                   -----------------  -----------------  --------------------
Operating activities
  Net income (loss)                                $      (1,933,825) $      (1,842,034) $     (30,389,948)
    Adjustments to reconcile net income (loss)
      to net cash provided by (used by)
      operating activities:
        Provision for bad debt                                     0                  0          1,422,401
        Depreciation and amortization                         12,884              7,131          1,724,044
        Derivative conversion option                               0            815,620          1,572,705
        Stock issued for services                            351,862             69,245          7,951,035
        Stock issued for interest                             39,356                               574,947
        Settlements                                                0                  0            (25,000)
        Minority interest                                          0                  0            (62,500)
        Intangibles                                                0                  0          1,299,861
        Amortization of loan fees
          and note discounts                                 686,581            303,398          2,897,858
Changes in operating assets and liabilities
  (Increase) decrease in assets
    Accounts receivable                                            0                  0             (4,201)
    Prepaid expenses                                          49,726            (90,000)            55,105
    Interest receivable                                            0                  0            (95,700)
  Increase (decrease) in liabilities
    Accounts payable                                         (12,750)             6,934          1,020,759
    Accrued compensation                                     207,273            217,774          2,787,526
    Due to officers                                          (19,853)           (18,225)           686,949
    Other current liabilities                                (16,794)            80,182            739,234
                                                    ----------------   ----------------   ----------------
Net cash provided by (used by) operating activities         (635,540)          (449,975)        (7,844,925)

The accompanying notes are an integral part of these condensed consolidated financial statements.


CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended March 31, 2005 and 2004
            And the Cumulative Period
From December 31, 1990 (Inception) Through March 31, 2005


                                                                                             Dec. 1, 1990
                                                                                             (Inception)
                                                                                               Through
                                                         Mar. 31,            Mar. 31,            Mar. 31,
                                                           2005               2004               2005
                                                        Unaudited          Unaudited          Unaudited
                                                   -----------------  -----------------  -------------------
Investing activities
  Collection of notes receivable                   $               0  $               0  $               0
  Increase in notes receivable                                     0                  0         (1,322,500)
  Cost of license & technology                                     0                  0            (94,057)
  Purchase of equipment                                            0                  0           (211,734)
                                                    ----------------   ----------------   ----------------
Net cash provided by (used by) investing activities                0                  0         (1,628,291)


Financing activities
  Common stock issued for cash                                 5,000             50,000          3,492,172
  Stock warrants                                                 478              2,362            197,056
  Preferred stock issued for cash                                                     0             16,345
  Proceeds from stock purchase                                     0                  0            281,250
  Loan fees                                                  (32,000)          (111,125)          (549,187)
  Proceeds from debts
    Related party                                                  0                  0            206,544
    Other                                                    158,033            585,429          6,394,294
  Payments on debt
    Related party                                                                     0            (53,172)
    Other                                                    (15,697)           (35,704)          (517,733)
  Decrease in subscription receivable                              0                  0             35,450
  Contributed capital                                              0                  0                515
                                                    ----------------   ----------------   ----------------
Net cash provided by (used by) financing activities          115,814            490,962          9,503,534

Net increase (decrease) in cash                             (519,726)            40,987             30,318

Cash beginning of period                                     550,044              2,282                  0
                                                    ----------------   ----------------   ----------------
Cash end of period                                 $          30,318  $          43,269  $          30,318
                                                    ================   ================   ================

The accompanying notes are an integral part of these condensed consolidated financial statements.


CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended March 31, 2005 and 2004
            And the Cumulative Period
From December 31, 1990 (Inception) Through March 31, 2005


                                                                                             Dec. 1, 1990
                                                                                             (Inception)
                                                                                               Through
                                                         Mar. 31,            Mar. 31,            Mar. 31,
                                                           2005               2004               2005
                                                        Unaudited          Unaudited          Unaudited
                                                   -----------------  -----------------  -------------------
Cash paid during the year for
  Interest                                                    14,653                  0            633,020
  Taxes                                                            0                  0             14,450

Non-cash activities
  Common stock issued for
    Note receivable                                                0                  0            281,250
    Prepaids                                                       0                  0            182,346
    PP&E                                                           0                  0            130,931
    Deposit                                                        0                  0                  0
    License & technology                                           0                  0          2,191,478
    Minority interest                                              0                  0             59,247
    Repayment of debt                                      3,868,374            285,567         10,169,341
    Service & interest                                       391,218             12,136          5,340,410
  Preferred stock issued for
    Services                                                                          0             75,845
    Repayment of debt                                              0                  0            119,520
  Preferred stock options issued for
    Repayment of debt                                              0                  0            100,000

  Re-characterize beneficial
    conversion option as debt                                      0             60,000            881,550

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005

Note 1.         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements contained in the Company's Annual Report on Form 10-KSB for the year ended September 30, 2004. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for the fair presentation have been included. The results for the three and six months ended March 31, 2005 do not necessarily indicate the results that may be expected for the full year.

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

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005

Note 1.         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

As of March 31, 2005, the Company had 3,788,747,661 shares of common stock outstanding. If all of the Company's unexpired stock warrants and options (including contingent issuances) were exercised, and all the principal value and accrued interest on its outstanding convertible debentures were converted, the Company's incremental common shares (not included in the denominator of diluted earnings (loss) per share because of their anti-dilutive nature) would be as follows:

Class B preferred stock options                   10,000,000
Convertible note holder - common stock warrants   13,566,066
Common stock options - officers                    1,943,654
Common stock options - other                       2,450,000
                                               -------------
Subtotal                                          27,959,720

Accrued officer compensation ($480,000),
convertible into common stock                     69,602,215

Convertible note holder principal value
($1,119,013), accrued interest ($268,849)
less prepaid interest ($32,873),
assumed converted into common stock at
$0.0008 per share                              1,693,736,250
                                               -------------
Total potential common stock equivalents       1,791,298,185

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005

Note 1.         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The following table illustrates the effect on net loss if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation:

                                     Six Months Ended   Six Months Ended
                                        3/31/2005          3/31/2004
                                   ------------------  ------------------
        Net loss, as reported      $    (1,933,825)    $    (1,842,034)

        Add:    Total stock-based
        compensation expense included
        in net loss, as reported                -                   -

        Deduct: Total stock-based
        compensation expense
        determined under fair value based
        method for all awards, net of
        related tax effects                     -                   -
                                    --------------     ---------------
        Pro forma net loss         $    (1,933,825)    $   (1,842,034)

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005

NOTE 2. GOING CONCERN UNCERTAINTY

As of March 31, 2005, the Company had a deficiency in working capital of approximately $4,600,000 and had incurred continual net losses since its return to the development stage in fiscal 1996, of approximately $31,000,000, which raise substantial doubt about the Company's ability to continue as a going concern.

Management's plans for correcting these deficiencies include the future sales and licensing of the Company's products and technologies, the raising of capital through the issuance of common stock and from continued officer advances, which are expected to help provide the Company with the liquidity necessary to meet operating expenses. An investor group had previously advanced the Company an aggregate amount of $3,250,000 through fourteen similar funding tranches occurring in April 2002, May 2002, June 2002, November 2002, March 2003, May 2003, November 2003, December 2003, December 2003, February 2004, March 2004, April 2004, June 2004 and September 2004. During the six months ended March 31, 2005, the same investor group committed to advance the Company and additional $1,400,000 payable in twelve monthly installments. In March 2005, the Company received $158,033, including certain fees payable, in connection with this additional financing. Over the longer- term, the Company plans to achieve profitability through its operations from the sale and licensing of its H-Net(TM) automatic meter-reading system. The accompanying condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of the recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005

NOTE 3.   PREPAID EXPENSES AND DEPOSITS

The Company has accrued a prepaid expense of $120,000 as a staying bonus for its Chief Executive Officer and its Chief Financial Officer and Secretary as per their employment contracts (see NOTE 5). The staying bonus is being amortized over the calendar year 2005. For the year ended December 31, 2005, $30,000 of this expense was amortized as officer salaries with a balance of $90,000 at March 31, 2005.

In connection with the convertible debenture financing obtained in April 2004, June 2004 and September 2004, the Company prepaid $30,000, $75,000 and $75,000 dollars in interest, respectively (see NOTE 7). The prepaid interest is being amortized over a one year period. For the year ended September 30, 2004, $13,562, $19,110 and $4,520 were amortized, respectively, related to this prepaid interest for a total of $37,192. The balances at September 30, 2004 were $16,438, $55,890 and $70,480 for total prepaid interest of $142,808. During the six months ended March 31, 2005, an additional $6,264, $33,190 and $37,398 were amortized, respectively, related to this prepaid interest for a total of $76,852. The balances at March 31, 2005 were $10,174, $22,700 and $32,873 for a total prepaid interest of $65,747. During the six months ended March 31, 2005, the Company converted all convertible debentures relating to the $10,174 and $22,700 prepaid balances. These amounts are being applied to the remaining accrued and unpaid interest on other debentures. Total remaining prepaid interest consisted of $32,873 at March 31, 2005

Also included in prepaid expenses is a prepaid retainer in the amount of $4,159 to a law firm in connection with a suit brought forth by Devon Investment Advisors Ltd. As of March 31, 2005, the balance in prepaid expenses was $127,241.

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005

NOTE 4.   LOAN FEES

In February 2002, the Company received $340,000 in short-term financing from an investment group through the issuance of a promissory note maturing on May 15, 2002 and accruing interest at an annual rate of 18%. Included in the loan was $40,000 in fees, consisting specifically of a $30,000 finder's fee and a $10,000 legal fee. These loan fees were fully amortized at September 30, 2002, with the balances written-off at March 31, 2005 as a result of a legal settlement.

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

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005

NOTE 4.   LOAN FEES (continued)

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

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005

NOTE 4.   LOAN FEES (continued)

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

Total new loan fees during the year ended September 30, 2004 amounted to $213,843.

Total amortization on the one- and two-year lives of all loan fees amounted to $97,034 during the year ended September 30, 2004, leaving an unamortized balance at September 30, 2004 of $144,705. During the six months ended
March 31, 2005, total amortization of loan fees amounted to $109,792, leaving an unamortized balance of $34,913.

In March 2005, the Company received another $158,033 from the above accredited investor group in exchange for 8% convertible debentures, convertible at the lesser of $0.005 per share and 40% of the average of the lowest three intra-day trading prices of a share of common stock during the 20 trading days immediately preceding conversion. The convertible debentures were accompanied by 316,066 common stock warrants, exercisable over a seven-year period at $0.002 per share. Loan fees associated with these loans amounted to $32,000, consisting of $27,000 in finder's fees and $5,000 in legal costs. The Company also paid $1,033 in prepaid interest.

There is no amortization on the new loan fees during the six months ended March 31, 2005.

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005

NOTE 5.    DUE TO/FROM OFFICERS

At September 30, 2001, a revolving promissory note agreement for $56,880 was drawn up, due on demand, at an annual interest rate of 18%, for unpaid cumulative advances (plus interest) made by the Company's CEO. During the year ended September 30, 2002, cash advances of $31,500 were made. Additionally, the loan account was increased by $120,875, representing the value of 2,361,814 restricted shares of the Company's common stock held by the CEO, which were used as collateral and transferred to a note holder in June of 2002 to partially cover a $300,000 debt, and by $16,202, representing the value of 794,857 restricted shares of the Company's common stock held by the CEO, which were pledged to and sold by a convertible note holder on a Company obligation in default. Repayments of debt by the Company amounted to $144,806 and accrued interest amounted to $6,913 during the year ended September 30, 2002, resulting in a loan balance due the CEO at September 30, 2002 of $87,564. During the year ended September 30, 2003, additional cash advances totaling $37,869 were made, along with $37,423, representing another 1,835,885 restricted shares of the Company's common stock pledged and sold by the above note holder. Repayments of debt by the Company amounted to $136,009, including re-issuance of 2,361,814 restricted shares of the Company's common stock valued at $120,875 that had been transferred to a note holder during the previous fiscal year. Accrued interest during the year ended September 30, 2003 was $10,073, bringing
the loan balance due the CEO at September 30, 2003 to $36,920.   During the
year ended September 30, 2004, the Company repaid $32,673. Accrued interest of $3,558 during the period brought the loan balance due the CEO at September 30, 2004 to $7,805. During the six months ended March 31, 2005, the Company repaid $1,954. Accrued interest during the period amounted to $660 and brought the balance at March 31, 2005 to $6,511. The loan balance at March 31, 2005 is currently due on demand and continues to accrue interest at the rate of 18% per year.

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005

NOTE 5.    DUE TO/FROM OFFICERS (continued)

At September 30, 2001, a promissory note agreement for $25,874 was drawn up, due on demand, at an annual interest rate of 18 percent, for cumulative advances (plus interest) made by the Company's Secretary/Treasurer. The Secretary/Treasurer had also borrowed on a personal credit card for the Company's behalf in the amount of $18,455, bringing the total obligation due the Secretary/Treasurer at September 30, 2001 to $44,329. During the year ended September 30, 2002, the personal credit card balance was virtually paid-off. Additional loan advances were $19,500, loan repayments were $39,500, and accrued interest was $2,269 during the year ended September 30, 2002, bringing the aggregate loan balance due the Secretary/Treasurer at September 30, 2002 to $8,143. During the year ended September 30, 2003, additional cash advances of $37,500 were made, and accrued interest was $6,522, resulting in a loan balance due the secretary Treasurer at September 30, 2003 of $52,165. During the year ended September 30, 2004, the Company repaid $25,655 and received an additional $666 from the treasurer. Accrued interest amounted to $8,077 during the period bring the loan balance due the Secretary at September 30, 2004 to $35,253. During the six months ended March 31, 2005, the Company repaid $21,090.
Accrued interest during the period amounted to $2,530 and brought the balance at March 31, 2005 to $16,693. The loan balance at March 31, 2005 is currently due on demand and continues to accrue interest at the rate of 18% per year.

During the period May through September 2002, the Company's Chief Technical Officer advanced the Company $32,946, corresponding to 684,407 restricted shares of the Company's common stock held by the officer, which were pledged to and sold by a convertible note holder on a Company obligation in default. Accrued interest at the annual rate of 18% was $1,831 through the end of the fiscal year, bringing the total loan amount to $34,777 at September 30, 2002. In November 2002, the Company re-issued the 684,407 restricted shares to the Chief Technical Officer (valued at $32,946) that had been pledged to and sold by the convertible note holder during the previous fiscal year. Accrued interest amounted to $1,205 during the year ended September 30, 2003, resulting in a loan balance of $3,036 as of that date. During the year ended September 30, 2004, the Company repaid $15,623. During the year ended September 30, 2004, accrued interest amounted to $294 and brought the loan balance due from the Chief Technical Officer at March 31, 2005 to $12,293. The loan balance at March 31, 2005 is currently due on demand and continues to accrue interest at the rate of 18% per year.

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005

NOTE 5.    DUE TO/FROM OFFICERS (continued)

The aggregate amount due officers at March 31, 2005 and September 30, 2004 was $10,911 and $30,765, respectively and interest expense on the officer loans amounted to $3,190 for the six months ended March 31, 2005 and $11,929 for the year ended September 30, 2004. For presentation purposes $12,293 due from the Chief Technical Officer has been shown as a receivable and $23,204 has been shown as due to officers at March 31, 2005.

As of March 31, 2005, the Company owed its officers $1,665,509 in accrued compensation. Of this amount, $480,000 was attributable to aggregate staying bonuses payable to the President and Secretary/Treasurer of the Company as of December 31, 2003. An additional $120,000 was accrued on December 31, 2004,
which will be amortized over the 2005 calendar year.   The staying bonuses are
to be compensated for with the Company's common stock, valued at the average bid and ask price for the stock for the 30 days prior to each respective year-end issuance date. The total common stock to be issued as staying bonuses amounted to 29,530,431 shares at September 30, 2004 and 171,428,571 at March 31, 2005.

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005

NOTE 6.    NOTES PAYABLE

Notes payable at March 31, 2005 consisted of the following:

Convertible Debentures - secured by substantially all the assets of the Company

     Convertible Debenture #1

     Note payable to AJW Partners, LLC
      (Convertible Debenture) due on
      March 29, 2003 at an annual interest
      rate of 12%                                  $    0

     Accrued interest of $7,075 and principal
      on Convertible Debenture convertible
      into approximately 8,843,750
      shares of common stock at the price
      of $0.0008 at March 31, 2005                   7,075  $     7,075
                                                   -------
     Note payable to New Millennium Capital
      Partners II, LLC (Convertible Debenture)
      due on March 29, 2003 at an annual interest
      rate of 12%                                  $     0

     Accrued interest of $7,075 and principal
      on Convertible Debenture convertible
      into approximately 8,843,750
      shares of common stock at the price
      of $0.0008 at March 31, 2005                   7,075        7,075
                                                   -------

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005

NOTE 6.    NOTES PAYABLE (continued)

     Note payable to AJW/New Millennium
      Offshore, Ltd. (Convertible Debenture)
      due on March 29, 2003 at an annual
      interest rate of 12%                          $    0

     Accrued interest of $8,136 and principal
      on Convertible Debenture convertible
      into approximately 10,170,000
      shares of common stock at the price
      of $0.0008 at March 31, 2005                   8,136 $    8,136
                                                   -------
     Note payable to Pegasus Capital Partners,
      LLC (Convertible Debenture) due on
      March 29, 2003 at an annual interest
      rate of 12%                                   $    0

     Accrued interest of $4,975 and principal
      on Convertible Debenture convertible
      into approximately 6,218,750
      shares of common stock at the price
      of $0.0008 at March 31, 2005                   4,975  $     4,975
                                                   -------
     Convertible Debenture #2

     Note payable to AJW Partners, LLC
      (Convertible Debenture) due on
      May 10, 2003 at an annual interest
      rate of 12%                                   $     0

     Accrued interest of $9,600 and principal
      on Convertible Debenture convertible
      into approximately 12,000,000
      shares of common stock at the price
      of $0.0008 at March 31, 2005                    9,600  $    9,600

      F-26                                                   --------

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005

NOTE 6.    NOTES PAYABLE (continued)

     Note payable to New Millennium Capital
      Partners II, LLC (Convertible Debenture)
      due on  May 10, 2003 at an annual
      interest rate of 12%                         $     0

     Accrued interest of $9,600 and principal
      on Convertible Debenture convertible
      into approximately 12,000,000
      shares of common stock at the price
      of $0.0008 at March 31, 2005                   9,600  $     9,600
                                                   -------
     Note payable to AJW/New Millennium
      Offshore, Ltd. (Convertible Debenture)
      due on May 10, 2003 at an annual
      interest rate of 12%                         $     0

     Accrued interest of $10,800 and principal
      on Convertible Debenture convertible
      into approximately 13,500,000
      shares of common stock at the price
      of $0.0008 at March 31, 2005                   10,800  $   10,800
                                                    -------

     Note payable to Pegasus Capital Partners,
      LLC (Convertible Debenture) due on
      May 10, 2003 at an annual
      interest rate of 12%                          $     0

     Accrued interest of $6,000 and principal
      on Convertible Debenture convertible
      into approximately 7,500,000
      shares of common stock at the price
      of $0.0008 at March 31, 2005                    6,000  $   6,000
                                                    -------

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005

NOTE 6.    NOTES PAYABLE (continued)

 Convertible Debenture #3

     Note payable to AJW Partners, LLC
      (Convertible Debenture) due on
      June 17, 2003 at an annual interest
      rate of 12%                                    $     0

     Accrued interest of $19,200 and principal
      on Convertible Debenture convertible
      into approximately 24,000,000
      shares of common stock at the price
      of $0.0008 at March 31, 2005                    19,200  $   19,200
                                                    --------

     Note payable to New Millennium Capital
      Partners II, LLC (Convertible Debenture)
      due on  June 17, 2003 at an annual
      interest rate of 12%                           $     0

     Accrued interest of $19,200 and principal
      on Convertible Debenture convertible
      into approximately 24,000,000
      shares of common stock at the price
      of $0.0008 at March 31, 2005                    19,200 $   19,200
                                                     -------

     Note payable to AJW/New Millennium
      Offshore, Ltd. (Convertible Debenture)
      due on June 17, 2003 at an annual
      interest rate of 12%                           $     0

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005

NOTE 6.    NOTES PAYABLE (continued)
      Accrued interest of $21,600 and principal
      on Convertible Debenture convertible
      into approximately 27,000,000
      shares of common stock at the price
      of $0.0008 at March 31, 2005                    21,600  $   21,600
                                                    --------

     Note payable to Pegasus Capital Partners,
      LLC (Convertible Debenture) due on
      June 17, 2003 at an annual
      interest rate of 12%                           $     0

     Accrued interest of $12,000 and principal
      on Convertible Debenture convertible
      into approximately 15,000,000
      shares of common stock at the price
      of $0.0008 at March 31, 2005                    12,000  $   12,000
                                                    --------
     Convertible Debenture #5

     Note payable to AJW Partners, LLC
      (Convertible Debenture) due on
      March 3, 2004 at an annual interest
      rate of 12%                                    $38,500

     Accrued interest of $9,620 and principal
      on Convertible Debenture convertible
      into approximately 60,150,000
      shares of common stock at the price
      of $0.0008 at March 31, 2005                     9,620  $   48,120
                                                     -------

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005

NOTE 6.    NOTES PAYABLE (continued)

 Note payable to AJW Offshore, Ltd.
      (Convertible Debenture) due on
      March 3, 2004 at an annual interest
      rate of 12%                                    $38,500

     Accrued interest of $9,620 and principal
      on Convertible Debenture convertible
      into approximately 60,150,000
      shares of common stock at the price
      of $0.0008 at March 31, 2005                     9,620  $   48,120
                                                     -------

     Note payable to AJW Qualified Partners,
      LLC (Convertible Debenture) due on
      March 3, 2004 at an annual interest
      rate of 12%                                    $38,500

     Accrued interest of $9,620 and principal
      on Convertible Debenture convertible
      into approximately 60,150,000
      shares of common stock at the price
      of $0.0008 at March 31, 2005                     9,620      48,120
                                                     -------

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005

NOTE 6.    NOTES PAYABLE (continued)

     Convertible Debenture #6

     Note payable to AJW Partners, LLC
      (Convertible Debenture) due on
      May 12, 2004 at an annual interest
      rate of 12%                                    $50,000

     Accrued interest of $11,342 and principal
      on Convertible Debenture convertible
      into approximately 76,677,500
      shares of common stock at the price
      of $0.0008 at March 31, 2005                    11,342  $   61,342
                                                     -------

     Note payable to AJW Offshore, Ltd.
      (Convertible Debenture) due on
      May 12, 2004 at an annual interest
      rate of 12%                                    $50,000

     Accrued interest of $11,342 and principal
      on Convertible Debenture convertible
      into approximately 76,677,500
      shares of common stock at the price
      of $0.0008 at March 31, 2005                    11,342  $   61,342
                                                     -------

     Note payable to AJW Qualified Partners,
      LLC (Convertible Debenture) due on
      May 12, 2004 at an annual interest
      rate of 12%                                    $50,000

     Accrued interest of $11,343 and principal
      on Convertible Debenture convertible
      into approximately 76,678,750
      shares of common stock at the price
      of $0.0008 at March 31, 2005                    11,343  $   61,343
                                                    --------

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005

NOTE 6.    NOTES PAYABLE (continued)

     Convertible Debenture #7

     Note payable to AJW Partners, LLC
      (Convertible Debenture) due on
      November 25, 2004 at an annual interest
      rate of 12%                                    $33,334

     Accrued interest of $5,402 and principal
      on Convertible Debenture convertible
      into approximately 48,420,000
      shares of common stock at the price
      of $0.0008 at March 31, 2005                     5,402  $   38,736
                                                    --------
     Note payable to AJW Offshore, Ltd.
      (Convertible Debenture) due on
      November 25, 2004 at an annual interest
      rate of 12%                                    $33,333

      Accrued interest of $5,403 and principal
      on Convertible Debenture convertible
      into approximately 48,420,000
      shares of common stock at the price
      of $0.0008 at March 31, 2005                     5,403  $   38,736
                                                    --------
     Note payable to AJW Qualified Partners,
      LLC (Convertible Debenture) due on
      November 25, 2004 at an annual interest
      rate of 12%                                    $33,333

     Accrued interest of $5,403 and principal
      on Convertible Debenture convertible
      into approximately 48,420,000
      shares of common stock at the price
      of $0.0008 at March 31, 2005                     5,403  $   38,736
                                                    --------

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005

NOTE 6.    NOTES PAYABLE (continued)

     Convertible Debenture #8

     Note payable to AJW Partners, LLC
      (Convertible Debenture) due on
      December 3, 2004 at an annual interest
      rate of 12%                                    $16,667

     Accrued interest of $2,657 and principal
      on Convertible Debenture convertible
      into approximately 24,155,000
      shares of common stock at the price
      of $0.0008 at March 31, 2005                     2,657  $   19,324
                                                    --------

     Note payable to AJW Offshore, Ltd.
      (Convertible Debenture) due on
      December 3, 2004 at an annual interest
      rate of 12%                                    $16,667

     Accrued interest of $2,658 and principal
      on Convertible Debenture convertible
      into approximately 24,156,250
      shares of common stock at the price
      of $0.0008 at March 31, 2005                     2,658 $   19,325
                                                    --------

     Note payable to AJW Qualified Partners,
      LLC (Convertible Debenture) due on
      December 3, 2004 at an annual interest
      rate of 12%                                    $16,666

     Accrued interest of $2,658 and principal
      on Convertible Debenture convertible
      into approximately 24,155,000
      shares of common stock at the price
      of $0.0008 at March 31, 2005                     2,658  $   19,324
                                                    --------

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005

NOTE 6.    NOTES PAYABLE (continued)

     Convertible Debenture #9

     Note payable to AJW Partners, LLC
      (Convertible Debenture) due on
      December 31, 2004 at an annual interest
      rate of 12%                                    $16,667

     Accrued interest of $2,504 and principal
      on Convertible Debenture convertible
      into approximately 23,963,750
      shares of common stock at the price
      of $0.0008 at March 31, 2005                     2,504  $   19,171
                                                    --------

     Note payable to AJW Offshore, Ltd.
      (Convertible Debenture) due on
      December 31, 2004 at an annual interest
      rate of 12%                                    $16,667

     Accrued interest of $2,504 and principal
      on Convertible Debenture convertible
      into approximately 23,963,750
      shares of common stock at the price
      of $0.0008 at March 31, 2005                     2,504  $   19,171
                                                    --------

     Note payable to AJW Qualified Partners,
      LLC (Convertible Debenture) due on
      December 31, 2004 at an annual interest
      rate of 12%                                    $16,666

     Accrued interest of $2,504 and principal
      on Convertible Debenture convertible
      into approximately 23,962,500
      shares of common stock at the price
      of $0.0008 at March 31, 2005                      2,504  $  19,170
                                                     --------

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005

NOTE 6.    NOTES PAYABLE (continued)

     Convertible Debenture #10

     Note payable to AJW Partners, LLC
      (Convertible Debenture) due on
      February 18, 2005 at an annual interest
      rate of 12%                                    $16,666

     Accrued interest of $2,236 and principal
      on Convertible Debenture convertible
      into approximately 23,627,500
      shares of common stock at the price
      of $0.0008 at March 31, 2005                     2,236  $   18,902
                                                    --------

     Note payable to AJW Offshore, Ltd.
      (Convertible Debenture) due on
      February 18, 2005 at an annual interest
      rate of 12%                                    $16,667

     Accrued interest of $2,235 and principal
      on Convertible Debenture convertible
      into approximately 23,627,500
      shares of common stock at the price
      of $0.0008 at March 31, 2005                     2,235 $   18,902
                                                    --------

     Note payable to AJW Qualified Partners,
      LLC (Convertible Debenture) due on
      February 18, 2005 at an annual interest
      rate of 12%                                    $16,667

     Accrued interest of $2,236 and principal
      on Convertible Debenture convertible
      into approximately 23,628,750
      shares of common stock at the price
      of $0.0008 at March 31, 2005                     2,236  $  18,903
                                                    --------

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005

NOTE 6.    NOTES PAYABLE (continued)

     Convertible Debenture #11

     Note payable to AJW Partners, LLC
      (Convertible Debenture) due on
      March 4, 2005 at an annual interest
      rate of 12%                                    $83,334

     Accrued interest of $10,767 and principal
      on Convertible Debenture convertible
      into approximately 117,626,250
      shares of common stock at the price
      of $0.0008 at March 31, 2005                    10,767  $  94,101
                                                    --------

     Note payable to AJW Offshore, Ltd.
      (Convertible Debenture) due on
      March 4, 2005 at an annual interest
      rate of 12%                                    $83,333

     Accrued interest of $10,767 and principal
      on Convertible Debenture convertible
      into approximately 117,625,000
      shares of common stock at the price
      of $0.0008 at March 31, 2005                    10,767  $  94,100
                                                    --------

     Note payable to AJW Qualified Partners,
      LLC (Convertible Debenture) due on
      March 4, 2005 at an annual interest
      rate of 12%                                    $83,333

     Accrued interest of $10,767 and principal
      on Convertible Debenture convertible
      into approximately 117,625,000
      shares of common stock at the price
      of $0.0008 at March 31, 2005                    10,767  $  94,100
                                                    --------

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005

NOTE 6.    NOTES PAYABLE (continued)

     Convertible Debenture #14

     Note payable to AJW Partners, LLC
      (Convertible Debenture) due on
      September 9, 2006 at an annual interest
      rate of 12%  with one year
      interest prepaid                              $  78,420

     Accrued interest of $0 and principal
      on Convertible Debenture convertible
      into approximately 98,025,000
      shares of common stock at the price
      of $0.0008 at March 31, 2005                         0  $  78,420
                                                    --------

     Note payable to AJW Offshore, Ltd.
      (Convertible Debenture) due on
      September 9, 2006 at an annual interest
      rate of 12% with one year
      interest prepaid                              $ 69,096

     Accrued interest of $0 and principal
      on Convertible Debenture convertible
      into approximately 86,370,000
      shares of common stock at the price
      of $0.0008 at March 31, 2005                         0  $  69,096
                                                    --------

     Note payable to AJW Qualified Partners,
      LLC (Convertible Debenture) due on
      September 9, 2006 at an annual interest
      rate of 12% with one year
      interest prepaid                              $ 39,096

     Accrued interest of $0 and principal
      on Convertible Debenture convertible
      into approximately 48,870,000
      shares of common stock at the price
      of $0.0008 at March 31, 2005                         0  $  39,096
                                                    --------

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005

NOTE 6.    NOTES PAYABLE (continued)

    Note payable to New Millennium Capital
      Partners II, LLC (Convertible Debenture)
      due on September 9, 2006 at an annual
      interest rate of 12% with one year
      interest prepaid                              $  8,868

     Accrued interest of $0 and principal
      on Convertible Debenture convertible
      into approximately 11,085,000
      shares of common stock at the price
      of $0.0008 at March 31, 2005                         0  $   8,868
                                                    --------

Convertible Debenture #15

     Note payable to AJW Partners, LLC
      (Convertible Debenture) due on
      March 17, 2007 at an annual interest
      rate of 8%  with one year
      interest prepaid                              $ 25,285

     Accrued interest of $0 and principal
      on Convertible Debenture convertible
      into approximately 31,606,250
      shares of common stock at the price
      of $0.0008 at March 31, 2005                         0  $  25,285
                                                    --------

     Note payable to AJW Offshore, Ltd.
      (Convertible Debenture) due on
      March 17, 2007 at an annual interest
      rate of 8% with one year
      interest prepaid                              $ 71,115

     Accrued interest of $0 and principal
      on Convertible Debenture convertible
      into approximately 88,893,750
      shares of common stock at the price
      of $0.0008 at March 31, 2005                         0  $  71,115
                                                    --------

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005

NOTE 6.    NOTES PAYABLE (continued)

     Note payable to AJW Qualified Partners,
      LLC (Convertible Debenture) due on
      March 17, 2007 at an annual interest
      rate of 8% with one year
      interest prepaid                              $ 58,472

     Accrued interest of $0 and principal
      on Convertible Debenture convertible
      into approximately 73,090,000
      shares of common stock at the price
      of $0.0008 at March 31, 2005                         0  $  58,472
                                                    --------

     Note payable to New Millennium Capital
      Partners II, LLC (Convertible Debenture)
      due on March 17, 2007 at an annual
      interest rate of 8% with one year
      interest prepaid                               $3,161

     Accrued interest of $0 and principal
      on Convertible Debenture convertible
      into approximately 3,951,250
      shares of common stock at the price
      of $0.0008 at March 31, 2005                         0  $   3,161
                                                    --------

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005

NOTE 6.    NOTES PAYABLE (continued)

Subtotal of all Convertible Debentures            1,387,862

    Less reclassified accrued interest                    $   (301,722)
    Less prepaid interest offset                                32,873
                                                          ------------
    Subtotal principal value                                 1,119,013
    Derivative conversion option - 150 percent of principal  1,678,520
    Less unamortized note discount                            (519,485)
                                                           -----------
Net carrying value of
  Convertible Debentures                       $  2,278,048

      Note payable to Devon Investment Advisors,
      unsecured, due on December 1, 1996, interest payable
      at an annual rate of 10%.  The Company is
      currently in default.                                    241,824

      Note payable to Black Dog Ranch LLC,
      unsecured, due on demand, including interest
      at an annual rate of 18%.                                115,950

      Convertible note payable to Laurus Master Fund, Ltd.,
      unsecured, with interest payable at an annual rate
      of 8%, conversion premium of 25% based on current
      market price of the Company's common stock (as defined), initially due October 12, 2001 and extended to
      December 1, 2001.  Currently in default.                   7,733
                                                           -----------
     Total notes payable                                   $ 2,643,555
        Current portion                                     (2,392,055
                                                           -----------
        Long-term portion                                  $   251,500
                                                           ===========

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005

NOTE 6.    NOTES PAYABLE (continued)

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

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005

NOTE 6.    NOTES PAYABLE (continued)

The maturity date on the $300,000 principal value 8% convertible note, initially October 12, 2001, was extended to December 1, 2001. Because of the inherent conversion benefit feature, the aggregate note with accrued interest, totaling $311,194 at September 30, 2001, was classified as a long-term liability.

The Company was unable to pay-off the note at maturity. However, after receiving bridge financing from another investment group in February 2002, the Company subsequently repaid $150,000 of the obligation, as the note holder elected to not convert the debt to shares. Consequently, the note holder sold 1,479,264 of the 4,773,208 shares of the Company's common stock that had been pledged by officers of the Company as collateral, resulting in net proceeds of $49,148. Adding accrued interest of $17,168 at an annual rate of 8%, brought the loan balance at September 30, 2002 to $129,214. During the year ended September 30, 2003, the note holder sold the remaining 3,293,944 pledged shares for net proceeds of $67,144. The note holder elected to convert essentially all the remaining debt for common stock of the Company, receiving 26,000,000 newly issued Company shares valued at $58,400, and bringing the tentative liability down to $3,670. Accrued interest amounted to $3,183, resulting in a total liability to the note holder at September 30, 2003 of $6,851. For the year ended September 30, 2004 and the six months ended March 31, 2005, accrued interest amounted to $580 and $302, respectively, resulting in a balance of $7,733 at March 31, 2005. In connection with the pay-down of the debt, the $155,027 beneficial conversion option noted above was reduced to zero through transference to common stock.

In February 2002, the Company borrowed $340,000 from Mercator Momentum
Fund ("Mercator"). This loan from Mercator was a short-term loan due May 15, 2002 and accrued interest at an annual rate of 18%. The loan was secured by shares of the Company's common stock. In April and May of 2002, the Company paid Mercator an aggregate of $100,000. On June 14, 2002 Mercator transferred collateral in the form of 5,861,814 shares of common stock to its name because the Company was in default on the balance of the loan.

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005

NOTE 6.    NOTES PAYABLE (continued)

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

NOTE 7. SECURED CONVERTIBLE DEBENTURES

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

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005

NOTE 7. SECURED CONVERTIBLE DEBENTURES (continued)

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

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005

NOTE 7. SECURED CONVERTIBLE DEBENTURES (continued)

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

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005

NOTE 7. SECURED CONVERTIBLE DEBENTURES (continued)

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

On November 25, 2003 the Company issued an aggregate of $100,000 of 12% convertible debentures in a private offering to three accredited investors.
The debentures were convertible into shares of common stock at the lesser of $.005 per share and 40% of the average of the lowest three intra-day trading prices of a share of common stock during the 20 trading days immediately
preceding conversion.   The debentures were accompanied by warrants to purchase
up to an aggregate of 500,000 shares of common stock at a per share exercise price equal to $.005.

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005

NOTE 7. SECURED CONVERTIBLE DEBENTURES (continued)

On December 3, 2003 the Company issued an aggregate of $50,000 of 12% convertible debentures in a private offering to three accredited investors. The debentures were convertible into shares of common stock at the lesser of $.005 per share and 40% of the average of the lowest three intra-day trading prices of a share of common stock during the 20 trading days immediately preceding conversion. The debentures were accompanied by warrants to purchase up to an aggregate of 250,000 shares of common stock at a per share exercise price equal to $.005.

On December 31, 2003 the Company issued an aggregate of $50,000 of 12% convertible debentures in a private offering to three accredited investors. The debentures were convertible into shares of common stock at the lesser of $.005 per share and 40% of the average of the lowest three intra-day trading prices of a share of common stock during the 20 trading days immediately preceding conversion. The debentures were accompanied by warrants to purchase up to an aggregate of 250,000 shares of common stock at a per share exercise price equal to $.005.

On February 18, 2004 the Company issued an aggregate of $50,000 of 12% convertible debentures in a private offering to three accredited investors. The debentures were convertible into shares of common stock at the lesser of $.005 per share and 40% of the average of the lowest three intra-day trading prices of a share of common stock during the 20 trading days immediately preceding conversion. The debentures were accompanied by warrants to purchase up to an aggregate of 250,000 shares of common stock at a per share exercise price equal to $.005.

On March 4, 2004 the Company issued an aggregate of $250,000 of 12% convertible debentures in a private offering to three accredited investors. The debentures were convertible into shares of common stock at the lesser of $.005 per share and 40% of the average of the lowest three intra-day trading prices of a share of common stock during the 20 trading days immediately preceding conversion. The debentures were accompanied by warrants to purchase up to an aggregate of 1,250,000 shares of common stock at a per share exercise price equal to $.005.

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005

NOTE 7. SECURED CONVERTIBLE DEBENTURES (continued)

On April 19, 2004, the Company issued an aggregate of $250,000 of 12% convertible debentures in a private offering to four accredited investors. The Company prepaid one year's interest of $30,000 upon receipt of the funds. The debentures were convertible into shares of common stock at the lesser of $.005 per share and 40% of the average of the lowest three intra-day trading prices of a share of common stock during the 20 trading days immediately preceding conversion. The debentures were accompanied by warrants to purchase up to an aggregate of 750,000 shares of common stock at a per share exercise price equal to $.002.

On June 30, 2004 the Company issued an aggregate of $625,000 of 12% convertible debentures in a private offering to four accredited investors. The
Company prepaid one year's interest of $75,000 upon receipt of the funds. The debentures were convertible into shares of common stock at the lesser of $.005 per share and 40% of the average of the lowest three intra-day trading prices of a share of common stock during the 20 trading days immediately preceding conversion. The debentures were accompanied by warrants to purchase up to an aggregate of 1,875,000 shares of common stock at a per share exercise price equal to $.002.

On September 9, 2004 the Company issued an aggregate of $625,000 of 12% convertible debentures in a private offering to four accredited investors.
The Company prepaid one year's interest of $75,000 upon receipt of the funds. The debentures were convertible into shares of common stock at the lesser of $.005 per share and 40% of the average of the lowest three intra-day trading prices of a share of common stock during the 20 trading days immediately preceding conversion. The debentures were accompanied by warrants to purchase up to an aggregate of 1,875,000 shares of common stock at a per share exercise price equal to $.002.

On March 17, 2005 the Company issued an aggregate of $158,033 of 8% convertible debentures in a private offering to the four accredited investors. The Company prepaid $1,033 interest upon receipt of the funds.
The debentures were convertible into shares of common stock at the lesser of $.005 per share and 40% of the average of the lowest three intra-day trading prices of a share of common stock during the 20 trading days immediately preceding conversion. The debentures were accompanied by warrants to purchase up to an aggregate of 316,066 shares of common stock at a per share exercise price equal to $.0039.

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005

NOTE 7. SECURED CONVERTIBLE DEBENTURES (continued)

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

As part of the recording of the convertible debt transactions, a beneficial conversion option was recognized, along with a corresponding convertible debt discount. The fair value of the debt instruments issued totaling $1,750,000 in principal value was $3,500,000 in aggregate, representing a 100% premium on the principal value (due to the 100% pricing advantage) and making the beneficial conversion option $1,637,735 at the inception of the loans ($1,750,000 proceeds less $112,265 allocated to the issuance of the 8,750,000 related warrants). In October 2003, the conversion option was increased to 150% from 100% which resulted in an increase of $563,257 in the conversion interest and a corresponding expense in the current period. Due to the nature of the debt instrument and its repayment terms, the beneficial conversion option has been re-characterized as derivative conversion option and reclassified as additional debt. In connection with the issuance of an additional $2,000,000 of convertible debt during the year ended September 30, 2004, the derivative conversion option was increased by $3,000,000. During the six months ended March 31, 2005, the derivative conversion interest was increased by $237,050 in connection with the issuance of an additional $158,033 of debt.

During the fiscal year ended September 30, 2002, the Company issued 12,667,178 shares of common stock in connection with interest payments and upon conversion of an aggregate $93,130 of principal and $6,916 of related interest on the Company's convertible debentures. A corresponding pro-rata reduction of $80,702 to the beneficial conversion option was made. During the fiscal year ended September 30, 2003, the Company issued another 103,778,301 shares of common stock in connection with the conversion of another $193,665 of principal and $34,355 of accrued interest on the Company's convertible debentures, resulting in a convertible debt principal balance at September 30, 2003 of $963,205 (net of an aggregate of $286,795 in debt conversions through that date). A corresponding pro-rata reduction of $177,845 was made to the beneficial conversion option during the fiscal year ended September 30, 2003 (an aggregate of $258,547 since the inception of the loans), bringing the

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005

NOTE 7. SECURED CONVERTIBLE DEBENTURES (continued)

beneficial conversion option balance at September 30, 2003 to $881,550. In October 2003, the conversion option was increased to 150% from 100% resulting in an increase of $563,257 and a re-characterization of the conversion option as additional debt.

During the year ended September 30, 2004, the Company issued an additional $2,000,000 of 12% convertible debentures. Also, the Company issued 352,352,250 shares of common stock in connection with the conversion of another $218,115 of principal and $49,008 of accrued interest on the Company's convertible debentures, resulting in a convertible debt principal balance at September 30, 2004 of $2,745,090 (net of an aggregate of $504,910 in debt conversions through that date). In connection with the issuance of the additional $2,000,000 convertible debt, the Company recorded a corresponding derivative conversion option of $3,000,000. A corresponding pro-rata reduction of $327,172 was made to the derivative conversion option during the year ended September 30, 2004 (an aggregate of $585,720 since the inception of the loans), bringing the derivative conversion option balance at March 31, 2005 to $4,117,635.

During the six months ended March 31, 2005, the Company issued 2,292,275,539 shares of common stock in connection with the conversion of another $1,784,110 of principal and $39,356 of accrued interest on the Company's convertible debentures, resulting in a convertible debt principal balance at March 31, 2005 of $1,119,013 (net of an aggregate of $2,289,020 in debt conversions through that date). A corresponding pro-rata reduction of $2,676,165 was made to the derivative conversion option during the six months ended March 31, 2005 (an aggregate of $3,261,885 since the inception of the loans), bringing the derivative conversion option balance at March 31, 2005 to $1,678,520.

The aggregate note discount of $3,408,087 is being amortized over the one-year and two-year lives of the respective debt instruments. Of this amount, $279,115 was amortized during the fiscal year ended September 30, 2002, $653,720 was amortized during the year ended September 30, 2003, $673,705 was amortized during the year ended September 30, 2004 and $496,962 was amortized during the six months ended March 31, 2005, while $69,233 in convertible bond discount was transferred to equity upon conversion of $93,130 in debt principal during the fiscal year ended September 30, 2002, $52,340 in convertible bond discount was transferred to equity upon conversion of $193,665 of debt principal during the fiscal year ended September 30, 2003, $28,571 in convertible bond discount was transferred to equity upon conversion of $218,115 of debt principal during the year ended September 30, 2004 and $634,901 in convertible bond discount was transferred to equity upon conversion of $1,784,110 of debt principal during the six months ended March 31, 2005, resulting in an unamortized convertible debt discount balance of $519,485 at March 31, 2005.

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005

NOTE 7. SECURED CONVERTIBLE DEBENTURES (continued)

As of March 31, 2005, the Company was indebted for an aggregate of 1,387,862 including $1,119,013 of principal and $268,849 of accrued interest on these convertible debentures. To the extent debentures issued by the Company are converted into shares of common stock, the Company will not be obligated to repay the amounts converted.

NOTE 8.        SHAREHOLDERS' EQUITY (DEFICIT)

The Company's authorized capital stock consists of 7,500,000,000 shares of common stock, no par value per share, and 50,000,000 shares of preferred stock, $1.00 par value per share. On July 29, 2004, the Board of Directors approved an increase in the amount of common shares authorized from 1,000,000,000 to 7,500,000,000. Of the 50,000,000 authorized shares of preferred stock, 1,000,000 shares have been designated as Class A Preferred Stock and 1,000,000 shares have been designated as Class B Preferred Stock, and the remaining 48,000,000 shares are undesignated. As of March 31, 2005, there were 3,788,747,661 shares of the Company's common stock outstanding held by approximately 800 holders of record and 215,865 shares of the Company's Class A Preferred Stock outstanding held by one holder of record and no shares of Class B Preferred Stock outstanding.

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

In March 2005, the Company issued 4,000,000 shares of common stock for $5,000 in cash.

During November 2004 through March 2005, the Company issued 64,500,000 shares of its restricted common stock to a consultant for debt reduction of $52,000.

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005

NOTE 9.        FORM S-8 FILINGS

In April 2005, the Company filed a registration statement on Form S-8 covering 30,000,000 shares issued to the same independent consultant valued at $57,000.

NOTE 10.        STOCK OPTIONS AND WARRANTS

In March 2005, 316,066 five-year common stock warrants were issued to an accredited investor group in connection with a $158,033 8% convertible debenture financing arrangement (see NOTE 7). The allocated cost of these warrants amounted to $478, resulting in a recorded balance of stock options and warrants exercisable at March 31, 2005 of $1,463,436 (including $100,000 attributable to 1,000,000 Class B preferred stock options noted above).

The common stock option activity during the fiscal year ended September 30, 2004 and the three months ended March 31, 2005 is summarized as follows:

                                         Common Stock   Weighted
                                            Options      Average
                                              and       Exercise
                                            Warrants      Price
                                          ----------    --------
Balance outstanding, October 1, 2003      11,307,154       $.204

  Granted                                  7,000,000        .003

  Expired                                   (563,500)       2.00
                                          ----------       -----
Balance outstanding, September 30, 2004   17,743,654       $.068

  Granted                                    316,066        .004

  Expired                                   (100,000)       .310
                                          ----------       -----
Balance outstanding, March 31, 2005       17,959,720        .065
                                          ==========       =====

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005

NOTE 10.        STOCK OPTIONS AND WARRANTS (continued)

The following table summarizes information about common stock options at March 31, 2005:

                                 Outstanding             Exercisable
                            Weighted    Weighted               Weighted
   Range of       Common    Average      Average      Common    Average
   Exercise        Stock      Life      Exercise       Stock   Exercise
    Prices       Options    (Months)      Price       Options    Price
---------------  ---------  -------     --------    ----------  -------
$ .192 - $ .192  1,000,000        3     $   .192     1,000,000  $  .192
$ .001 - $ .001  3,750,000        1     $   .001     3,750,000  $  .001
$ .130 - $ .130  1,450,000        5     $   .130     1,450,000  $  .130
$ .386 - $ .386  1,443,654        8     $   .386     1,443,654  $  .386
$ .380 - $ .380    500,000        8     $   .380       500,000  $  .380
$ .002 - $ .002  2,500,000       58     $   .005     2,500,000  $  .005
$ .002 - $ .002    500,000       68     $   .005       500,000  $  .005
$ .002 - $ .002    250,000       68     $   .005       250,000  $  .005
$ .002 - $ .005    250,000       68     $   .005       250,000  $  .005
$ .002 - $ .005    250,000       69     $   .005       250,000  $  .005
$ .002 - $ .005  1,250,000       71     $   .005     1,250,000  $  .005
$ .002 - $ .005    750,000       73     $   .002       750,000  $  .002
$ .002 - $ .005  1,875,000       75     $   .002     1,875,000  $  .002
$ .002 - $ .005  1,875,000       77     $   .002     1,875,000  $  .002
$ .004 - $ .004    316,066       60     $   .004       316,066  $  .004



$ .001 - $0.386 17,959,720       39     $   .065    17,959,720  $  .065
=============== ==========       ==     ========    ==========  =======


NOTE 11.       SUBSEQUENT EVENTS

Subsequent to March 31, 2005, the Company issued 170,000,000 shares of common stock through April 14, 2005 in exchange for reduction of $251,500 in convertible debt and accrued interest (which also includes the corresponding derivative conversion option portion, net of convertible note discount).

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

Overview

    Since 1995, we have been engaged in the development of a low-cost automatic meter reading, or AMR, solution. We have developed a low-cost AMR solution that includes a proprietary system employing specialized hardware and software that will allow for residential and commercial applications. Our proprietary system is called H-Net(TM), which is a trademark of ConectiSys. Our H-Net(TM) system is currently comprised of two principal components: our H-Net(TM) 5.0 product, which itself is comprised of circuitry and a radio transmitter, and our H-Net(TM) BaseStation. Our H-Net(TM) 5.0 product is a component that is designed to be part of a digital energy meter to read and wirelessly transmit meter data to our H- Net(TM) BaseStation. Our H-Net(TM) BaseStation is designed to receive and relay the meter data over standard phone lines to a central location where the data is compiled and utilized.

    We are currently developing our H-Net(TM) system. Our development efforts have recently been predominantly focused on increasing the data transmission range of our H-Net(TM) 5.0 product over the data transmission range of our H-Net(TM) 4.0 product. The development of our H-Net(TM) system is also directed at curing certain radio frequency interference experienced in our H-Net(TM) 4.0 product. In August 2004, we submitted to the FCC our H-Net(TM) 5.0 product for approval for commercialization and sale and received FCC certification for this product in December 2004. In December 2004, we submitted to the FCC our H-Net(TM) BaseStation for approval for commercialization and sale and received FCC certification for this product in March 2005.

    Concurrently with the development of our H-Net(TM) BaseStation, which is a single-channel design, we have been developing an eight-channel H-Net(TM) BaseStation. Our eight-channel H-Net(TM) BaseStation is designed to communicate with up to 10,000 H-Net(TM) 5.0 product installations per network due to its multiple channel design and to deliver real-time energy consumption data at low-cost. We have verified initial functionality and have undertaken destructive testing of our eight-channel H-Net(TM) BaseStation hardware with several units in inventory that are awaiting new software for additional field testing. We anticipate submitting our eight-channel H-Net(TM) BaseStation for FCC approval over the course of the next few months. We expect that this approval by the FCC will occur within approximately 60 days following submission to the FCC of our eight-channel H-Net(TM) BaseStation, but no assurances can be made that this approval will be obtained or that it will not be delayed. We do not expect that the eight- channel product enhancement will prevent sales of our current H-Net(TM) system.

    We have not yet sold any H-Net(TM) systems. However, we are actively pursuing sales of our H-Net(TM) systems with meter manufacturers and other companies in the energy industry. We have no history of revenues and have incurred significant losses since the beginning of the development of our H-Net(TM) system. We have a significant accumulated deficit and negative working capital. As a result of our financial condition, our independent auditors have issued a report questioning our ability to continue as a going concern.

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

Results of Operations

    Comparison of Results of Operations for the Three Months Ended March 31, 2005 and 2004

    We did not generate any revenues for the three months ended March 31, 2005 and 2004. Cost of goods sold for the three months ended March 31, 2005 was $41,712 as compared to $22,195 for the three months ended March 31, 2004, representing an increase of $19,517. This increase in cost of sales primarily was due to an increase in production of models and prototypes of our H-Net(TM) products that are used for sales and marketing purposes.

    General and administrative expenses increased by $294,356, or 66%, to $742,898 for the three months ended March 31, 2005 as compared to $448,542 for the same period in 2004. This increase was primarily due to increased expenses associated with legal and consulting services.

    Interest expense increased by $136,782, or 60%, to $364,949 during the three months ended March 31, 2005 as compared to $228,167 for the same period in 2004. The increase was primarily attributable to increased amortization of convertible debt discount and prepaid interest in the aggregate amount of approximately $220,000, which was partially offset by a decrease in the mark to market of the derivative conversion option in the amount of approximately $70,000.

    Net loss for the three months ended March 31, 2005 increased by $450,655, or 64%, to $1,149,559 as compared to a net loss of $698,904 for the same period in 2004. The increase in net loss primarily resulted from the increase in general and administrative expenses and the increase in interest expense, as discussed above.

    Comparison of Results of Operations for the Six Months Ended March 31, 2005 and 2004

    We did not generate any revenues for the six months ended March 31, 2005 and 2004. Cost of goods sold for the six months ended March 31, 2005 was $103,674 as compared to $22,195 for the six months ended March 31, 2004, an increase of $81,479. This increase in cost of sales primarily was due to an increase in production of models and prototypes of our H-Net(TM) products that are used for sales and marketing purposes.

    General and administrative expenses increased by $467,587, or 71%, to $1,099,937 for the six months ended March 31, 2005 as compared to $632,350 for the same period in 2004. This increase was primarily due to increased expenses associated with legal and consulting services.

    Interest expense decreased by $307,275, or 30%, to $730,214 during the six months ended March 31, 2005 as compared to $1,037,489 for the same period in 2004. The decrease was primarily attributable to a decrease in the mark to market of the derivative conversion option in the amount of approximately $170,000 resulting from our issuance of a greater aggregate principal value of convertible debentures during the six months ended March 31, 2004 as compared to the aggregate principal value of our convertible debentures issued during the six months ended March 31, 2005. The decrease was also attributable to decreased amortization of convertible debt discount and prepaid interest in the aggregate amount of approximately $130,000 resulting from an increase from one to two years in the term of our convertible debentures issued during the six months ended March 31, 2005 as compared to the term of our convertible debentures issued during the six months ended March 31, 2004, which causes the amortization of the convertible debt discount and prepaid interest over a longer period of time, in turn reducing the amounts amortized in a particular period.

    Net loss for the six months ended March 31, 2005 increased by $91,791, or 5%, to $1,933,825 as compared to a net loss of $1,842,034 for the same period in 2004. The increase in net loss primarily resulted from increased general and administrative expenses which was partially offset by decreased interest expense, as discussed above.

Liquidity and Capital Resources

    During the six months ended March 31, 2005, we financed our operations solely from cash on hand and through private placements of securities. We are actively pursuing sales of our H-Net(TM) systems with meter manufacturers and other companies in the energy industry. However, we have not yet sold any H-Net(TM) systems. We have no history of revenues and have incurred significant losses since the beginning of the development of our H-Net(TM) system. We have a significant accumulated deficit and negative working capital. As a result of our financial condition, our independent auditors have issued a report questioning our ability to continue as a going concern. Our consolidated financial statements as of and for the years ended September 30, 2004 and 2003 have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

    As of March 31, 2005, we had a working capital deficit of approximately $4.6 million and an accumulated deficit of approximately $31.5 million. As of that date, we had approximately $30,000 in cash and cash equivalents. We had accounts payable and accrued compensation expenses of approximately $1.9 million. We had other current liabilities, including amounts due to officers, accrued interest, notes payable and current portion of long term debt of approximately $2.9 million, including those issued prior to the beginning of fiscal year 2004. To the extent convertible debentures or promissory notes that we have issued are converted into shares of common stock, we will not be obligated to repay the converted amounts.

    Cash used in our operating activities totaled approximately $636,000 for the six months ended March 31, 2005 as compared to approximately $450,000 for the six months ended March 31, 2004. No cash was used in or provided by our investing activities in the six months ended March 31, 2005 or 2004.

    Cash provided by our financing activities totaled approximately $116,000 for the six months ended March 31, 2005 as compared to cash provided by our financing activities of approximately $491,000 for the six months ended March 31, 2004. We raised all of the cash provided by our financing activities during the six months ended March 31, 2005 and 2004 from the issuance of common stock, convertible debentures and/or promissory notes.

    As of the following dates, we were in default in the repayment of principal and interest in the corresponding amounts set forth below on our secured convertible debentures due as of those dates:

                              Principal              Current
                              Amount($)             Principal
        Default Date       at Default Date          Amount($)
       ------------        ---------------        --------------
       March 29, 2003...   $     114,000          $        -
       May 10, 2003.....         150,000                   -
       June 17, 2003....         300,000                   -
       November 27, 2003         200,000                   -
       March 3, 2004....         123,000                   -
       May 12, 2004.....         150,000               92,400
       November 25, 2004         100,000              100,000
       December 3, 2004.          50,000               50,000
       December 31, 2004          50,000               50,000
       February 18, 2005          50,000               50,000
       March 4, 2005             250,000              250,000
                            ------------          -----------
                  Total:    $  1,537,000          $   592,400
                            ============          ===========


    As of May 12, 2005, each of these defaults, other than with respect to payment of principal amounts which have been paid subsequent to the corresponding default date, was continuing and we were in payment default under convertible debentures in the aggregate principal amount of approximately $592,000 plus related interest on those debentures. As of that date, we also were in default under our obligations to register for resale shares of our common stock underlying certain of our outstanding convertible debentures. In addition, as of that date, we also were in default under our obligations to make quarterly interest payments under all of our outstanding convertible debentures issued prior to our convertible debentures issued in April 2004. As of May 12, 2005, as a result of the above defaults, the holders of our secured convertible debentures were entitled to pursue their rights to foreclose upon their security interest in all of our assets. However, as of that date, we were not aware of any action taken by the holders of our secured convertible debentures to pursue such rights, and as of that date we also were not aware of any other legal or similar action taken by those holders to enforce their rights or as a result of our defaults under those secured convertible debentures.

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

    As of May 12, 2005, we had issued the following secured convertible debentures, which provide for interest at the rate of 12 percent per annum, and warrants to purchase common stock to various accredited inventors in connection with debenture offering transactions:

                        Original      Net           Remaining     Accrued and       Warrants
                        Principal  Proceeds to       Principal       Unpaid        Issued in
Issuance Date          Amount ($) ConectiSys ($)(1)  Amount ($)     Interest ($)(2) Offering(#)
---------------        ---------- ----------------- ----------    ---------------- -----------
March 29, 2002...      $ 300,000   $    225,000     $      -      $    27,300       1,500,000
May 10, 2002.....        150,000        125,000            -           36,000         750,000
June 17, 2002....        300,000        238,000            -           72,000       1,500,000
November 27, 2002        200,000        144,000            -              -         1,000,000
March 3, 2003....        150,000        100,000            -           27,700         750,000
May 12, 2003.....        150,000        100,000         92,400         36,100         750,000
November 25, 2003        100,000         76,000        100,000         17,600         500,000
December 3, 2003          50,000         31,000         50,000          8,700         250,000
December 31, 2003         50,000         44,000         50,000          8,200         250,000
February 18, 2004         50,000         35,000         50,000          7,400         250,000
March 4, 2004....        250,000        203,000        250,000         35,800       1,250,000
April 19, 2004...        250,000        165,000            -              -           750,000
June 30, 2004....        625,000        452,000            -              -         1,875,000
September 9, 2004        625,000        482,000            -              -         1,875,000
March 17, 2005           158,033         90,000        158,033         1,000          316,066
April 20, 2005           108,733         91,000        108,733            -           217,466
                     -----------    -----------   ------------      -----------    ----------
           Total:     $3,516,766    $2,601,000        $859,166      $  277,800     13,783,532
                     ===========    ===========   =============    ============    ==========

  __________________

  (1) Amounts are approximate and represent net proceeds after deducting expenses incurred in connection with the offering as well as expenses for legal fees incurred in connection with preparation of reports and statements filed with the Securities and Exchange Commission. Amounts for April, June and September 2004 and March and April 2005 offerings also represent net proceeds after deducting one year of interest paid in advance in the amounts of $30,000, $75,000, $75,000, $1,033 and $1,033, respectively.
  (2) Amounts are approximate and represent accrued and unpaid interest outstanding as of May 12, 2005. The total amount of accrued and unpaid interest does not account for approximately $66,000 of outstanding pre-paid interest.

    Each of the above secured convertible debentures, except for the convertible debentures issued in April, June and September 2004, are due one year following their respective issuance dates. The convertible debentures issued in April, June and September 2004 and March and April 2005 are due two years following their respective issuance dates. The conversion price of our secured convertible debentures is the lower of 40% of the average of the three lowest intra-day trading prices of a share of our common stock on the OTC Bulletin Board(R)during the twenty trading days immediately preceding the conversion date, and either (a) $.06 for the March, May and June 2002 convertible debentures, (b) $.01 for the November 2002, March and May 2003 convertible debentures, or (c) $.005 for the November and December 2003 and the February, March, April, June and September 2004 and March and April 2005 convertible debentures. As of May 12, 2005, the applicable conversion price was approximately $.0003 per share.

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

    As of May 12, 2005, we had a loan outstanding and due on demand in an amount equal to approximately $12,500. This loan accrues interest at an annual rate of 18% and was made by Robert Spigno, our President and Chief Executive Officer and a member of our board of directors. As of that date we also had a loan outstanding and due on demand in an amount equal to approximately $3,100. This loan accrues interest at an annual rate of 18% and was made by Patricia Spigno, our Chief Financial Officer and Secretary.

    As of May 12, 2005, we had a promissory note outstanding and due September 1, 2005, payable in the approximate amount of $142,000. This note bears interest at an annual rate of 18%.

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

    We have been, and currently are, working toward identifying and obtaining new sources of financing. Our current convertible debenture investors have provided us with an aggregate of approximately $3.5 million in financing to date. No assurances can be given that they will provide any additional financing in the future. Our current secured convertible debenture financing documents contain notice and right of first refusal provisions and the grant of a security interest in substantially all of our assets in favor of the convertible debenture investors, all of which provisions will restrict our ability to obtain debt and/or equity financing from any investor other than our current investors.

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

Effect of Inflation

    Inflation did not have any significant effect on the operations of the Company during the three and six months ended March 31, 2005. Further, inflation is not expected to have any significant effect on future operations of the Company.

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

ITEM 3.  CONTROLS AND PROCEDURES.

    Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have concluded, based on their evaluations as of March 31, 2005 (the "Evaluation Date"), that the design and operation of our "disclosure controls and procedures" (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended ("Exchange Act")) are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated, recorded, processed, summarized and reported to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding whether or not disclosure is required.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

    In January 2005, we issued an aggregate of 388,199,753 shares of common stock to four accredited investors upon conversion of an aggregate of $297,404 in principal plus related interest on our convertible debentures.

    In February 2005, we issued an aggregate of 259,976,989 shares of common stock to four accredited investors upon conversion of an aggregate of $232,500 in principal plus related interest on our convertible debentures.

    In March 2005, we issued an aggregate of 1,199,630,444 shares of common stock to four accredited investors upon conversion of an aggregate of $1,072,020 in principal plus related interest on our convertible debentures.

    In March 2005, we issued an aggregate of 271,500,000 shares of common stock valued at $278,862 to four consultants as compensation for services rendered.

    In March 2005, we issued an aggregate of 41,000,000 shares of common stock in exchange for the cancellation of $41,000 of debt.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

    As of the following dates, we were in default in the repayment of principal and interest in the corresponding amounts set forth below on our secured convertible debentures due as of those dates:

                              Principal              Current
                              Amount($)             Principal
        Default Date       at Default Date          Amount($)
       ------------        ---------------        --------------
       March 29, 2003...   $     114,000          $        -
       May 10, 2003.....         150,000                   -
       June 17, 2003....         300,000                   -
       November 27, 2003         200,000                   -
       March 3, 2004....         123,000                   -
       May 12, 2004.....         150,000               92,400
       November 25, 2004         100,000              100,000
       December 3, 2004.          50,000               50,000
       December 31, 2004          50,000               50,000
       February 18, 2005          50,000               50,000
       March 4, 2005             250,000              250,000
                            ------------          -----------
                  Total:    $  1,537,000          $   592,400
                            ============          ===========
    As of May 12, 2005, each of these defaults, other than with respect to payment of principal amounts which have been paid subsequent to the corresponding default date, was continuing and we were in payment default under convertible debentures in the aggregate principal amount of approximately $592,000 plus related interest on those debentures. As of that date, we also were in default under our obligations to register for resale shares of our common stock underlying certain of our outstanding convertible debentures. In addition, as of that date, we also were in default under our obligations to make quarterly interest payments under all of our outstanding convertible debentures issued prior to our convertible debentures issued in April 2004. As of May 12, 2005, as a result of the above defaults, the holders of our secured convertible debentures were entitled to pursue their rights to foreclose upon their security interest in all of our assets. However, as of that date, we were not aware of any action taken by the holders of our secured convertible debentures to pursue such rights, and as of that date we also were not aware of any other legal or similar action taken by those holders to enforce their rights or as a result of our defaults under those secured convertible debentures.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    During the three months ended March 31, 2005, no matters were submitted to a vote of the holders of our securities.

ITEM 5.  OTHER INFORMATION.

    None.

ITEM 6.  EXHIBITS.

    Exhibits
    --------

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


                                    CONECTISYS CORPORATION


    Date:  May 16, 2005        By:  /s/ ROBERT A. SPIGNO
                                    --------------------------
                                    Robert A. Spigno,
                                    Chairman of the Board, President and
                                    Chief Executive Officer
                                    (principal executive officer)


    Date:  May 16, 2005        By:  /s/ PATRICIA A. SPIGNO
                                    ----------------------------
                                    Patricia A. Spigno,
                                    Chief Financial Officer and Secretary
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