Form 10QSB
period 2005-06-30
CONECTISYS CORP
filed 2005-08-15
CIK 790273

<pre>
================================================================================

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)
 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
              For the quarterly period ended JUNE 30, 2005 or

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

        As of August 12, 2005, there were 6,353,666,998 shares of the issuer's common stock, no par value, outstanding.

===============================================================================
                          PART I - FINANCIAL INFORMATION
                                                                           Page
Item 1. Financial Statements.

        Condensed Consolidated Balance Sheets as of
          June 30, 2005 (unaudited)........................................F-1

        Condensed Consolidated Statements of Operations for the Three
          and Nine Months Ended June 30, 2005 (unaudited) and 2004
          (unaudited) and the Cumulative Period From December 31, 1990
          (Inception) Through June 30, 2005 (unaudited)....................F-3

        Condensed Consolidated Statements of Changes in Shareholders'
          Equity (Deficit) for the Cumulative Period From
          December 31, 1990 (Inception) Through June 30, 2005 (unaudited)..F-4

        Condensed Consolidated Statements of Cash Flow for the Nine
          Months Ended June 30, 2005 (unaudited) and 2004 (unaudited) and the Cumulative Period From December 31, 1990 (Inception) Through
          June 30, 2005 (unaudited)........................................F-13

        Notes to Condensed Consolidated Financial Statements (unaudited)...F-16

Item 2.  Management's Discussion and Analysis or Plan of Operation............2

Item 3.  Controls and Procedures..............................................10

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings....................................................10

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds..........10

Item 3.  Defaults Upon Senior Securities......................................11

Item 4.  Submission of Matters to a Vote of Security Holders..................12

Item 5.  Other Information....................................................12

Item 6.  Exhibits.............................................................12

Signatures....................................................................13

Exhibits Filed with this Report on Form 10-QSB................................14
ITEM 1. FINANCIAL STATEMENTS.

<pre>
CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
 CONDENSED CONSOLIDATED BALANCE SHEET
            June 30, 2005

                                                                   Jun. 30,
                                                                     2005
                                                                  Unaudited
                                                            -------------------

Assets
Current assets
  Cash and cash equivalents                                 $           332,284
  Prepaid expenses                                                       64,159
                                                             ------------------
Total current assets                                                    396,443

Property and equipment, net of accumulated
  depreciation of $341,018                                                3,899

Other assets
  License and technology, net of accumulated
    amortization of $421,478                                                  0
  Loan fees, net of accumulated
    amortization of $448,601                                             44,586
                                                             ------------------

Total assets                                                $           444,928
                                                             ==================

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
 CONDENSED CONSOLIDATED BALANCE SHEET
            June 30, 2005

                                                                   Jun. 30,
                                                                     2005
                                                                  Unaudited
                                                            -------------------
Liabilities and shareholders' equity
Current liabilities
  Accounts payable                                          $           257,603
  Accrued compensation                                                1,682,937
  Due to officers                                                         4,485
  Accrued interest payable                                              483,994
  Other current liabilities                                               5,500
  Notes payable and current potion of
    long-term debt                                                    1,523,795
                                                             ------------------
Total current liabilities                                             3,958,314

Long-term debt, net of current                                        1,390,445
                                                             ------------------
Total liabilities                                                     5,348,759

Shareholders' equity
Preferred stock - Class A, $1.00 par value;
  1,000,000 shares authorized, 215,865 shares
  issued and outstanding                                                215,865
Convertible preferred stock - Class B, $1.00
  par value; 1,000,000 shares authorized,
  -0- shares issued and outstanding                                           0
Common stock - 7,500,000,000 shares authorized,
  no par value; 5,104,464,998 shares issued
  and outstanding                                                    25,864,023
Additional paid-in capital:
  Convertible preferred stock - Class B $1.00 par
    value, 1,000,000 stock options exercisable                          100,000
  Common stock, no par value 14,514,516 stock
    options and warrants exercisable                                  1,363,412

Deficit accumulated during development stage                        (32,447,131)
                                                             ------------------
Total shareholders' equity (deficit)                                 (4,903,831)
                                                             ------------------

Total liabilities and shareholders' equity                  $           444,928
                                                             ==================

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Nine Months Ended June 30, 2005 and 2004
      And the Cumulative Period
From December 31, 1990 (Inception) Through June 30, 2005

                                                                                                                   Dec. 1, 1990
                                                                                                                   (Inception)
                                                                                                                     Period
                                  3 Months Ended       3 Months Ended       9 Months Ended       9 Months Ended      Through
                                    Jun. 30,             Jun. 30,             Jun. 30,             Jun. 30,          Jun. 30,
                                      2005                 2004                 2005                 2004              2005
                                    Unaudited            Unaudited            Unaudited            Unaudited         Unaudited
                               ------------------   ------------------   ------------------  -------------------   -------------
Revenues                       $               0    $                0   $               0   $                0    $    517,460

Cost of goods sold                        32,121                26,583             135,795               48,778       1,021,737
                              ------------------    ------------------   ------------------  -------------------   -------------
Gross profit                             (32,121)              (26,583)           (135,795)             (48,778)       (504,277)

General and administrative               397,652               331,056           1,497,589              963,406      23,179,739
                               ------------------   ------------------   ------------------  -------------------   -------------
Loss from operations                    (429,773)            (357,639)          (1,633,384)          (1,012,184)    (23,684,016)

Other income (expenses)
  Settlement                                   0                    0                    0             (150,000)       (125,000)
  Other income                                 0                    0                    0                    0          12,072
  Interest income                              0                    0                    0                    0         102,924
  Interest expense                      (549,666)            (791,470)          (1,279,882)          (1,828,959)     (6,438,008)
  Write-off of intangible assets               0                    0                    0                    0      (1,299,861)
  Minority interest                            0                    0                    0                    0          62,500
                               ------------------   ------------------   ------------------  -------------------   -------------
Net loss                       $        (979,439)   $      (1,149,109)   $      (2,913,266)  $       (2,991,143)   $(31,369,389)
                               ==================   ==================   ==================  ===================   =============
Weighted average shares
outstanding                        4,606,915,696          846,374,982        2,743,784,176          660,024,294

Net loss per share                         (0.00)               (0.00)               (0.00)               (0.00)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
For the Cumulative Period From December 1, 1990 (Inception) Through June 30,
2005


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


CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
For the Cumulative Period From December 1, 1990 (Inception) Through June 30, 2005

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
For the Cumulative Period From December 1, 1990 (Inception) Through June 30, 2005
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


CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
For the Cumulative Period From December 1, 1990 (Inception) Through June 30, 2005

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


CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
For the Cumulative Period From December 1, 1990 (Inception) Through June 30, 2005

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


CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
For the Cumulative Period From December 1, 1990 (Inception) Through June 30, 2005

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


CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
For the Cumulative Period From December 1, 1990 (Inception) Through June 30, 2005

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


CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
For the Cumulative Period From December 1, 1990 (Inception) Through June 30, 2005

                         Preferred Stock            Common Stock            Additional    Stock                       Total
                          Class A and B               No Par Value            Paid-in   Subscription  Accumulated   Shareholders'
                        Shares        Value        Shares         Value        Capital    Receivable     Deficit   Equity (Deficit)
                      ----------------------      --------------------------   ---------- ------------- ---------- ---------------
Shares issued in exchange for:
Services, October 2003 through
  December 2003 valued from
  $0.002 to $0.003 per share 15,845   15,845       57,300,000        78,400            0            0             0        94,245
Issuance of 13,750,000 warrants
 November 2003 through
 June 2004 at an exercise
 price of $0.005 per share, in
 conjunction with $1,375,000
 principal value of 12%
 convertible debt                 0        0                0             0        9,447            0             0         9,447
Debt and accrued liabilities
  November 2003 to September
  2004 with common shares
  valued from $0.001 to $0.0512
  per share                       0        0      156,625,000       163,575            0            0             0       163,575
Cash, October 2003 through
  September 2004 with prices
  of approximately $0.001         0        0       74,670,000        75,000            0            0             0        75,000
  per share
Re-characterization of beneficial
  conversion option as derivative
  conversion option , October 2003
  pertaining to $881,550 of
  convertible debt at
  September 30, 2003              0        0                 0             0     (881,550)           0             0      (881,550)
Conversion of $218,115 principal
  value of 12% convertible debt
  $327,172 of derivative
  conversion option
  along with $49,008 accrued
  interest, net of $28,571
  convertible debt discount       0         0       352,352,250       565,724                         0             0       565,724

Net loss for the year             0         0                 0             0            0            0    (4,228,827)   (4,228,827)
                        ----------- ---------       -----------   -----------  -----------  -----------   -----------   -----------
Balance, September 30, 2004 215,865   215,865     1,131,172,122    20,690,236    1,462,958            0   (29,533,865)   (7,164,806)

The accompanying notes are an integral part of these condensed consolidated financial statements.


CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
For the Cumulative Period From December 1, 1990 (Inception) Through June 30, 2005

                         Preferred Stock            Common Stock            Additional    Stock                       Total
                          Class A and B               No Par Value            Paid-in   Subscription  Accumulated   Shareholders'
                        Shares        Value        Shares         Value        Capital    Receivable     Deficit   Equity (Deficit)
                      ----------------------      --------------------------   ---------- ------------- ---------- ---------------
Shares issued in exchange for:
Cash, January 2005 with a price
  of $0.00125 per share           0        0         4,000,000        5,000            0            0             0         5,000
Debt and accrued liabilities
  November 2003 to June
  2005 with common shares
  valued from $0.001 to $0.0512
  per share                       0        0        64,500,000       52,000            0            0             0        52,000
Services, October 2004 through
  June 2005 valued from
  $0.0012 to $0.01 per share      0        0       326,800,000      408,862            0            0             0       408,862
Issuance of 1,620,862 warrants
 March 2005 through
 June 2005 at an exercise
 price of $0.0039 per share, in
 conjunction with $810,431
 principal value of 8%
 convertible debt                 0         0                 0           0          454            0             0           454
Conversion of $2,255,890 principal
  value of 12% convertible debt,
  $3,383,835 of derivative
  conversion option
  along with $41,765 accrued
  interest, net of $973,565
  convertible debt discount       0         0     3,577,992,876    4,707,925            0            0             0     4,707,925

Net loss for the period           0         0                 0            0            0            0    (2,913,266)   (2,913,266)
                        ----------- ---------     -------------  -----------  -----------  -----------   -----------   -----------

Balance, June 30, 2005      215,865 $ 215,865     5,104,464,998 $ 25,864,023 $  1,463,412 $          0 $( 32,447,131) $ (4,903,831)
                        ===========  ========     =============  ===========  ===========  ===========  ============   ===========

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
For the Nine Months Ended June 30, 2005 and 2004
      And the Cumulative Period
From December 31, 1990 (Inception) Through June 30, 2005

                                                                                      Dec. 1, 1990
                                                                                      (Inception)
                                         9 Months Ended       9 Months Ended            Through
                                              Jun. 30,             Jun. 30,             Jun. 30,
                                                2005                 2004                 2005
                                             Unaudited            Unaudited            Unaudited
                                        -------------------  ------------------- --------------------
Operating activities
  Net (loss)                           $        (2,913,266) $        (2,991,143) $       (31,369,389)
    Adjustments to reconcile net (loss)
      to net cash provided by (used by)
      operating activities:
        Provision for bad debt                           0                    0            1,422,401
        Depreciation and amortization               19,459               10,697            1,730,619
        Derivative conversion option                     0            1,320,257            1,572,705
        Stock issued for services                  408,862               69,245            8,008,035
        Stock issued for interest                   41,764                                   577,355
        Settlements                                      0                    0              (25,000)
        Minority interest                                0                    0              (62,500)
        Intangibles                                      0                    0            1,299,861
        Amortization of loan fees
          and note discounts                     1,173,898              459,254            3,385,175
Changes in operating assets and liabilities
  (Increase) decrease in assets
    Accounts receivable                                  0                    0               (4,201)
    Prepaid expenses                               112,808             (165,000)             118,187
    Interest receivable                                  0                    0              (95,700)
  Increase (decrease) in liabilities
    Accounts payable                                 1,423              (29,059)           1,034,932
    Accrued compensation                           224,701              303,360            2,804,954
    Due to officers                                (26,280)             (24,074)             680,522
    Other current liabilities                      (22,743)             103,281              733,285
                                         -----------------   ------------------   ------------------
Net cash (used by) operating activities           (979,374)            (943,182)          (8,188,759)

The accompanying notes are an integral part of these condensed consolidated financial statements.


CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
For the Nine Months Ended June 30, 2005 and 2004
      And the Cumulative Period
From December 31, 1990 (Inception) Through June 30, 2005


                                                                                      Dec. 1, 1990
                                                                                      (Inception)
                                           9 Months Ended       9 Months Ended          Through
                                              Jun. 30,             Jun. 30,             Jun. 30,
                                                2005                 2004                 2005
                                             Unaudited            Unaudited            Unaudited
                                         ------------------  ------------------- --------------------

Investing activities
  Collection of notes receivable       $                 0  $                 0  $                 0
  Increase in notes receivable                           0                    0           (1,322,500)
  Cost of license & technology                           0                    0              (94,057)
  Purchase of equipment                                  0                    0             (211,734)
                                         -----------------   ------------------   ------------------
Net cash provided by (used by) investing
  activities                                             0                    0           (1,628,291)

Financing activities
  Common stock issued for cash                       5,000               50,000            3,492,172
  Stock warrants                                       454                6,495              197,032
  Preferred stock issued for cash                                             0               16,345
  Proceeds from stock purchase                           0                    0              281,250
  Loan fees                                        (26,000)            (263,401)            (543,187)
  Proceeds from debts
    Related party                                        0                    0              206,544
    Other                                          810,431            1,607,095            7,046,692
  Payments on debt
    Related party                                                             0              (53,172)
    Other                                          (28,271)             (53,204)            (530,307)
  Decrease in subscription receivable                    0                    0               35,450
  Contributed capital                                    0                    0                  515
                                         ------------------   -----------------    -----------------
Net cash provided by (used by) financing
 activities                                        761,614            1,346,985           10,149,334
                                         -----------------   ------------------   ------------------
Net increase (decrease) in cash                   (217,760)             403,803              332,284

Cash beginning of period                           550,044                2,282                    0
                                         -----------------   ------------------   ------------------

Cash end of period                      $          332,284  $           406,085  $           332,284
                                         =================   ==================   ==================
The accompanying notes are an integral part of these condensed consolidated financial statements.


CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
For the Three and Nine Months Ended June 30, 2005 and 2004
      And the Cumulative Period
From December 31, 1990 (Inception) Through June 30, 2005

                                                                                      Dec. 1, 1990
                                                                                      (Inception)
                                           9 Months Ended       9 Months Ended          Through
                                              Jun. 30,             Jun. 30,             Jun. 30,
                                                2005                 2004                 2005
                                             Unaudited            Unaudited            Unaudited
                                         ------------------  ------------------- --------------------

Cash paid during the year for
  Interest                                          14,653              105,000              633,020
  Taxes                                                  0                    0               14,450

Non-cash investing and financing activities
  Common stock issued for
    Note receivable                                      0                    0              281,250
    Prepaids                                             0                    0              182,346
    PP&E                                                 0                    0              130,931
    Deposit                                              0                    0                    0
    License & technology                                 0                    0            2,191,478
    Minority interest                                    0                    0               59,247
   Repayment of debt                            4,718,160              343,357           11,019,127
   Service & interest                             450,626              100,011            5,399,818
  Preferred stock issued for
    Services                                                             15,845               75,845
    Repayment of debt                                    0                    0              119,520
  Preferred stock options issued for
    Repayment of debt                                    0                    0              100,000

  Re-characterize beneficial
    conversion option as debt                            0                    0              881,550

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005

Note 1.         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements contained in the Company's Annual Report on Form 10-KSB for the year ended September 30, 2004. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for the fair presentation have been included. The results for the three and nine months ended June 30, 2005 do not necessarily indicate the results that may be expected for the full year.

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

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005

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

As of June 30, 2005, the Company had 5,104,464,998 shares of common stock outstanding. If all of the Company's unexpired stock warrants and options (including contingent issuances) were exercised, and all the principal value and accrued interest on its outstanding convertible debentures were converted, the Company's incremental common shares (not included in the denominator of diluted earnings (loss) per share because of their anti-dilutive nature) would be as follows:

Class B preferred stock options                   10,000,000
Convertible note holder - common stock warrants   11,120,862
Common stock options - officers                    1,943,654
Common stock options - other                       1,450,000
                                               -------------
Subtotal                                          24,514,516

Accrued officer compensation ($480,000),
convertible into common stock                     69,602,215

Convertible note holder principal value
($1,299,631), accrued interest ($294,598)
less prepaid interest ($73,242),
assumed converted into common stock at
$0.0002 per share                              7,604,935,000
                                               -------------
Total potential common stock equivalents       7,699,051,731

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005

Note 1.         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The following table illustrates the effect on net loss if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation:

                                    Nine Months Ended  Nine Months Ended
                                        6/30/2005          6/30/2004
                                   ------------------  ------------------
        Net loss, as reported      $    (2,913,266)    $    (2,991,143)

        Add:    Total stock-based
        compensation expense included
        in net loss, as reported                -                   -

        Deduct: Total stock-based
        compensation expense
        determined under fair value based
        method for all awards, net of
        related tax effects                     -                   -
                                    --------------     ---------------
        Pro forma net loss         $    (2,913,266)    $   (2,991,143)

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005

NOTE 2. GOING CONCERN UNCERTAINTY

As of June 30, 2005, the Company had a deficiency in working capital of approximately $3,600,000 and had incurred continual net losses since its return to the development stage in fiscal 1996, of approximately $31,000,000, which raise substantial doubt about the Company's ability to continue as a going concern.

Management's plans for correcting these deficiencies include the future sales and licensing of the Company's products and technologies, the raising of capital through the issuance of common stock and from continued officer advances, which are expected to help provide the Company with the liquidity necessary to meet operating expenses. An investor group had previously advanced the Company an aggregate amount of $3,250,000 through fourteen similar funding tranches occurring in April 2002, May 2002, June 2002, November 2002, March 2003, May 2003, November 2003, December 2003, December 2003, February 2004, March 2004, April 2004, June 2004 and September 2004. During the nine months ended June 30, 2005, the same investor group committed to advance the Company up to an additional $1,400,000 payable in twelve monthly installments. The Company received $158,033 in March 2005, $108,733 in April 2005 and $543,665 in June 2005, including certain fees payable, in connection with this additional financing. Over the longer term, the Company plans to achieve profitability through its operations from the sale and licensing of its H-Net(TM) automatic meter-reading system. The accompanying condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of the recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005

NOTE 3.   PREPAID EXPENSES AND DEPOSITS

The Company has accrued a prepaid expense of $120,000 as a staying bonus for its Chief Executive Officer and its Chief Financial Officer and Secretary as per their employment contracts (see NOTE 5). The staying bonus is being amortized over the calendar year 2005. For the calendar year ended December 31, 2005, $60,000 of this expense was amortized as officer salaries with a balance of $60,000 at June 30, 2005.

In connection with the convertible debenture financing obtained in April 2004, June 2004 and September 2004, the Company prepaid $30,000, $75,000 and $75,000 dollars in interest, respectively (see NOTE 7). The prepaid interest is being amortized over a one year period. For the year ended September 30, 2004, $13,562, $19,110 and $4,520 were amortized, respectively, related to this prepaid interest for a total of $37,192. The balances at September 30, 2004 were $16,438, $55,890 and $70,480 for total prepaid interest of $142,808. During the nine months ended June 30, 2005, an additional $6,264, $33,190 and $37,343 were amortized, respectively, related to this prepaid interest for a total of $76,797. The balances at June 30, 2005 tentatively were $10,174, $22,700 and $33,137 for a total prepaid interest of $66,011. During the nine months ended June 30, 2005, the Company converted all convertible debentures relating to the $10,174, $22,700 and $33,137 prepaid balances. These amounts are being applied to the remaining accrued and unpaid interest on other debentures, and as a result, there is no prepaid interest recorded at June 30, 2005.

Also included in prepaid expenses is a prepaid retainer in the amount of $4,159 to a law firm in connection with a suit brought forth by Devon Investment Advisors Ltd. As of June 30, 2005, the balance in prepaid expenses was $64,159.

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005

NOTE 4.   LOAN FEES

In February 2002, the Company received $340,000 in short-term financing from an investment group through the issuance of a promissory note maturing on May 15, 2002 and accruing interest at an annual rate of 18%. Included in the loan was $40,000 in fees, consisting specifically of a $30,000 finder's fee and a $10,000 legal fee. These loan fees were fully amortized at September 30, 2002, with the balances written-off at June 30, 2005 as a result of a legal settlement.

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

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005

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

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005

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

Total amortization on the one- and two-year lives of all loan fees amounted to $97,034 during the year ended September 30, 2004, leaving an unamortized balance at September 30, 2004 of $144,705. During the nine months ended
June 30, 2005, total amortization of loan fees amounted to $123,398, leaving an unamortized balance of $21,307.

In March 2005, the Company received another $158,033 from the above accredited investor group in exchange for 8% convertible debentures, convertible at the lesser of $0.005 per share and 40% of the average of the lowest three intra-day trading prices of a share of common stock during the 20 trading days immediately preceding conversion. The convertible debentures were accompanied by 316,066 common stock warrants, exercisable over a five-year period at $0.0039 per share. Loan fees associated with these loans amounted to $14,000, consisting of $9,000 in finder's fees and $5,000 in legal costs. The Company also paid $1,033 in prepaid interest.

In April 2005, the Company received another $108,733 from the above accredited investor group in exchange for 8% convertible debentures, convertible at the lesser of $0.005 per share and 40% of the average of the lowest three intra-day trading prices of a share of common stock during the 20 trading days immediately preceding conversion. The convertible debentures were accompanied by 217,466 common stock warrants, exercisable over a five-year period at $0.0039 per share. Loan fees associated with these loans amounted to $2,000 in finder's fees. The Company also paid $1,033 in prepaid interest.

In May 2005, the Company received another $543,665 from the above accredited investor group in exchange for 8% convertible debentures, convertible at the lesser of $0.005 per share and 40% of the average of the lowest three intra-day trading prices of a share of common stock during the 20 trading days immediately preceding conversion. The convertible debentures were accompanied by 1,087,330 common stock warrants, exercisable over a five-year period at $0.0039 per share. Loan fees associated with these loans amounted to $10,000, in finder's fees. The Company also paid $5,165 in prepaid interest.

During the nine months ended June 30, 2005, total amortization of current year's loan fees amounted to $2,721, leaving an unamortized balance of $23,279.

Total unamortized loan fees at June 30, 2005 is $44,586.

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005

NOTE 5.    DUE TO/FROM OFFICERS

At September 30, 2001, a revolving promissory note agreement for $56,880 was drawn up, due on demand, at an annual interest rate of 18%, for unpaid cumulative advances (plus interest) made by the Company's CEO. During the year ended September 30, 2002, cash advances of $31,500 were made. Additionally, the loan account was increased by $120,875, representing the value of 2,361,814 restricted shares of the Company's common stock held by the CEO, which were used as collateral and transferred to a note holder in June of 2002 to partially cover a $300,000 debt, and by $16,202, representing the value of 794,857 restricted shares of the Company's common stock held by the CEO, which were pledged to and sold by a convertible note holder on a Company obligation in default. Repayments of debt by the Company amounted to $144,806 and accrued interest amounted to $6,913 during the year ended September 30, 2002, resulting in a loan balance due the CEO at September 30, 2002 of $87,564. During the
year ended September 30, 2003, additional cash advances totaling $37,869 were made, along with $37,423, representing another 1,835,885 restricted shares of the Company's common stock pledged and sold by the above note holder.
Repayments of debt by the Company amounted to $136,009, including re-issuance of 2,361,814 restricted shares of the Company's common stock valued at $120,875 that had been transferred to a note holder during the previous fiscal year. Accrued interest during the year ended September 30, 2003 was $10,073, bringing
the loan balance due the CEO at September 30, 2003 to $36,920.   During the
year ended September 30, 2004, the Company repaid $32,673. Accrued interest of $3,558 during the period brought the loan balance due the CEO at September 30, 2004 to $7,805. During the nine months ended June 30, 2005, the Company repaid $8,465 including accrued interest during the period of to $660. There is no amount due to the CEO at June 30, 2005.

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005

NOTE 5.    DUE TO/FROM OFFICERS (continued)

At September 30, 2001, a promissory note agreement for $25,874 was drawn up, due on demand, at an annual interest rate of 18 percent, for cumulative advances (plus interest) made by the Company's Secretary/Treasurer. The Secretary/Treasurer had also borrowed on a personal credit card for the Company's behalf in the amount of $18,455, bringing the total obligation due the Secretary/Treasurer at September 30, 2001 to $44,329. During the year ended September 30, 2002, the personal credit card balance was virtually paid-off. Additional loan advances were $19,500, loan repayments were $39,500, and accrued interest was $2,269 during the year ended September 30, 2002, bringing the aggregate loan balance due the Secretary/Treasurer at September 30, 2002 to $8,143. During the year ended September 30, 2003, additional cash advances of $37,500 were made, and accrued interest was $6,522, resulting in a loan balance due the secretary Treasurer at September 30, 2003 of $52,165. During the year ended September 30, 2004, the Company repaid $25,655 and received an additional $666 from the treasurer. Accrued interest amounted to $8,077 during the period bring the loan balance due the Secretary at September 30, 2004 to $35,253. During the nine months ended June 30, 2005, the Company repaid $33,744.
Accrued interest during the period amounted to $2,976, bringing the loan balance at June 30, 2005 to $4,485. The loan balance at June 30, 2005 is currently due on demand and continues to accrue interest at the rate of 18% per year.

During the period May through September 2002, the Company's Chief Technical Officer advanced the Company $32,946, corresponding to 684,407 restricted shares of the Company's common stock held by the officer, which were pledged to and sold by a convertible note holder on a Company obligation in default. Accrued interest at the annual rate of 18% was $1,831 through the end of the fiscal year, bringing the total loan amount to $34,777 at September 30, 2002. In November 2002, the Company re-issued the 684,407 restricted shares to the Chief Technical Officer (valued at $32,946) that had been pledged to and sold by the convertible note holder during the previous fiscal year. Accrued interest amounted to $1,205 during the year ended September 30, 2003, resulting in a loan balance of $3,036 as of that date. During the year ended September 30, 2004, the Company repaid $15,623. During the year ended September 30, 2004, accrued interest amounted to $294, which brought the tentative balance due from the Chief Technical Officer to $12,293. This amount has been applied against the accrued compensation owed the Chief Technical Officer, resulting in a net amount due to/from the officer at June 30, 2005 of $0.

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005

NOTE 5.    DUE TO/FROM OFFICERS (continued)

The aggregate amount due officers at June 30, 2005 and September 30, 2004 was $4,485 and $30,765, respectively and interest expense on the officer loans amounted to $3,636 for the nine months ended June 30, 2005 and $11,929 for the year ended September 30, 2004. For presentation purposes $26,097 due from the Chief Executive Officer and $12,293 due from the Chief Technical Officer for a total of $38,390 has been shown as a receivable and $4,485 has been shown as due to officers at June 30, 2005.

As of June 30, 2005, the Company owed its officers $1,721,327 in accrued compensation. Of this amount, $480,000 was attributable to aggregate staying bonuses payable to the President and Secretary/Treasurer of the Company as of December 31, 2003. An additional $120,000 was accrued on December 31, 2004,
which will be amortized over the 2005 calendar year.   The staying bonuses are
to be compensated for with the Company's common stock, valued at the average bid and ask price for the stock for the 30 days prior to each respective year-end issuance date. The total common stock to be issued as staying bonuses amounted to 29,530,431 shares at September 30, 2004 and 69,602,215 at June 30, 2005.

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005

NOTE 6.    NOTES PAYABLE

Notes payable at June 30, 2005 consisted of the following:

Convertible Debentures - secured by substantially all the assets of the Company

     Convertible Debenture #1

     Note payable to AJW Partners, LLC
      (Convertible Debenture) due on
      March 29, 2003 at an annual interest
      rate of 12%                                  $    0

     Accrued interest of $7,075 and principal
      on Convertible Debenture convertible
      into approximately 35,375,000
      shares of common stock at the price
      of $0.0002 at June 30, 2005                    7,075  $     7,075
                                                   -------
     Note payable to New Millennium Capital
      Partners II, LLC (Convertible Debenture)
      due on March 29, 2003 at an annual interest
      rate of 12%                                  $     0

     Accrued interest of $7,075 and principal
      on Convertible Debenture convertible
      into approximately 35,375,000
      shares of common stock at the price
      of $0.0002 at June 30, 2005                    7,075        7,075
                                                   -------

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005

NOTE 6.    NOTES PAYABLE (continued)

     Note payable to AJW/New Millennium
      Offshore, Ltd. (Convertible Debenture)
      due on March 29, 2003 at an annual
      interest rate of 12%                          $    0

     Accrued interest of $8,136 and principal
      on Convertible Debenture convertible
      into approximately 40,680,000
      shares of common stock at the price
      of $0.0002 at June 30, 2005                    8,136 $    8,136
                                                   -------
     Note payable to Pegasus Capital Partners,
      LLC (Convertible Debenture) due on
      March 29, 2003 at an annual interest
      rate of 12%                                   $    0

     Accrued interest of $4,975 and principal
      on Convertible Debenture convertible
      into approximately 24,875,000
      shares of common stock at the price
      of $0.0002 at June 30, 2005                    4,975  $     4,975
                                                   -------
     Convertible Debenture #2

     Note payable to AJW Partners, LLC
      (Convertible Debenture) due on
      May 10, 2003 at an annual interest
      rate of 12%                                   $     0

     Accrued interest of $9,600 and principal
      on Convertible Debenture convertible
      into approximately 48,000,000
      shares of common stock at the price
      of $0.0002 at June 30, 2005                     9,600  $    9,600
                                                   --------

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005

NOTE 6.    NOTES PAYABLE (continued)

     Note payable to New Millennium Capital
      Partners II, LLC (Convertible Debenture)
      due on  May 10, 2003 at an annual
      interest rate of 12%                         $     0

     Accrued interest of $9,600 and principal
      on Convertible Debenture convertible
      into approximately 48,000,000
      shares of common stock at the price
      of $0.0002 at June 30, 2005                    9,600  $     9,600
                                                   -------
     Note payable to AJW/New Millennium
      Offshore, Ltd. (Convertible Debenture)
      due on May 10, 2003 at an annual
      interest rate of 12%                          $     0

     Accrued interest of $10,800 and principal
      on Convertible Debenture convertible
      into approximately 54,000,000
      shares of common stock at the price
      of $0.0002 at June 30, 2005                    10,800  $   10,800
                                                    -------

     Note payable to Pegasus Capital Partners,
      LLC (Convertible Debenture) due on
      May 10, 2003 at an annual
      interest rate of 12%                          $     0

     Accrued interest of $6,000 and principal
      on Convertible Debenture convertible
      into approximately 30,000,000
      shares of common stock at the price
      of $0.0002 at June 30, 2005                     6,000  $   6,000
                                                    -------

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005

NOTE 6.    NOTES PAYABLE (continued)

     Convertible Debenture #3

     Note payable to AJW Partners, LLC
      (Convertible Debenture) due on
      June 17, 2003 at an annual interest
      rate of 12%                                    $     0

     Accrued interest of $19,200 and principal
      on Convertible Debenture convertible
      into approximately 96,000,000
      shares of common stock at the price
      of $0.0002 at June 30, 2005                     19,200  $   19,200
                                                    --------

     Note payable to New Millennium Capital
      Partners II, LLC (Convertible Debenture)
      due on  June 17, 2003 at an annual
      interest rate of 12%                           $     0

     Accrued interest of $19,200 and principal
      on Convertible Debenture convertible
      into approximately 96,000,000
      shares of common stock at the price
      of $0.0002 at June 30, 2005                     19,200 $   19,200
                                                     -------

     Note payable to AJW/New Millennium
      Offshore, Ltd. (Convertible Debenture)
      due on June 17, 2003 at an annual
      interest rate of 12%                           $     0

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005

NOTE 6.    NOTES PAYABLE (continued)

      Accrued interest of $21,600 and principal
      on Convertible Debenture convertible
      into approximately 108,000,000
      shares of common stock at the price
      of $0.0002 at June 30, 2005                     21,600  $   21,600
                                                    --------

     Note payable to Pegasus Capital Partners,
      LLC (Convertible Debenture) due on
      June 17, 2003 at an annual
      interest rate of 12%                           $     0

     Accrued interest of $12,000 and principal
      on Convertible Debenture convertible
      into approximately 60,000,000
      shares of common stock at the price
      of $0.0002 at June 30, 2005                     12,000  $   12,000
                                                    --------
     Convertible Debenture #5

     Note payable to AJW Partners, LLC
      (Convertible Debenture) due on
      March 3, 2004 at an annual interest
      rate of 12%                                    $     0

     Accrued interest of $9,240 and principal
      on Convertible Debenture convertible
      into approximately 46,200,000
      shares of common stock at the price
      of $0.0002 at June 30, 2005                      9,240  $    9,240
                                                     -------

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005

NOTE 6.    NOTES PAYABLE (continued)

     Note payable to AJW Offshore, Ltd.
      (Convertible Debenture) due on
      March 3, 2004 at an annual interest
      rate of 12%                                    $     0

     Accrued interest of $9,240 and principal
      on Convertible Debenture convertible
      into approximately 46,200,000
      shares of common stock at the price
      of $0.0002 at June 30, 2005                      9,240  $    9,240
                                                     -------

     Note payable to AJW Qualified Partners,
      LLC (Convertible Debenture) due on
      March 3, 2004 at an annual interest
      rate of 12%                                    $     0

     Accrued interest of $9,240 and principal
      on Convertible Debenture convertible
      into approximately 46,200,000
      shares of common stock at the price
      of $0.0002 at June 30, 2005                      9,240       9,240
                                                     -------

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005

NOTE 6.    NOTES PAYABLE (continued)

     Convertible Debenture #6

     Note payable to AJW Partners, LLC
      (Convertible Debenture) due on
      May 12, 2004 at an annual interest
      rate of 12%                                    $     0

     Accrued interest of $12,000 and principal
      on Convertible Debenture convertible
      into approximately 60,000,000
      shares of common stock at the price
      of $0.0002 at June 30, 2005                     12,000  $   12,000
                                                     -------

     Note payable to AJW Offshore, Ltd.
      (Convertible Debenture) due on
      May 12, 2004 at an annual interest
      rate of 12%                                    $     0

     Accrued interest of $12,000 and principal
      on Convertible Debenture convertible
      into approximately 60,000,000
      shares of common stock at the price
      of $0.0002 at June 30, 2005                     12,000  $   12,000
                                                     -------

     Note payable to AJW Qualified Partners,
      LLC (Convertible Debenture) due on
      May 12, 2004 at an annual interest
      rate of 12%                                    $     0

     Accrued interest of $12,000 and principal
      on Convertible Debenture convertible
      into approximately 60,000,000
      shares of common stock at the price
      of $0.0002 at June 30, 2005                     12,000  $   12,000
                                                    --------

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005

NOTE 6.    NOTES PAYABLE (continued)

     Convertible Debenture #7

     Note payable to AJW Partners, LLC
      (Convertible Debenture) due on
      November 25, 2004 at an annual interest
      rate of 12%                                    $33,334

     Accrued interest of $6,400 and principal
      on Convertible Debenture convertible
      into approximately 198,670,000
      shares of common stock at the price
      of $0.0002 at June 30, 2005                      6,400  $   39,734
                                                    --------
     Note payable to AJW Offshore, Ltd.
      (Convertible Debenture) due on
      November 25, 2004 at an annual interest
      rate of 12%                                    $33,333

      Accrued interest of $6,400 and principal
      on Convertible Debenture convertible
      into approximately 198,665,000
      shares of common stock at the price
      of $0.0002 at June 30, 2005                      6,400  $   39,733
                                                    --------
     Note payable to AJW Qualified Partners,
      LLC (Convertible Debenture) due on
      November 25, 2004 at an annual interest
      rate of 12%                                    $33,333

     Accrued interest of $6,400 and principal
      on Convertible Debenture convertible
      into approximately 198,665,000
      shares of common stock at the price
      of $0.0002 at June 30, 2005                      6,400  $   39,733
                                                    --------

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005

NOTE 6.    NOTES PAYABLE (continued)

     Convertible Debenture #8

     Note payable to AJW Partners, LLC
      (Convertible Debenture) due on
      December 3, 2004 at an annual interest
      rate of 12%                                    $16,667

     Accrued interest of $3,156 and principal
      on Convertible Debenture convertible
      into approximately 99,115,000
      shares of common stock at the price
      of $0.0002 at June 30, 2005                      3,156  $   19,823
                                                    --------

     Note payable to AJW Offshore, Ltd.
      (Convertible Debenture) due on
      December 3, 2004 at an annual interest
      rate of 12%                                    $16,667

     Accrued interest of $3,156 and principal
      on Convertible Debenture convertible
      into approximately 99,115,000
      shares of common stock at the price
      of $0.0002 at June 30, 2005                      3,156 $   19,823
                                                    --------

     Note payable to AJW Qualified Partners,
      LLC (Convertible Debenture) due on
      December 3, 2004 at an annual interest
      rate of 12%                                    $16,666

     Accrued interest of $3,156 and principal
      on Convertible Debenture convertible
      into approximately 99,110,000
      shares of common stock at the price
      of $0.0002 at June 30, 2005                      3,156  $   19,822
                                                    --------

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005

NOTE 6.    NOTES PAYABLE (continued)

     Convertible Debenture #9

     Note payable to AJW Partners, LLC
      (Convertible Debenture) due on
      December 31, 2004 at an annual interest
      rate of 12%                                    $16,667

     Accrued interest of $3,003 and principal
      on Convertible Debenture convertible
      into approximately 98,350,000
      shares of common stock at the price
      of $0.0002 at June 30, 2005                      3,003  $   19,670
                                                    --------

     Note payable to AJW Offshore, Ltd.
      (Convertible Debenture) due on
      December 31, 2004 at an annual interest
      rate of 12%                                    $16,667

     Accrued interest of $3,003 and principal
      on Convertible Debenture convertible
      into approximately 98,350,000
      shares of common stock at the price
      of $0.0002 at June 30, 2005                      3,003  $   19,670
                                                    --------

     Note payable to AJW Qualified Partners,
      LLC (Convertible Debenture) due on
      December 31, 2004 at an annual interest
      rate of 12%                                    $16,666

     Accrued interest of $3,003 and principal
      on Convertible Debenture convertible
      into approximately 98,345,000
      shares of common stock at the price
      of $0.0002 at June 30, 2005                       3,003  $  19,669
                                                     --------

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005

NOTE 6.    NOTES PAYABLE (continued)

     Convertible Debenture #10

     Note payable to AJW Partners, LLC
      (Convertible Debenture) due on
      February 18, 2005 at an annual interest
      rate of 12%                                    $16,666

     Accrued interest of $2,735 and principal
      on Convertible Debenture convertible
      into approximately 97,005,000
      shares of common stock at the price
      of $0.0002 at June 30, 2005                      2,735  $   19,401
                                                    --------

     Note payable to AJW Offshore, Ltd.
      (Convertible Debenture) due on
      February 18, 2005 at an annual interest
      rate of 12%                                    $16,667

     Accrued interest of $2,734 and principal
      on Convertible Debenture convertible
      into approximately 97,005,000
      shares of common stock at the price
      of $0.0002 at June 30, 2005                      2,734 $   19,401
                                                    --------

     Note payable to AJW Qualified Partners,
      LLC (Convertible Debenture) due on
      February 18, 2005 at an annual interest
      rate of 12%                                    $16,667

     Accrued interest of $2,734 and principal
      on Convertible Debenture convertible
      into approximately 97,005,000
      shares of common stock at the price
      of $0.0002 at June 30, 2005                      2,734  $  19,401
                                                    --------

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005

NOTE 6.    NOTES PAYABLE (continued)

     Convertible Debenture #11

     Note payable to AJW Partners, LLC
      (Convertible Debenture) due on
      March 4, 2005 at an annual interest
      rate of 12%                                    $79,734

     Accrued interest of $13,234 and principal
      on Convertible Debenture convertible
      into approximately 464,840,000
      shares of common stock at the price
      of $0.0002 at June 30, 2005                     13,234  $  92,968
                                                    --------

     Note payable to AJW Offshore, Ltd.
      (Convertible Debenture) due on
      March 4, 2005 at an annual interest
      rate of 12%                                    $79,733

     Accrued interest of $13,234 and principal
      on Convertible Debenture convertible
      into approximately 464,835,000
      shares of common stock at the price
      of $0.0002 at June 30, 2005                     13,234  $  92,967
                                                    --------

     Note payable to AJW Qualified Partners,
      LLC (Convertible Debenture) due on
      March 4, 2005 at an annual interest
      rate of 12%                                    $79,733

     Accrued interest of $13,234 and principal
      on Convertible Debenture convertible
      into approximately 464,835,000
      shares of common stock at the price
      of $0.0002 at June 30, 2005                     13,234  $  92,967
                                                    --------

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005

NOTE 6.    NOTES PAYABLE (continued)

     Convertible Debenture #12

     Note payable to AJW Partners, LLC
      (Convertible Debenture) due on
      March 17, 2007 at an annual interest
      rate of 8%  with one year
      interest prepaid                              $ 25,285

     Accrued interest of $587 and principal
      on Convertible Debenture convertible
      into approximately 129,360,000
      shares of common stock at the price
      of $0.0002 at June 30, 2005                        587  $  25,872
                                                    --------

     Note payable to AJW Offshore, Ltd.
      (Convertible Debenture) due on
      March 17, 2007 at an annual interest
      rate of 8% with one year
      interest prepaid                              $ 71,115

     Accrued interest of $1,652 and principal
      on Convertible Debenture convertible
      into approximately 363,835,000
      shares of common stock at the price
      of $0.0002 at June 30, 2005                      1,652  $  72,767
                                                    --------

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005

NOTE 6.    NOTES PAYABLE (continued)

     Note payable to AJW Qualified Partners,
      LLC (Convertible Debenture) due on
      March 17, 2007 at an annual interest
      rate of 8% with one year
      interest prepaid                              $ 58,472

     Accrued interest of $1,359 and principal
      on Convertible Debenture convertible
      into approximately 299,155,000
      shares of common stock at the price
      of $0.0002 at June 30, 2005                      1,359  $  59,831
                                                    --------

     Note payable to New Millennium Capital
      Partners II, LLC (Convertible Debenture)
      due on March 17, 2007 at an annual
      interest rate of 8% with one year
      interest prepaid                               $3,161

     Accrued interest of $74 and principal
      on Convertible Debenture convertible
      into approximately 16,175,000
      shares of common stock at the price
      of $0.0002 at June 30, 2005                         74  $   3,235
                                                    --------

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005

NOTE 6.    NOTES PAYABLE (continued)

     Convertible Debenture #13

     Note payable to AJW Partners, LLC
      (Convertible Debenture) due on
      April 20, 2007 at an annual interest
      rate of 8%  with one year
      interest prepaid                              $ 17,397

     Accrued interest of $275 and principal
      on Convertible Debenture convertible
      into approximately 88,360,000
      shares of common stock at the price
      of $0.0002 at June 30, 2005                        275  $  17,672
                                                    --------

     Note payable to AJW Offshore, Ltd.
      (Convertible Debenture) due on
      April 20, 2007 at an annual interest
      rate of 8% with one year
      interest prepaid                              $ 48,930

     Accrued interest of $772 and principal
      on Convertible Debenture convertible
      into approximately 248,510,000
      shares of common stock at the price
      of $0.0002 at June 30, 2005                        772  $  49,702
                                                    --------

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005

NOTE 6.    NOTES PAYABLE (continued)

     Note payable to AJW Qualified Partners,
      LLC (Convertible Debenture) due on
      April 20, 2007 at an annual interest
      rate of 8% with one year
      interest prepaid                              $ 40,231

     Accrued interest of $635 and principal
      on Convertible Debenture convertible
      into approximately 204,330,000
      shares of common stock at the price
      of $0.0002 at June 30, 2005                        635  $  40,866
                                                    --------

     Note payable to New Millennium Capital
      Partners II, LLC (Convertible Debenture)
      due on April 20, 2007 at an annual
      interest rate of 8% with one year
      interest prepaid                               $2,175

     Accrued interest of $34 and principal
      on Convertible Debenture convertible
      into approximately 11,045,000
      shares of common stock at the price
      of $0.0002 at June 30, 2005                         34  $   2,209
                                                    --------

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005

NOTE 6.    NOTES PAYABLE (continued)

     Convertible Debenture #14

     Note payable to AJW Partners, LLC
      (Convertible Debenture) due on
      May 23, 2007 at an annual interest
      rate of 8%  with one year
      interest prepaid                              $ 86,987

     Accrued interest of $744 and principal
      on Convertible Debenture convertible
      into approximately 438,655,000
      shares of common stock at the price
      of $0.0002 at June 30, 2005                        744  $  87,731
                                                    --------

     Note payable to AJW Offshore, Ltd.
      (Convertible Debenture) due on
      May 23, 2007 at an annual interest
      rate of 8% with one year
      interest prepaid                              $244,649

     Accrued interest of $2,091 and principal
      on Convertible Debenture convertible
      into approximately 1,233,700,000
      shares of common stock at the price
      of $0.0002 at June 30, 2005                      2,091  $ 246,740
                                                    --------

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005

NOTE 6.    NOTES PAYABLE (continued)

     Convertible Debenture #15

     Note payable to AJW Qualified Partners,
      LLC (Convertible Debenture) due on
      May 23, 2007 at an annual interest
      rate of 8% with one year
      interest prepaid                              $201,156

     Accrued interest of $1,719 and principal
      on Convertible Debenture convertible
      into approximately 1,014,375,000
      shares of common stock at the price
      of $0.0002 at June 30, 2005                      1,719  $ 202,875
                                                    --------

     Note payable to New Millennium Capital
      Partners II, LLC (Convertible Debenture)
      due on May 23, 2007 at an annual
      interest rate of 8% with one year
      interest prepaid                              $10,873

     Accrued interest of $93 and principal
      on Convertible Debenture convertible
      into approximately 54,830,000
      shares of common stock at the price
      of $0.0002 at June 30, 2005                         93  $  10,966
                                                    --------

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005

NOTE 6.    NOTES PAYABLE (continued)

Subtotal of all Convertible Debentures                       1,594,229

    Less reclassified accrued interest                    $   (221,356)
    Less prepaid interest offset                               (73,242)
                                                          ------------
    Subtotal principal value                                 1,299,631
    Derivative conversion option - 150 percent of principal  1,949,446
    Less unamortized note discount                            (687,925)
                                                           -----------
Net carrying value of
  Convertible Debentures                                  $  2,561,152

      Note payable to Devon Investment Advisors,
      unsecured, due on December 1, 1996, interest payable
      at an annual rate of 10%. Currently in default.          241,824

      Note payable to Black Dog Ranch LLC,
      unsecured, due on demand, including interest
      at an annual rate of 18%.                                103,375

      Convertible note payable to Laurus Master Fund, Ltd.,
      unsecured, with interest payable at an annual rate
      of 8%, conversion premium of 25% based on current
      market price of the Company's common stock (as defined),
      initially due October 12, 2001 and extended to
      December 1, 2001.  Currently in default.                   7,889
                                                           -----------
     Total notes payable                                   $ 2,914,240

        Current portion                                      1,523,795
                                                           -----------
        Long-term portion                                  $ 1,390,445
                                                           ===========

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005

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

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005

NOTE 6.    NOTES PAYABLE (continued)

The maturity date on the $300,000 principal value 8% convertible note, initially October 12, 2001, was extended to December 1, 2001. Because of the inherent conversion benefit feature, the aggregate note with accrued interest, totaling $311,194 at September 30, 2001, was classified as a long-term liability.

The Company was unable to pay-off the note at maturity. However, after receiving bridge financing from another investment group in February 2002, the Company subsequently repaid $150,000 of the obligation, as the note holder elected to not convert the debt to shares. Consequently, the note holder sold 1,479,264 of the 4,773,208 shares of the Company's common stock that had been pledged by officers of the Company as collateral, resulting in net proceeds of $49,148. Adding accrued interest of $17,168 at an annual rate of 8%, brought the loan balance at September 30, 2002 to $129,214. During the year ended September 30, 2003, the note holder sold the remaining 3,293,944 pledged shares for net proceeds of $67,144. The note holder elected to convert essentially all the remaining debt for common stock of the Company, receiving 26,000,000 newly issued Company shares valued at $58,400, and bringing the tentative liability down to $3,670. Accrued interest amounted to $3,183, resulting in a total liability to the note holder at September 30, 2003 of $6,851. For the year ended September 30, 2004 and the nine months ended June 30, 2005, accrued interest amounted to $580 and $302, respectively, resulting in a balance of $7,733 at June 30, 2005. In connection with the pay-down of the debt, the $155,027 beneficial conversion option noted above was reduced to zero through transference to common stock.

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

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005

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

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005

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

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005

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

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005

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

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005

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

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005

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

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005

NOTE 7. SECURED CONVERTIBLE DEBENTURES (continued)

On April 20, 2005 the Company issued an aggregate of $108,733 of 8% convertible debentures in a private offering to the four accredited investors. The Company prepaid $1,033 interest upon receipt of the funds.
The debentures were convertible into shares of common stock at the lesser of $.005 per share and 40% of the average of the lowest three intra-day trading prices of a share of common stock during the 20 trading days immediately preceding conversion. The debentures were accompanied by warrants to purchase up to an aggregate of 217,466 shares of common stock at a per share exercise price equal to $.0039.

On May 23, 2005 the Company issued an aggregate of $543,665 of 8% convertible debentures in a private offering to the four accredited investors. The Company prepaid $5,165 interest upon receipt of the funds.
The debentures were convertible into shares of common stock at the lesser of $.005 per share and 40% of the average of the lowest three intra-day trading prices of a share of common stock during the 20 trading days immediately preceding conversion. The debentures were accompanied by warrants to purchase up to an aggregate of 1,087,330 shares of common stock at a per share exercise price equal to $.0039.

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

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005

NOTE 7. SECURED CONVERTIBLE DEBENTURES (continued)

As part of the recording of the convertible debt transactions, a beneficial conversion option was recognized, along with a corresponding convertible debt discount. The fair value of the debt instruments issued totaling $1,750,000 in principal value was $3,500,000 in aggregate, representing a 100% premium on the principal value (due to the 100% pricing advantage) and making the beneficial conversion option $1,637,735 at the inception of the loans ($1,750,000 proceeds less $112,265 allocated to the issuance of the 8,750,000 related warrants). In October 2003, the conversion option was increased to 150% from 100% which resulted in an increase of $563,257 in the conversion interest and a corresponding expense in the current period. Due to the nature of the debt instrument and its repayment terms, the beneficial conversion option has been re-characterized as derivative conversion option and reclassified as additional debt. In connection with the issuance of an additional $2,000,000 of convertible debt during the year ended September 30, 2004, the derivative conversion option was increased by $3,000,000. During the nine months ended June 30, 2005, the derivative conversion interest was increased by $1,215,646 in connection with the issuance of an additional $810,431 of debt.

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

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005

NOTE 7. SECURED CONVERTIBLE DEBENTURES (continued)

During the year ended September 30, 2004, the Company issued an additional $2,000,000 of 12% convertible debentures. Also, the Company issued 352,352,250 shares of common stock in connection with the conversion of another $218,115 of principal and $49,008 of accrued interest on the Company's convertible debentures, resulting in a convertible debt principal balance at September 30, 2004 of $2,745,090 (net of an aggregate of $504,910 in debt conversions through that date). In connection with the issuance of the additional $2,000,000 convertible debt, the Company recorded a corresponding derivative conversion option of $3,000,000. A corresponding pro-rata reduction of $327,172 was made to the derivative conversion option during the year ended September 30, 2004 (an aggregate of $585,720 since the inception of the loans), bringing the derivative conversion option balance at June 30, 2005 to $4,117,635.

During the nine months ended June 30, 2005, the Company issued an additional $810,431 of 8% convertible debentures. Also, the Company issued 3,577,992,876 shares of common stock in connection with the conversion of $2,255,890 of principal and $41,765 of accrued interest on the Company's convertible debentures, resulting in a convertible debt principal balance at June 30, 2005 of $1,299,631 (net of an aggregate of $2,760,800 in debt conversions through that date). A corresponding pro-rata reduction of $3,383,835 was made to the derivative conversion option during the nine months ended June 30, 2005 (an aggregate of $3,969,555 since the inception of the loans), bringing the derivative conversion option balance at June 30, 2005 to $1,949,446.

The aggregate note discount of $4,060,431 is being amortized over the one-year and two-year lives of the respective debt instruments. Of this amount, $279,115 was amortized during the fiscal year ended September 30, 2002, $653,720 was amortized during the year ended September 30, 2003, $673,705 was amortized during the year ended September 30, 2004 and $642,257 was amortized during the nine months ended June 30, 2005, while $69,233 in convertible bond discount was transferred to equity upon conversion of $93,130 in debt principal during the fiscal year ended September 30, 2002, $52,340 in convertible bond discount was transferred to equity upon conversion of $193,665 of debt principal during the fiscal year ended September 30, 2003, $28,571 in convertible bond discount was transferred to equity upon conversion of $218,115 of debt principal during the year ended September 30, 2004 and $973,565 in convertible bond discount was transferred to equity upon conversion of $2,255,890 of debt principal during the nine months ended June 30, 2005, resulting in an unamortized convertible debt discount balance of $687,925 at June 30, 2005.

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005

NOTE 7. SECURED CONVERTIBLE DEBENTURES (continued)

As of June 30, 2005, the Company was indebted for an aggregate of $1,520,987 including $1,299,631 of principal and $221,356 of accrued interest on these convertible debentures. To the extent debentures issued by the Company are converted into shares of common stock, the Company will not be obligated to repay the amounts converted.

NOTE 8.  SHAREHOLDERS' EQUITY (DEFICIT)

The Company's authorized capital stock consists of 7,500,000,000 shares of common stock, no par value per share, and 50,000,000 shares of preferred stock, $1.00 par value per share. On July 29, 2004, the Board of Directors approved an increase in the amount of common shares authorized from 1,000,000,000 to 7,500,000,000. Of the 50,000,000 authorized shares of preferred stock, 1,000,000 shares have been designated as Class A Preferred Stock and 1,000,000 shares have been designated as Class B Preferred Stock, and the remaining 48,000,000 shares are undesignated. As of June 30, 2005, there were 5,104,464,998 shares of the Company's common stock outstanding held by approximately 800 holders of record and 215,865 shares of the Company's Class A Preferred Stock outstanding held by one holder of record and no shares of Class B Preferred Stock outstanding.

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

During November 2004 through June 2005, the Company issued 326,800,000 shares of its restricted common stock to several consultants for services rendered having a value of $408,862.

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005

NOTE 9.  FORM S-8 FILINGS

In April 2005, the Company filed a registration statement on Form S-8 covering 30,000,000 shares issued to an independent consultant valued at $57,000.


NOTE 10.        STOCK OPTIONS AND WARRANTS

In March through May 2005, 1,620,862 five-year common stock warrants were issued to an accredited investor group in connection with a $810,431 8% convertible debenture financing arrangement (see NOTE 7). The allocated cost of these warrants amounted to $454, resulting in a recorded balance of stock options and warrants exercisable at June 30, 2005 of $1,465,409 (including $100,000 attributable to 1,000,000 Class B preferred stock options noted above).

The common stock option activity during the fiscal year ended September 30, 2004 and the nine months ended June 30, 2005 is summarized as follows:

                                         Common Stock   Weighted
                                            Options      Average
                                              and       Exercise
                                            Warrants      Price
                                          ----------    --------
Balance outstanding, October 1, 2003      11,307,154       $.204

  Granted                                  7,000,000        .003

  Expired                                   (563,500)       2.00
                                          ----------       -----
Balance outstanding, September 30, 2004   17,743,654       $.068

  Granted                                  1,620,862        .004

  Expired                                 (4,850,000)       .048
                                          ----------       -----
Balance outstanding, June 30, 2005        14,514,516        .067
                                          ==========       =====

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005

NOTE 10.        STOCK OPTIONS AND WARRANTS (continued)

The following table summarizes information about common stock options at June 30, 2005:

                                 Outstanding             Exercisable
                            Weighted    Weighted               Weighted
   Range of       Common    Average      Average      Common    Average
   Exercise        Stock      Life      Exercise       Stock   Exercise
    Prices       Options    (Months)      Price       Options    Price
---------------  ---------  -------     --------    ----------  -------
$ .130 - $ .130  1,450,000        2     $   .130     1,450,000  $  .130
$ .380 - $ .380    500,000        5     $   .380       500,000  $  .380
$ .386 - $ .386  1,443,654        5     $   .386     1,443,654  $  .386
$ .002 - $ .002  2,500,000       55     $   .005     2,500,000  $  .005
$ .002 - $ .002    500,000       65     $   .005       500,000  $  .005
$ .002 - $ .002    250,000       65     $   .005       250,000  $  .005
$ .002 - $ .005    250,000       65     $   .005       250,000  $  .005
$ .002 - $ .005    250,000       66     $   .005       250,000  $  .005
$ .002 - $ .005  1,250,000       68     $   .005     1,250,000  $  .005
$ .002 - $ .005    750,000       70     $   .002       750,000  $  .002
$ .002 - $ .005  1,875,000       72     $   .002     1,875,000  $  .002
$ .002 - $ .005  1,875,000       74     $   .002     1,875,000  $  .002
$ .004 - $ .004    316,066       57     $   .004       316,066  $  .004
$ .004 - $ .004    217,466       58     $   .004       217,466  $  .004
$ .004 - $ .004  1,087,330       59     $   .004     1,087,330  $  .004


$ .001 - $0.386 14,514,516       51     $   .067    14,514,516  $  .067
=============== ==========       ==     ========    ==========  =======


NOTE 11.       SUBSEQUENT EVENTS

Subsequent to June 30, 2005, the Company issued 840,000,000 shares of common stock through August 9, 2005 in exchange for reduction of $132,000 in principal and $198,000 in derivative conversion option, totaling approximately $330,000 in convertible debt.


Subsequent to June 30, 2005, the Company issued 250,000,000 shares of restricted Common stock in exchange for services valued at $90,000.

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

    Any of the factors described above or in the "Risk Factors" section of our most recent registration statement on Form SB-2 or our most recent annual report on Form 10-KSB could cause our financial results, including our net income (loss) or growth in net income (loss) to differ materially from prior results, which in turn could, among other things, cause the price of our common stock to fluctuate substantially.

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

    Concurrently with the development of our H-Net(TM) BaseStation, which is a single-channel design, we have been developing an eight-channel H-Net(TM) BaseStation. Our eight-channel H-Net(TM) BaseStation is designed to communicate with up to 7,500 H-Net(TM) 5.0 product installations per network due to its multiple channel design and to deliver real-time energy consumption data at low-cost. We have verified initial functionality and have undertaken destructive testing of our eight-channel H-Net(TM) BaseStation hardware with several units in inventory that are awaiting new software for additional field testing. We anticipate submitting our eight- channel H-Net(TM) BaseStation for FCC approval over the course of the next few months. We expect that this approval by the FCC will occur within approximately 60 days following submission to the FCC of our eight-channel H-Net(TM) BaseStation, but no assurances can be made that this approval will be obtained or that it will not be delayed. We do not expect that the eight-channel product enhancement will prevent sales of our current H- Net(TM) system.

    We have not yet sold any H-Net(TM) systems. However, we are actively pursuing sales of our H-Net(TM) systems with meter manufacturers and other companies in the energy industry. We have no history of revenues and have incurred significant losses since the beginning of the development of our H-Net(TM) system. We have a significant accumulated deficit and a deficiency in working capital. As a result of our financial condition, our independent auditors have issued a report questioning our ability to continue as a going concern.

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

Going Concern Assumption

    We have based our financial statements on the assumption of our operations continuing as a going concern. As a result, we continue to depreciate fixed assets and show certain debts as long-term. As of June 30, 2005, we had a deficiency in working capital of approximately $3.6 million and had incurred continual net losses since our return to the development stage in fiscal 1994 of approximately $31.0 million, which raise substantial doubt about our ability to continue as a going concern. Our plans for correcting these deficiencies include the future sales and licensing of our products and technologies, and the raising of capital through the issuance of common stock and from continued officer advances, which are expected to help provide us with the liquidity necessary to meet operating expenses. An investor group has advanced us an aggregate amount of approximately $4.1 million. During the nine months ended June 30, 2005, the same investor group agreed to advance us up to an additional $1.4 million in gross proceeds, payable in twelve monthly installments. The investor group may terminate its obligations to continue to advance funds by providing to us thirty days' written notice. In March 2005, we received $158,033, including certain fees payable, and subsequent to March 2005, we received an additional $652,398 in connection with this financing. Over the longer- term, we plan to achieve profitability through our operations from the sale and licensing of our H-Net (TM) automatic meter-reading system. Our condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of the recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue our existence.

  Stock-Based Compensation

    Our compensation of consultants and employees with our capital stock is recorded and/or disclosed at estimated market value. The volatile nature of the price of our common stock causes wide disparities in certain valuations.

    Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-based Compensation," establishes a fair value method of accounting for stock-based compensation plans and for transactions in which an entity acquires goods or services from non-employees in exchange for equity instruments. We adopted this accounting standard on January 1, 1996. SFAS No. 123 also encourages, but does not require, companies to record compensation cost for stock-based employee compensation. We have chosen to account for stock-based compensation utilizing the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, compensation cost for stock options is measured as the excess, if any, of the fair market value of our common stock at the date of grant over the amount an employee must pay to acquire the stock. Also, in accordance with SFAS No. 123, we have provided footnote disclosures in our financial statements with respect to stock-based employee compensation. The cost of stock-based compensation is measured at the grant date on the value of the award, and this cost is then recognized as compensation expense over the service period. The value of the stock-based award is determined using a pricing model whereby compensation cost is the excess of the fair market value of the stock as determined by the model at the grant date or other measurement date over the amount an employee must pay to acquire the stock.

    Shares of our common stock issued in exchange for goods or services are valued at the cost of the goods or services received or at the market value of the shares issued, depending on the ability to estimate the value of the goods or services received.

Results of Operations

  Comparison of Results of Operations for the Three Months Ended June 30, 2005 and 2004

    We did not generate any revenues for the three months ended June 30, 2005 and 2004. Cost of goods sold for the three months ended June 30, 2005 was $32,121 as compared to $26,583 for the three months ended June 30, 2004, representing an increase of $5,538. This increase in cost of sales primarily was due to an increase in production of models and prototypes of our H-Net(TM) products that are used for sales and marketing purposes.

    General and administrative expenses increased by $66,596 or 20.1% to $397,652 for the three months ended June 30, 2005 as compared to $331,056 for the same period in 2004. This increase was primarily due to increased expenses associated with legal and consulting services.

    Interest expense decreased by $241,804 or 30.6%, to $549,666 during the three months ended June 30, 2005 as compared to $791,470 for the same period in 2004. The decrease in interest expense was primarily attributable to decreased amortization of convertible debt discount and prepaid interest in the aggregate amount of approximately $120,000 and a decrease in the mark to market of the derivative conversion option in the amount of approximately $115,000.

    Net loss for the three months ended June 30, 2005 decreased by $169,670 or 14.8%, to $979,439 as compared to a net loss of $1,149,109 for the same period in 2004. The decrease in net loss primarily resulted from the decrease in general and administrative expenses and the decrease in interest expense, as discussed above.

  Comparison of Results of Operations for the Nine Months Ended June 30, 2005 and 2004

    We did not generate any revenues for the nine months ended June 30, 2005 and 2004. Cost of goods sold for the nine months ended June 30, 2005 was $135,795 as compared to $48,778 for the nine months ended June 30, 2004, an increase of $87,017. This increase in cost of sales primarily was due to an increase in production of models and prototypes of our H-Net(TM) products that are used for sales and marketing purposes.

    General and administrative expenses increased by $534,183 , or 55.4%, to $1,497,589 for the nine months ended June 30, 2005 as compared to $963,406 for the same period in 2004. This increase was primarily due to increased expenses associated with legal and consulting services.

    Interest expense decreased by $549,077 or 30.0%, to $1,279,882 during the nine months ended June 30, 2005 as compared to $1,828,959 for the same period in 2004. The decrease was primarily attributable to a decrease in the mark to market of the derivative conversion option in the amount of approximately $263,000 resulting from our issuance of greater aggregate principal value of convertible debentures during the nine months ended June 30, 2004 as compared to the aggregate principal value of our convertible debentures issued during the nine months ended June 30, 2005. The decrease was also attributable to decreased amortization of convertible debt discount and prepaid interest in the aggregate amount of approximately $276,000 resulting from an increase from one to two years in the term of our convertible debentures issued during the nine months ended June 30, 2005 versus the comparable period ended June 30, 2004.

    Net loss for the nine months ended June 30, 2005 decreased by $77,877 or 2.6%, to $2,913,266 as compared to a net loss of $2,991,143 for the same period in 2004. The decrease in net loss primarily resulted from increased general and administrative expenses which were more than offset by decreased interest expense, as discussed above.

Liquidity and Capital Resources

    During the nine months ended June 30, 2005, we financed our operations solely from cash on hand and through private placements of securities. We are actively pursuing sales of our H-Net(TM) systems with meter manufacturers and other companies in the energy industry. However, we have not yet sold any H-Net(TM) systems. We have no history of revenues and have incurred significant losses since the beginning of the development of our H-Net(TM) system. We have a significant accumulated deficit and a deficiency in working capital. As a result of our financial condition, our independent auditors have issued a report questioning our ability to continue as a going concern. Our consolidated financial statements as of and for the years ended September 30, 2004 and 2003 have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

    As of June 30, 2005, we had a working capital deficit of approximately $3.6 million and an accumulated deficit of approximately $32.4 million. As of that date, we had approximately $332,000 in cash and cash equivalents. We had accounts payable and accrued compensation expenses of approximately $2.0 million. We had other current liabilities, including amounts due to officers, accrued interest, notes payable and current portion of long term debt of approximately $2.0 million, including those issued prior to the beginning of fiscal year 2004. To the extent convertible debentures or promissory notes that we have issued are converted into shares of common stock, we will not be obligated to repay the converted amounts.

    Cash used in our operating activities totaled approximately $979,000 for the nine months ended June 30, 2005 as compared to approximately $943,000 for the nine months ended June 30, 2004. No cash was used in or provided by our investing activities in the nine months ended June 30, 2005 or 2004.

    Cash provided by our financing activities totaled approximately $762,000 for the nine months ended June 30, 2005 as compared to cash provided by our financing activities of approximately $1.3 million for the nine months ended June 30, 2004. We raised all of the cash provided by our financing activities during the nine months ended June 30, 2005 and 2004 from the issuance of common stock, convertible notes and/or promissory notes.

    As of the following dates, we were in default in the repayment of principal and interest in the corresponding amounts set forth below on our secured convertible debentures due as of those dates:

                              Principal              Current
                              Amount($)             Principal
        Default Date       at Default Date          Amount($)
       ------------        ---------------        --------------
       November 25, 2004         100,000              100,000
       December 3, 2004.          50,000               50,000
       December 31, 2004          50,000               50,000
       February 18, 2005          50,000               50,000
       March 4, 2005             250,000              239,200
                            ------------          -----------
                  Total:    $    500,000          $   489,200
                            ============          ===========

    As of August 10, 2005, each of these defaults, other than with respect to payment of principal amounts which have been paid subsequent to the corresponding default date, was continuing and we were in payment default under convertible debentures in the aggregate principal amount of approximately $489,200 plus related interest on those debentures. As of that date, we also were in default under our obligations to register for resale shares of our common stock underlying certain of our outstanding convertible debentures and notes. In addition, as of that date, we also were in default under our obligations to make quarterly interest payments under all of our outstanding convertible debentures and notes issued prior to our convertible notes issued in March 2005. As of that date, we owed accrued and unpaid interest on our convertible debentures and notes in an aggregate amount of approximately $235,000, net of approximately $72,000 of prepaid interest. As of August 10, 2005, as a result of the above defaults, the holders of our secured convertible debentures and notes were entitled to pursue their rights to foreclose upon their security interest in all of our assets. However, as of that date, other than the receipt of a notice of default, we were not aware of any action taken by the holders of our secured convertible debentures and notes to pursue such rights, and as of that date we also were not aware of any other legal or similar action taken by those holders to enforce their rights or as a result of our defaults under those secured convertible debentures and notes.

    We plan to register for resale with the Securities and Exchange Commission a portion of the shares of common stock underlying the convertible debentures and notes under which we are in default and expect that the convertible debentures and notes ultimately will be converted into shares of our common stock and that we therefore will not be obligated to repay the outstanding principal and accrued and unpaid interest amounts on those debentures and notes.

    As of August 10, 2005, we had issued the following secured convertible debentures and notes, which provide for interest at the rate of 12% per annum, except for the notes issued in 2005, which provide for interest at the rate of 8% per annum, and warrants to purchase common stock to various accredited inventors in connection with debenture and note offering transactions:

                        Original      Net           Remaining     Accrued and       Warrants
                        Principal  Proceeds to       Principal       Unpaid        Issued in
Issuance Date          Amount ($) ConectiSys ($)(1)  Amount ($)     Interest ($)(2) Offering(#)
---------------        ---------- ----------------- ----------    ---------------- -----------
March 29, 2002...      $ 300,000   $    225,000     $      -      $    27,300            -
May 10, 2002.....        150,000        125,000            -           36,000            -
June 17, 2002....        300,000        238,000            -           72,000            -
November 27, 2002        200,000        144,000            -              -         1,000,000
March 3, 2003....        150,000        100,000            -           27,700         750,000
May 12, 2003.....        150,000        100,000            -           36,000         750,000
November 25, 2003        100,000         76,000        100,000         20,600         500,000
December 3, 2003          50,000         31,000         50,000         10,200         250,000
December 31, 2003         50,000         44,000         50,000          9,700         250,000
February 18, 2004         50,000         35,000         50,000          8,900         250,000
March 4, 2004....        250,000        203,000        239,200         41,400       1,250,000
April 19, 2004...        250,000        165,000            -              -           750,000
June 30, 2004....        625,000        452,000            -              -         1,875,000
September 9, 2004        625,000        482,000            -              -         1,875,000
March 17, 2005           158,033         90,000        158,033         5,100          316,066
April 20, 2005           108,733         91,000        108,733         2,700          217,466
May 23,2005              543,665        474,000        411,665         7,300        1,087,330
                     -----------    -----------   ------------      -----------    ----------
           Total:     $4,060,431    $3,075,000      $1,167,631      $  304,900     11,120,862
                     ===========    ===========   =============    ============    ==========

    _______________________
    (1) Amounts are approximate and represent net proceeds after deducting expenses incurred in connection with the offering as well as expenses for legal fees incurred in connection with preparation of reports and statements filed with the Securities and Exchange Commission.

    (2) Amounts are approximate and represent accrued and unpaid interest outstanding as of August 10, 2005. The total amount of accrued and unpaid interest does not account for approximately $71,300 of outstanding pre-paid interest.

    Each of the above secured convertible debentures or notes, except for the convertible debentures issued in April, June and September 2004 and the convertible notes issued in March, April and May 2005 are due one year following their respective issuance dates. The convertible debentures issued in April, June and September 2004 and March, April and May 2005 are due two years following their respective issuance dates. The conversion price of our secured convertible debentures is the lower of 40% of the average of the three lowest intra-day trading prices of a share of our common stock on the OTC Bulletin Board during the twenty trading days immediately preceding the conversion date, and either (a) $.06 for the March, May and June 2002 convertible debentures, (b) $.01 for the November 2002, March and May 2003 convertible debentures, or (c) $.005 for the November and December 2003 and the February, March, April, June and September 2004 convertible debentures and March, April and May 2005 convertible notes. As of August 10, 2005, the applicable conversion price was approximately $.00012 per share.

    As of August 10, 2005, we had a promissory note outstanding and due September 1, 2005, payable in the approximate amount of $147,000. This note bears interest at an annual rate of 18%.

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

    We have been, and currently are, working toward identifying and obtaining new sources of financing. Our current convertible debenture and note investors have provided us with an aggregate of approximately $4.1 million in financing to date. No assurances can be given that they will provide any additional financing in the future. Our current secured convertible debenture and note financing documents contain notice and right of first refusal provisions and the grant of a security interest in substantially all of our assets in favor of the convertible debenture and note investors, all of which provisions will restrict our ability to obtain debt and/or equity financing from any investor other than our current investors.

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

Effect of Inflation

    Inflation did not have any significant effect on the operations of the Company during the three and nine months ended June 30, 2005. Further, inflation is not expected to have any significant effect on future operations of the Company.

Impact of New Accounting Pronouncements

    The Financial Accounting Standards Board, or FASB, has established new accounting pronouncements. We do not expect the adoption of these pronouncements to have a material impact on our financial position, results of operations or cash flows.

    In June 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections," which will require entities that voluntarily make a change in accounting principle to apply that change retroactively to prior periods' financial statements unless this would be impracticable. SFAS No. 154 supersedes Accounting Principles Board Opinion No. 20, "Accounting Changes" ("APB No. 20"), which previously required that most voluntary changes in accounting principle be recognized by including in the current period's net income the cumulative effect of changing to the new accounting principle. SFAS No. 154 also makes a distinction between "retrospective application" of an accounting principle and the "restatement" of financial statements to reflect the correction of an error. Another significant change in practice under SFAS No. 154 will be that if an entity changes its method of depreciation, amortization, or depletion for long-lived, non-financial assets, the change must be accounted for as a change in accounting estimate. Under APB No. 20, such a change would have been reported as a change in accounting principle. SFAS No. 154 applies to accounting changes and error corrections that are made in fiscal years beginning after December 15, 2005. The provisions of SFAS No. 154 did not affect our consolidated financial statements.

    In December 2004, the FASB issued SFAS No. 123 (Revised), "Share-Based Payment" (SFAS No. 123R"). SFAS No. 123R is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 125, "Accounting for Stock issued to Employees," and its related implementation guidelines. This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. Public entities are now required to measure liabilities incurred to employees in share-based payment transactions at fair value. Nonpublic entities may elect to continue to measure their liabilities to employees incurred in share-based payment transactions at their intrinsic value. This Statement does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS No. 123 as originally issued and EITF Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with selling, goods or Services." This Statement is effective for public entities that file as small business issuers as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. The provisions of SFAS No. 123R are not expected to have a material impact on our consolidated financial statements.

    In December 2004, the FASB issued SFAS No. 153, "Exchanges of Non-monetary Assets - an amendment of APB Opinion No. 29." SFAS No. 153 eliminates the exception to account for non-monetary exchanges of similar productive assets at carrying value and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance; otherwise, the exchange principal of fair value applies. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for non-monetary exchanges occurring in fiscal periods beginning after June 15, 2005. The provisions of SFAS No. 153 are not expected to have a material impact on our consolidated financial statements.

ITEM 3.  CONTROLS AND PROCEDURES.

    Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have concluded, based on their evaluations as of June 30, 2005 (the "Evaluation Date"), that the design and operation of our "disclosure controls and procedures" (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended ("Exchange Act")) are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated, recorded, processed, summarized and reported to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding whether or not disclosure is required.

    There were no significant changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to the Evaluation Date, nor were there any significant deficiencies or material weaknesses in our internal controls. As a result, no corrective actions were required or undertaken.

                     PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

    On or about August 18, 2004, Devon Investment Advisors, Ltd., or plaintiff, filed a Complaint in the Arapahoe County District Court of the State of Colorado against ConectiSys. The complaint sought repayment of amounts allegedly loaned, plus interest and applicable attorneys' fees. We filed an answer denying certain of plaintiff's claims and asserting defenses to plaintiff's causes of action alleged in the complaint, including a defense based on the expiration of the applicable statute of limitations. Summary Judgment in this action was granted in our favor on June 21, 2005.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

    In April 2005, we issued an aggregate of 693,701,433 shares of common stock to four accredited investors upon conversion of an aggregate of $310,980 in principal plus related interest on our convertible debentures.

    In April 2005, we issued 30,000,000 shares of common stock valued at $25,000 to a consultant as compensation for services rendered.

    On April 20, 2005, we issued $108,733 of 8% callable secured convertible notes in a private offering to four accredited investors. The investors, if certain conversion limitations are disregarded, are beneficial owners of 5% or more of our outstanding shares of common stock. The debentures initially were convertible into shares of common stock at the lesser of $.005 per share and 40% of the average of the lowest three intraday trading prices of a share of common stock during the 20 trading days immediately preceding conversion. The debentures were accompanied by warrants to purchase up to an aggregate of 217,466 shares of common stock at a per share exercise price equal to $.002.

    In May 2005, we issued an aggregate of 450,700,284 shares of common stock to four accredited investors upon conversion of an aggregate of $140,400 in principal plus related interest on our convertible debentures.

    On May 23, 2005, we issued $543,665 of 8% callable secured convertible notes in a private offering to four accredited investors. The investors, if certain conversion limitations are disregarded, are beneficial owners of 5% or more of our outstanding shares of common stock. The debentures initially were convertible into shares of common stock at the lesser of $.005 per share and 40% of the average of the lowest three intraday trading prices of a share of common stock during the 20 trading days immediately preceding conversion. The debentures were accompanied by warrants to purchase up to an aggregate of 1,087,330 shares of common stock at a per share exercise price equal to $.002.

    In June 2005, we issued an aggregate of 85,315,620 shares of common stock to three accredited investors upon conversion of an aggregate of $20,400 in principal plus related interest on our convertible debentures.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

    As of the following dates, we were in default in the repayment of principal and interest in the corresponding amounts set forth below on our secured convertible debentures due as of those dates:

                              Principal              Current
                              Amount($)             Principal
        Default Date       at Default Date          Amount($)
       ------------        ---------------        --------------
       November 25, 2004         100,000              100,000
       December 3, 2004.          50,000               50,000
       December 31, 2004          50,000               50,000
       February 18, 2005          50,000               50,000
       March 4, 2005             250,000              239,200
                            ------------          -----------
                  Total:    $    500,000          $   489,200
                            ============          ===========

    As of August 10, 2005, each of these defaults, other than with respect to payment of principal amounts which have been paid subsequent to the corresponding default date, was continuing and we were in payment default under convertible debentures in the aggregate principal amount of approximately $489,200 plus related interest on those debentures. As of that date, we also were in default under our obligations to register for resale shares of our common stock underlying certain of our outstanding convertible debentures and notes. In addition, as of that date, we also were in default under our obligations to make quarterly interest payments under all of our outstanding convertible debentures and notes issued prior to our convertible notes issued in March 2005. As of that date, we owed accrued and unpaid interest on our convertible debentures and notes in an aggregate amount of approximately $235,000, net of approximately $72,000 of prepaid interest. As of August 10, 2005, as a result of the above defaults, the holders of our secured convertible debentures and notes were entitled to pursue their rights to foreclose upon their security interest in all of our assets. However, as of that date, other than the receipt of a notice of default, we were not aware of any action taken by the holders of our secured convertible debentures and notes to pursue such rights, and as of that date we also were not aware of any other legal or similar action taken by those holders to enforce their rights or as a result of our defaults under those secured convertible debentures and notes.

    We plan to register for resale with the Securities and Exchange Commission a portion of the shares of common stock underlying the convertible debentures and notes under which we are in default and expect that the convertible debentures and notes ultimately will be converted into shares of our common stock and that we therefore will not be obligated to repay the outstanding principal and accrued and unpaid interest amounts on those debentures and notes.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    During the three months ended June 30, 2005, no matters were submitted to a vote of the holders of our securities.

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


                                      CONECTISYS CORPORATION




Date:  August 12, 2005       By:  /s/ ROBERT A. SPIGNO
                                  -------------------------
                                  Robert A. Spigno,
                                  Chairman of the Board, President and
                                  Chief Executive Officer
                                 (principal executive officer)


Date:  August 12, 2005       By:  /s/ PATRICIA A. SPIGNO
                                  ---------------------------
                                  Patricia A. Spigno,
                                  Chief Financial Officer and Secretary
                                 (principal financial and accounting officer)

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