Form 10KSB
period 2005-09-30
CONECTISYS CORP
filed 2006-01-26
CIK 790273

<pre>

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(MARK ONE)
 [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934 For the fiscal year ended September 30, 2005     OR

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

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act). YES |X|  NO |   |

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. | |

The registrant's revenues for the twelve months ended September 30, 2005 were $0 (zero).

As of January 23, 2006, the aggregate market value of the common equity held by nonaffiliates of the registrant was approximately $2.7 million. The number of shares outstanding of the registrant's only class of common stock was 8,945,816,280 on January 23, 2006.

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

    Since 1995, we have been engaged in the development of a low-cost automatic meter reading, or AMR, solution. We have developed a low-cost AMR solution that includes a proprietary system employing specialized hardware and software that will allow for residential and commercial applications. Our proprietary system is called H-Net[TM], which is a trademark of ConectiSys. Our H-Net[TM] system is currently comprised of two principal components: our H-Net[TM] 5.0 product, which itself is comprised of circuitry and a radio transmitter, and our H-Net[TM] BaseStation. Our H-Net[TM] 5.0 product is a component that is designed to be part of a digital energy meter to read and wirelessly transmit meter data to our H- Net[TM] BaseStation. Our H-Net[TM] BaseStation is designed to receive and relay the meter data over standard phone lines to a central location where the data is compiled and utilized.

    We are continuing the development of our H-Net[TM] system. Our recent development efforts have focused on redesigning our H-Net[TM] circuitry from a three-board circuit to a two-board circuit. This redesign was completed in November 2005 and testing of our new H-Net[TM] circuitry has begun. We anticipate that production units with this new circuitry will be available by March 2006. We redesigned our H-Net[TM] circuitry to respond to redesigns of meter products by meter manufacturers. These redesigns by meter manufacturers were directed at reducing costs and resulted in reduced available space for integration of circuitry from third-party technology providers such as ConectiSys.

    In August 2004, we submitted to the FCC our H-Net[TM] 5.0 product for approval for commercialization and sale and received FCC certification for this product in December 2004. In December 2004, we submitted to the FCC our H-Net[TM] BaseStation for approval for commercialization and sale and received FCC certification for this product in March 2005. Concurrently with the development of our H-Net[TM] BaseStation, which is a single-channel design, we have been developing an eight-channel H-Net[TM] BaseStation. Our eight-channel H-Net[TM] BaseStation is designed to communicate with up to 7,500 H-Net[TM] 5.0 product installations per network due to its multiple channel design and to deliver real-time energy consumption data at low-cost. In July 2005, we submitted to the FCC our eight-channel H-Net[TM] BaseStation product for approval for commercialization and sale and received FCC certification for this product in January 2006.

    We have not yet sold any H-Net[TM] systems. However, we are actively pursuing sales of our H-Net[TM] systems with meter manufacturers and other companies in the energy industry. We have no history of revenues and have incurred significant losses since the beginning of the development of our H-Net[TM] system. We have significant accumulated and working capital deficits. As a result of our financial condition, our independent auditors have issued a report questioning our ability to continue as a going concern.

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

    Although the need for a comprehensive, low-cost AMR solution has become widespread, a viable solution remains unmet for many reasons, including the following:

    o the high cost of hardware and installation of traditional wireless data collection processes employing technologies similar to cellular or other wireless data transmission towers;

    o the failure of existing AMR systems to satisfy the mandates imposed by government regulations concerning the collection and transmission of data; and

    o the failure of existing AMR systems to provide true two-way data communications, as a result of which those systems are less accurate and do not provide increases in efficiency allowed by two-way data communications systems.

    Responding to the growing demand for communications services and increased competitive pressures, businesses and government organizations that rely heavily on information technology are devoting significant resources to the evaluation and purchase of data transmission products.

    We estimate that there are approximately 125 million energy meters in the United States, approximately 12.5 million of which are located in California. Our goal is to achieve sufficient proliferation of our H-Net[TM] system so that it is installed in one percent of the energy meters in the United States or ten percent of the energy meters in the State of California. Initially, we intend our principal efforts to be focused on the deployment of our H-Net[TM] system in the State of California.

Our Strategy

    We have strived to develop expertise relating to AMR systems and products. Our goal is to become a leading provider of products and services relating to data acquisition from remote locations and data collection at centralized locations. Our business strategy to achieve this goal includes the following elements:

    o Develop strategic relationships. We have explored and intend to continue to explore the possibility of entering into strategic relationships with manufacturers of energy meters, utility companies, energy providers and others in order to promote the adoption of our H-Net[TM] system within the energy and AMR industries.

    o Establish outsource manufacturing for full-scale commercial production. We have the means of outsourcing small-scale production of the products employed in our H-Net[TM] system. We intend to continue the cost-reduction phase of our H-Net[TM] system's development and in doing so, we intend to examine various manufacturing alternatives, including strategic relationships with manufacturers of energy meters and third-party manufacturing of the products employed in our H-Net[TM] system for use in energy meters.

    o Build market share for our products. We intend to establish ourselves as the source for comprehensive, low-cost AMR solutions and plan to focus on building our own market share for our H-Net[TM] system and further develop our H-Net[TM] system where market demand is identified. We also plan to develop new products and enhancements to meet or exceed the evolving requirements of both centralized and remote applications of our technologies.

    o Intensify our marketing activities. As funds become available, we intend to invest in a comprehensive targeted, product-specific marketing program to raise awareness of ConectiSys and our H-Net[TM] system and in order to attract customers.

    o Continue to develop wireless products. We intend to continue to invest in research and development of wireless products to meet the needs of the AMR industry. We believe that the expertise that we have developed in creating our existing H-Net[TM] system will enable us to enhance our products, develop new products and services and respond to emerging technologies in a cost-effective and timely manner.

Our H-Net[TM] System

    Our H-Net[TM] system is designed to enable users to remotely read electronic energy usage meters without the necessity of someone traveling to and physically reading the meter. The predominant method of reading electronic meters is for an individual to travel to the site of the meter and make a record of the data compiled by that meter, either manually as a notation in a log book or electronically by inputting the data into a handheld or other electronic data retention device. In the case of a log book, the information is then typically recorded manually into a centralized database for energy usage tracking and billing purposes. In the case of a electronic data retention device, the information is typically downloaded to a centralized database for these purposes. Residential meters are customarily read on a monthly basis, allowing only a limited ability to track energy usage fluctuations over periods of less than one month. In addition, physical reading of meters is accompanied by the problem of reader error, causing inefficiencies resulting from necessary corrective procedures. Our H-Net[TM] system is designed to provide continuous meter- reading capabilities, address the inefficiencies that accompany physical meter reading and provide additional benefits to its users.

    We believe that the anticipated deployment costs of our H-Net[TM] system are small compared to other AMR products because there are no cellular or other telecommunications or wireless towers to erect or expensive hardware infrastructure to install. We anticipate that all field installations and deployment programs of our H-Net[TM] system will be administered by United Telemetry Company, one of our two wholly-owned subsidiaries. The data collected by H-Net[TM]-equipped meters will be transmitted over the unlicensed ISM 900 MHz radio frequency band. Our H-Net[TM] system allows for high-density data transmissions, which we believe makes it ideal for metropolitan and other crowded areas where a large amount of data would normally be collected.

  H-Net[TM]-Equipped Meters

    Our H-Net[TM] system is comprised of the following three principal components that operate together to provide what we believe to be a comprehensive, low-cost AMR solution: H-Net[TM]-equipped meters, base stations and a network operating center. The first component of our H- Net[TM] system is an electronic meter put into service at a residence that is equipped with a circuit board that contains a memory module, microprocessor and a two-way radio transmission and receiver device that operates in the ISM 900 MHz radio frequency band. This circuit board may also be retrofitted to some existing meters. We refer to each energy meter equipped with this circuit board and that is connected to our AMR network as an H-Net[TM]-equipped meter or a "node." With the installation of each H-Net[TM]-equipped meter, the existing installed H-Net[TM]-equipped meters self-configure by transmitting configuration data to other H-Net[TM]- equipped meters and receiving configuration data from other H-Net[TM]- equipped meters.

  Base Stations

    Our AMR network, when it is operational, will be partially comprised of these H-Net[TM]-equipped meters, each communicating to another with the final communication of data in a given communication cycle being transmitted to the second component of our H-Net[TM] system, a base station. We anticipate that a base station will be housed in a small metal box, no larger than the size of a shoe box, that contains a memory module, microprocessor, radio transmission and receiver device and a modem. The node and base station configuration is similar to a hub and spoke configuration, but rather than direct communication among each of the nodes and the base station, numerous nodes will communicate with one another in a web configuration with some nodes sending final transmission to the base station of the data collected by many other nodes. The base station is designed to receive data transmissions from various nodes in its local network and use its modem to place a local telephone call and transmit the data it has collected to the third component of our H-Net[TM] system, our network operating center. We anticipate that the base stations will deliver energy meter data four times an hour, twenty-four hours a day to our network operating center.

  Network Operating Center

    We plan to use a computer center located at our main office facility to store the information gathered from the H-Net[TM]-equipped meters. We call this computer center our network operating center. We have designed our network operating center to support up to 250,000 H-Net[TM]-equipped meters. We anticipate that our network operating center will be the central control center for our entire AMR network and will operate in a large geographic area. We plan to use the network operating center to archive all data for future use and as a protective measure against data loss or corruption. After the data archival process, we expect that the network operating center will handle uploading of the data to the Internet where it can be accessed by users directly and also downloaded through an interpreter software program into a utility company's or energy service provider's database. We anticipate that our network operating center will be administered by our wholly-owned subsidiary, eEnergyServices.com, Inc.

  The H-Net[TM] Network

    The H-Net[TM] network, once deployed, will be comprised of our network operating center and local networks, which in turn are each comprised of a base station and H-Net[TM]-equipped meters. Each H-Net[TM]-equipped meter can communicate with other H-Net[TM]-equipped meters that are up to a distance of approximately one-quarter mile away. We plan to install a base station for every H-Net[TM]-equipped meter area. Our base stations are designed to receive data transmissions from up to 7,500 H-Net[TM]-equipped meters. We have designed our system so that a base station can transmit the accumulated data it has received from the H-Net[TM]-equipped meters in its local network by telephone every fifteen minutes by using its modem to communicate with our network operating center. Once the data from the H- Net[TM]-equipped meters arrives from the base stations at the network operating center, the data can be assembled into various formats for billing customers as well as for management of energy purchasing and energy conservation programs.

    Our H-Net[TM] system has certain limitations inherent in each local network, each of which is comprised of H-Net[TM]-equipped meters and a base station. Each local network has the following principal limitations:

    o it can consist of a maximum of 7,500 H-Net[TM]-equipped meters;

    o each H-Net[TM]-equipped meter must be within approximately one-quarter mile of another H-Net[TM]-equipped meter in the same local network; and

    o the maximum radius of a local network is five miles.

    In addition to the limitations described above, our H-Net[TM]-equipped meters transmit data using the ISM 900 MHz radio frequency band, which is an unlicensed frequency band. Because this frequency band is regulated, the H-Net[TM] system requires FCC approval for compliance and sales. In August 2004, we submitted to the FCC our H-Net[TM] 5.0 product for approval for commercialization and sale and received FCC certification for this product in December 2004. In December 2004, we submitted to the FCC our H-Net[TM] BaseStation for approval for commercialization and sale and received FCC certification for this product in March 2005. In July 2005, we submitted to the FCC our eight-channel H-Net[TM] BaseStation product for approval for commercialization and sale and received FCC certification for this product in January 2006.

  H-Net[TM] Services

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

    Our H-Net[TM] system employs new technology developed to allow utility companies and energy service providers to have a wireless network of intelligent meters, with each meter communicating with another and passing data back and forth, allowing near real-time energy consumption data to be collected. We believe that energy service providers will have an opportunity to save money by efficiently collecting accurate energy usage profiles and using this near real-time energy usage data to competitively bid for energy in the newly deregulated energy markets.

    Our H-Net[TM] system has been designed so that an energy service provider can determine exactly how much electric power a metropolitan area, a neighborhood, or even an individual residence is using. Energy users who have H-Net[TM]-equipped meters will have the ability to check their energy consumption and billing rates in near real-time by obtaining this information over the Internet, which we believe will promote energy conservation.

H-Net[TM] Product Development and Pilot Programs

    Our product development efforts are directed toward developing an AMR solution in the form of our H-Net[TM] system. We believe that our existing expertise in data transmission devices provides us with a strong technology base to pursue this objective. Our product development efforts focus on the following principles:

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

    o Improvement of Existing Technology. We seek to expand the features and functionality of our existing H-Net[TM] system technology through modifications and enhancements to meet the changing needs of the marketplace. We are reviewing the design of our products to determine areas of potential cost savings or enhanced product quality and reliability.

    We believe our future success will depend, in part, upon our ability to expand and enhance the features of our H-Net[TM] system and to develop and introduce new products designed to meet changing customer needs on a cost-effective and timely basis. Consequently, failure by us to respond on a timely basis to technological developments, changes in industry standards or customer requirements, or any significant delay in product development or introduction, could have a material adverse effect on our business and results of operations. We cannot assure you that we will respond effectively to technological changes or new product announcements by others or that we will be able to successfully develop and market new products or product enhancements.

    Beginning in 2000, we successfully launched and completed H-Net[TM] pilot test programs at various locations in southern California. In 2004, we began a pilot program in Los Angeles County, California with the cooperation of Southern California Edison. Our H-Net[TM] meters for this program were installed by Southern California Edison in May 2004 and the pilot program recorded real-time meter data seamlessly and error-free. In 2005, we began a pilot program in the City of Valencia resulting in twenty- five new direct access commercial and residential clients. We are expanding this pilot program and expect that it will continue to grow with additional commercial and residential clients.

    We are in the process of evaluating meter manufacturers as potential business partners regarding the implementation of the H-Net[TM] system into their meters.

    We are actively pursuing and planning other field testing programs with various utility companies and energy service providers across the country. However, we expect that future field testing programs will be in conjunction with the first stages of sales or licensing of our H-Net[TM] system to utility companies, energy service providers and other parties.

The H-Net[TM] Wireless Network Vision

    We have designed and will continue to design our H-Net[TM] system to deliver a comprehensive and robust AMR solution that enables the realization of substantial efficiencies in the remote meter reading and centralized data collection contexts and that provides numerous features and services. In addition to its many other planned features and services, we are designing our H-Net[TM] system to:

    o constantly monitor an end-user's energy meter and gather meter data and display it on the Internet in fifteen-minute intervals, twenty-four hours a day;

    o allow the end-user to access an information link on the Internet taking them directly to the energy usage data transmitted by their H-Net[TM]- equipped meter;

    o provide utility companies, and energy service providers with reliable and accurate electricity usage records;

    o enable a utility company or an energy service provider to supply to end-users over the Internet information and special incentive offers regarding the use of energy at off-peak times, thereby improving energy conservation during critical peak periods. Other innovative offers may also be implemented such as pre-payment plans and direct purchases of additional energy over the Internet;

    o allow an end-user to pay his or her energy bills over the Internet, at a very low administrative cost to the utility company and reduce billing delays;

    o allow the monitoring of energy usage levels to ensure that utility companies and energy service providers are aware of any delivery problems, including power outages and energy thefts;

    o provide utility companies with the ability of two-way communications to that they may determine which of their customers do not have power without the aid of customer service phone calls, thereby allowing service crews to be dispatched more efficiently. By using our H-Net[TM] system, we believe that utility companies will be in a position to know precisely when each end-user's service is restored and the exact duration of a power outage;

    o enhance safety and convenience by allowing the remote delivery and termination of electricity, with all billing transactions completely automated. We plan to design our H-Net[TM] system to allow end-users to request over the Internet the delivery of electricity;

    o allow the distribution of electricity more efficiently and inexpensively with energy usage and other vital data informing each decision through the entire energy supply channel. We believe that by using our H-Net[TM] system, energy purchasers can make precise forecasts of purchasing requirements, eliminating much of the over- and under-purchasing of energy that contributes to volatile wholesale energy prices;

    o allow end-users who are preparing to terminate or switch energy service providers to use the Internet to inform the current energy service provider of the change. At a precise time, selected by the end-user, our H-Net[TM] system has the ability to read the end-user's H-Net[TM]- equipped meter, pass the information to the current energy service provider's system to produce a final bill, and disconnect the end-user's electricity. In the case of a change in an energy service provider, the data from an H-Net[TM]- equipped meter can automatically be routed to a new energy service provider; and

    o enable lower energy costs as a result of its efficiencies, quicker transactions with less paperwork and reduced potential for error. Lower energy and transaction costs will assist the transition to an open, competitive market for energy.

Government Regulation

    Our H-Net[TM] system is designed to comply with a significant number of industry standards and regulations, some of which are evolving as new technologies are deployed. In the United States, our H-Net[TM] system must comply with various regulations defined by the FCC, and Underwriters Laboratories, or other nationally-recognized test laboratories, as well as industry standards.

    The regulatory approval process can be time-consuming and can require the expenditure of substantial resources. The failure of our H-Net[TM] system to comply, or delays in compliance, with the various existing and evolving standards could negatively impact our ability to sell or license our H- Net[TM] system. Government regulations regarding the manufacture, sale and implementation of products and systems similar to our H-Net[TM] system and other data communications devices are subject to future change. We cannot predict what impact, if any, such changes may have upon our business.

    In August 2004, we submitted to the FCC our H-Net[TM] 5.0 product for approval for commercialization and sale and received FCC certification for this product in December 2004. In December 2004, we submitted to the FCC our H-Net[TM] BaseStation for approval for commercialization and sale and received

FCC certification for this product in March 2005. In July 2005, we submitted to the FCC our eight-channel H-Net[TM] BaseStation product for approval for commercialization and sale and received FCC certification for this product in January 2006.

    We do not anticipate that any government regulations will hamper our efforts to deploy our H-Net[TM] system. Rather, the restructuring of the energy market in the United States has required the reading of energy meters much more frequently than the current practice of once a month, thus making the physical meter reading techniques currently in use inadequate. Our H-Net[TM] system is designed to meet various government regulations mandating frequent meter readings and we are attempting to position ourselves so that we will be a beneficiary of these mandates.

Operations

    During the initial design and engineering phases for our H-Net[TM] system, we maintained low overhead costs and we plan to continue to do so until manufacturing and sales of our H-Net[TM] system are underway. We plan to hire additional personnel as needed during the coming year, including managerial, clerical, administration, sales, marketing, and customer service personnel.

    We plan to lease suitable office facilities for our operations within the Southern California area. We plan to initially utilize existing manufacturers to produce our products and will therefore likely not have a short-term need to lease or build manufacturing facilities. We intend to operate not principally as a manufacturer of products, but as a provider of comprehensive, cost-effective AMR solutions, and we plan to outsource manufacturing of the hardware employed in our H-Net[TM] system in order to achieve the highest cost-efficiencies.

Anticipated Revenues and Marketing

    Our H-Net[TM] system is designed to be a comprehensive, cost-effective AMR solution and an alternative to other AMR technologies and physical reading of meters. Our H-Net[TM] system is capable of providing meter data every fifteen minutes, twenty-four hours a day and nearly 3,000 times per month. We estimate that physical readings of a meter cost approximately $1.00 per reading. Our H-Net[TM] system is designed to meet the relatively low cost of physical meter reading while providing nearly 3,000 times more readings per month. We believe that the base cost to operate a fully-deployed H- Net[TM] system is approximately $.20 per meter per month, or approximately $.0000667 per reading.

    We plan to license our H-Net[TM] system technology to meter manufacturers so that they may incorporate it into their meters. We plan on deriving a small royalty per meter sold for every H-Net[TM]-equipped meter. We anticipate that the predominant source of any future revenues will be through recurring monthly service charges for reading, archiving and supplying data from H-Net[TM]- equipped meters and from providing other services described in more detail above. However, despite our belief of the cost-effectiveness and significant advantages of our H-Net[TM] system over physical meter reading practices and other AMR technologies, there can be no assurances that the market we intend to target will adopt or accept our H-Net[TM] system or that we will earn any significant revenues. See "Risk Factors."

    We have developed a marketing plan that was formulated to help us achieve the following objectives:

    o acquisition and retention of strategic beta test placement locations for H-Net[TM]-equipped meters;

    o formation of synergistic partnerships with energy service providers, utilities companies and internet service providers, including joint ventures, license arrangements and strategic alliances;

    o participation in H-Net[TM]-equipped meter manufacturing partnerships and acquisition of Internet commerce sponsorship;

    o promotion of unique features and specialized services of our H-Net[TM] system; and

    o creation of industry awareness by implementing a public relations and marketing campaign along with establishing a relationship with regulatory agencies of the State of California and other states in an attempt to facilitate a long-term solution for the nation's energy needs.

    The current principal target of our marketing and sales efforts is the utility and energy service provider industries. These industries consist of a wide variety of organizations that use data communications in an automated process application, such as utilities and energy management companies. Responding to deregulation and other major changes taking place within the industry, electric power utility companies have become leading advocates in promoting the implementation of automation and technological advancement as a means of achieving cost savings as they enter the competitive arena. Utility companies are automating numerous distinct processes within their operating systems. Our H Net[TM] system is designed for and is expected to be sold for use in:

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

    If sufficient funds are not available for full deployment of our H-Net[TM] system, it is our intention to license our H-Net[TM] technology to various sectors of the energy industry, including meter manufacturers for integration into their meters. We also may license our software and software systems for archival of the data transmitted by H-Net[TM]-equipped meters to various utility companies and energy service providers. Under this scenario, we would also supply support and technical assistance to these various sectors of the energy industry while collecting revenues solely in the form of fees for licensing and support and technical assistance. We expect any revenue from this alternate strategy to be far less than our active participation in the collecting and archiving of meter data and the ancillary services described in greater detail above.

Competition

    Many companies have developed data transmission products designed to meet the growing demand for AMR solutions. We anticipate that our H-Net[TM] system will compete on the basis of features, price, quality, reliability, name recognition, product breadth and technical support and service. We believe that we generally will be competitive in each of these areas. However, many of our existing and potential competitors have significantly more financial, engineering, product development, manufacturing and marketing resources than we have. We cannot assure you that our competitors will not introduce comparable or superior products incorporating more advanced technology at lower prices, or that other changes in market conditions or technology will not adversely affect our ability to compete successfully in the future. We perceive the following companies as being the principal competition to our AMR solution in the form of our H-Net[TM] system:

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

    Schlumberger Ltd.       Schlumberger's Resource Management Systems Division
                            has deployed meter reading systems that include hand- held meter reading devices. Schlumberger recently acquired CellNet and Metricom.

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

    We believe that we will be the only company able to collect data transmitted from H-Net[TM]-equipped meters, thereby ensuring our competitive advantage once we are able to achieve sufficient proliferation of our H-Net[TM]-equipped meters.

Customers

    We do not currently have revenue-generating customers. We have not yet sold any H-Net[TM] systems. However, we are actively pursuing sales of our H-Net[TM] systems with meter manufacturers and other companies in the energy industry. We anticipate that once we commercially produce and install our H-Net[TM] system, our customers will include energy meter manufacturers, energy service providers, utility companies and end-users of energy.

Intellectual Property

    We currently rely on a combination of contractual rights, copyrights, trademarks and trade secrets to protect our proprietary rights. However, although our H-Net[TM] system and its constituent components could benefit from patent protection, we have chosen to retain the proprietary rights associated with our H-Net[TM] system predominantly as trade secrets. Although we currently rely to a great extent on trade secret protection for much of our technology, we cannot assure you that our means of protecting our proprietary rights will be adequate or that our competitors will not independently develop comparable or superior technologies or obtain unauthorized access to our proprietary technology.

    We own, license or have otherwise obtained the right to use certain technologies incorporated in our H-Net[TM] system. We may receive infringement claims from third parties relating to our products and technologies. In those cases, we intend to investigate the validity of the claims and, if we believe the claims have merit, to respond through licensing or other appropriate actions. To the extent claims relate to technology included in components purchased from third-party vendors for incorporation into our products, we would forward those claims to the appropriate vendor. If we or our component manufacturers are unable to license or otherwise provide any necessary technology on a cost-effective basis, we could be prohibited from marketing products containing that technology, incur substantial costs in redesigning products incorporating that technology, or incur substantial costs defending any legal action taken against us.

Employees

    We have three full time employees and a six person advisory board. Our employees are involved in executive, corporate administration, operations, and sales and marketing functions. We also use the services of outside consultants and experts on many of our projects to help reduce costs. We consider our relations with our employees to be good. None of our employees is represented by a labor union.

ITEM 2. DESCRIPTION OF PROPERTY.

    Our principal center of operations is located at 24730 Avenue Tibbitts, Suite 130, Valencia, California 91355. This 1,000 square foot space is leased for approximately $1,260 per month.

    We have entered into a new three-year lease for property located at 24307 Magic Mountain Parkway, Suite 41, Valencia, California 91355. This new location will be available to us on February 1, 2006 and will serve as our new principal center of operations. This 1,100 square foot space will be leased for approximately $2,200 per month.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    In connection with the special meeting of stockholders held on August 10, 2005, the holders of shares of our common stock as of June 27, 2005 were asked:

    PROPOSAL 1.  To elect three directors to our board of directors;

    PROPOSAL 2. To consider and vote upon a proposal to approve an amendment to our Articles of Incorporation to increase our authorized shares of common stock from 7.5 billion shares to 15 billion shares; and

    PROPOSAL 3. To ratify the selection of Hurley & Company as our independent certified public accountants to audit the financial statements of ConectiSys for the year ending September 30, 2005.

    Each of the three proposals described above is described more particularly in our definitive proxy statement filed with the Securities and Exchange Commission on June 24, 2005 pursuant to Section 14(a) of the Securities Exchange Act of 1934 and was approved by our stockholders by the votes set forth below:

    PROPOSAL 1:

                         Class A Preferred Stock         Common Stock
                         -----------------------  -------------------------
                          For        Against            For         Withheld
                         -------   -----------     -------------  -----------
Robert A. Spigno           --           --         3,283,693,519  185,790,324
Lawrence Muirhead          --           --         3,320,363,611  149,120,232
Melissa McGough            --           --         3,338,572,643  130,911,200

PROPOSAL 2:
                           Class A Preferred Stock              Common Stock
                         ---------------------------- -----------------------------------
                          For      Against   Abstain     For          Withheld    Abstain
                         -----   --------- ---------- -------------  ----------- ----------
                          --         --         --    2,944,058,184  517,674,803  7,750,856

PROPOSAL 3:
                         Class A Preferred Stock              Common Stock
                         ---------------------------- -----------------------------------
                          For      Against   Abstain     For         Withheld     Abstain
                         -----   --------- ---------- ------------- ----------- ----------
                           --        --         --    3,364,552,652  36,735,913 66,758,078

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

                                                         Price Range
                                                         -----------
                                                        High      Low
                                                      --------  --------
Year Ended September 30, 2004:

  First Quarter (October 1 - December 31)............$  0.0069  $ 0.0022
  Second Quarter (January 1 - March 30)..............   0.0055    0.0023
  Third Quarter (April 1 - June 30)..................   0.0047    0.0012
  Fourth Quarter (July 1 - September 30).............   0.0013    0.0005

Year Ended September 30, 2005:

  First Quarter..................................... $  0.0095  $ 0.0006
  Second Quarter....................................    0.0066    0.0015
  Third Quarter.....................................    0.0020    0.0005
  Fourth Quarter....................................    0.0006    0.0002

    As of January 23, 2006, we had 8,945,816,280 shares of common stock outstanding and held of record by approximately 800 shareholders, and the high and low sale prices of a share of our common stock on the OTC Bulletin Board on that date were $.0003 and $.0002, respectively. Within the holders of record of our common stock are depositories such as Cede & Co. that hold shares of stock for brokerage firms which, in turn, hold shares of stock for beneficial owners.

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

    In November 2004, we issued 23,500,000 shares of common stock to a creditor in consideration for a reduction in debt in the amount of $10,500.

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

    In January 2005, we issued 4,000,000 shares of common stock in a private offering to one accredited investor in exchange for $5,000 in cash.

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

    On March 17, 2005, we issued 8% callable secured convertible notes in an aggregate principal amount of up to $1.4 million in a private offering to four accredited investors. The investors, if certain conversion limitations are disregarded, are beneficial owners of 5% or more of our outstanding shares of common stock. The debentures initially were convertible into shares of common stock at the lesser of $.005 per share and 40% of the average of the lowest three intraday trading prices of a share of common stock during the 20 trading days immediately preceding conversion. The debentures were accompanied by warrants to purchase up to an aggregate of up to 2,800,000 shares of common stock at a per share exercise price equal to $.002.

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

    In June 2005, we issued an aggregate of 85,315,620 shares of common stock to three accredited investors upon conversion of an aggregate of $20,400 in principal on our convertible debentures.

    In July 2005, we issued an aggregate of 540,000,000 shares of common stock to four accredited investors upon conversion of an aggregate of $96,000 in principal on our convertible debentures.

    In July 2005, we issued an aggregate of 252,000,000 shares of common stock valued at $91,200 to two consultants as compensation for services rendered.

    In August 2005, we issued an aggregate of 1,452,400,000 shares of common stock to four accredited investors upon conversion of an aggregate of $174,288 in principal plus related interest on our convertible debentures.

    In September 2005, we issued an aggregate of 40,000,000 shares of common stock to four accredited investors upon conversion of an aggregate of $3,200 in principal plus related interest on our convertible debentures.

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

Overview

    Since 1995, we have been engaged in the development of a low-cost automatic meter reading, or AMR, solution. We have developed a low-cost AMR solution that includes a proprietary system employing specialized hardware and software that will allow for residential and commercial applications. Our proprietary system is called H-Net[TM], which is a trademark of ConectiSys. Our H-Net[TM] system is currently comprised of two principal components: our H-Net[TM] 5.0 product, which itself is comprised of circuitry and a radio transmitter, and our H-Net[TM] BaseStation. Our H-Net[TM] 5.0 product is a component that is designed to be part of a digital energy meter to read and wirelessly transmit meter data to our H- Net[TM] BaseStation. Our H-Net[TM] BaseStation is designed to receive and relay the meter data over standard phone lines to a central location where the data is compiled and utilized.

    We are continuing the development of our H-Net[TM] system. Our recent development efforts have focused on redesigning our H-Net[TM] circuitry from a three-board circuit to a two-board circuit. This redesign was completed in November 2005 and testing of our new H-Net[TM] circuitry has begun. We anticipate that production units with this new circuitry will be available by March 2006. We redesigned our H-Net[TM] circuitry to respond to redesigns of meter products by meter manufacturers. These redesigns by meter manufacturers were directed at reducing costs and resulted in reduced available space for integration of circuitry from third-party technology providers such as ConectiSys.

    In August 2004, we submitted to the FCC our H-Net[TM] 5.0 product for approval for commercialization and sale and received FCC certification for this product in December 2004. In December 2004, we submitted to the FCC our H-Net[TM] BaseStation for approval for commercialization and sale and received FCC certification for this product in March 2005. Concurrently with the development of our H-Net[TM] BaseStation, which is a single-channel design, we have been developing an eight-channel H-Net[TM] BaseStation. Our eight-channel H-Net[TM] BaseStation is designed to communicate with up to 7,500 H- Net[TM]
5.0 product installations per network due to its multiple channel design and to deliver real-time energy consumption data at low-cost. In July 2005, we submitted to the FCC our eight-channel H-Net[TM] BaseStation product for approval for commercialization and sale and received FCC certification for this product in January 2006.

    We have not yet sold any H-Net[TM] systems. However, we are actively pursuing sales of our H-Net[TM] systems with meter manufacturers and other companies in the energy industry. We have no history of revenues and have incurred significant losses since the beginning of the development of our H-Net[TM] system. We have a significant accumulated deficit and a deficiency in working capital. As a result of our financial condition, our independent auditors have issued a report questioning our ability to continue as a going concern.

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

Going Concern Assumption

    We have based our financial statements on the assumption of our operations continuing as a going concern. As a result, we continue to depreciate fixed assets and show certain debts as long-term. As of September 30, 2005, we had a deficiency in working capital of approximately $2.8 million and had incurred continual net losses since our return to the development stage in fiscal 1994 of approximately $32.0 million, which raise substantial doubt about our ability to continue as a going concern. Our plans for correcting these deficiencies include the future sales and licensing of our products and technologies, and the raising of capital through the issuance of common stock and from continued officer advances, which are expected to help provide us with the liquidity necessary to meet operating expenses. An investor group has advanced us an aggregate amount of approximately $4.7 million. During the fiscal year ended September 30, 2005, the same investor group agreed to advance us up to an additional $1.4 million in gross proceeds. In fiscal 2005, we received $1.4 million in gross proceeds in connection with this financing. Over the longer-term, we plan to achieve profitability through our operations from the sale and licensing of our H-Net [TM] automatic meter-reading system. Our consolidated financial statements do not include any adjustments relating to the recoverability and classification of the recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue our existence.

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

Comparison of Results of Operations for the Fiscal Years Ended September 30, 2005 and 2004

    We did not generate any revenues for the fiscal years ended September 30, 2005 and September 30, 2004. Cost of sales for fiscal 2005 was $245,427 as compared to $95,879 for fiscal 2004, representing an increase of $149,548, or 156%. This increase in cost of sales primarily was due to an increase in production of models and prototypes of our H-Net[TM] products that are used for sales and marketing purposes.

    General and administrative expenses increased by $216,676, or 15%, to $1,676,520 for fiscal 2005 as compared to $1,459,844 for fiscal 2004. This increase in general and administrative expenses primarily was due to increased legal and accounting fees.

    Interest expense decreased by $807,907, or 32%, to $1,715,198 during fiscal 2005 as compared to $2,523,105 for fiscal 2004. This decrease in interest expense primarily was due to a decrease in net borrowings under our convertible debentures and other debt during fiscal 2005.

    Net loss for fiscal 2005 decreased by $1,096,144, or 26%, to $3,132,683 as compared to a net loss of $4,228,827 for fiscal 2004. The decrease in net loss was primarily due to the decrease in interest expense as described above and $504,462 in debt forgiveness income recognized in fiscal 2005 as compared to a $150,000 legal settlement expense incurred in fiscal 2004. These amounts were partially offset by increased general and administrative expenses as described above.

Liquidity and Capital Resources

    During the twelve months ended September 30, 2005, we financed our operations solely through private placements of securities. We are actively pursuing sales of our H-Net[TM] systems with meter manufacturers and other companies in the energy industry. However, we have not yet sold any H- Net[TM] systems. We have no history of revenues and have incurred significant losses since the beginning of the development of our H-Net[TM] system. We have significant accumulated and working capital deficits. As a result of our financial condition, our independent auditors have issued a report questioning our ability to continue as a going concern. Our consolidated financial statements as of and for the years ended September 30, 2005 and 2004 have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

    As of September 30, 2005, we had a working capital deficit of approximately $2.8 million and an accumulated deficit of approximately $32.7 million. As of that date, we had approximately $519,000 in cash and cash equivalents. We had accounts payable and accrued compensation expenses of approximately $2.0 million. We had other current liabilities, including amounts due to officers, accrued interest, notes payable and current portion of long term debt of approximately $1.5 million, including debts incurred prior to the beginning of fiscal year 2005. To the extent convertible debentures or promissory notes that we have issued are converted into shares of common stock, we will not be obligated to repay the converted amounts.

    Cash used in our operating activities totaled approximately $1.3 million for both the twelve months ended September 30, 2005 and the twelve months ended September 30, 2004. Cash used in our investing activities totaled approximately $34,000 for the twelve months ended September 30, 2005 as compared to approximately $8,000 for the twelve months ended September 30, 2004.

    Cash provided by our financing activities totaled approximately $1.3 million for the twelve months ended September 30, 2005 as compared to approximately $1.9 million for the twelve months ended September 30, 2004. We raised all of the cash provided by financing activities during the twelve months ended September 30, 2005 from the issuance of common stock, convertible debentures and/or promissory notes.

    As of the following dates, we were in default in the repayment of principal and interest in the corresponding amounts set forth below on our secured convertible debentures due as of those dates:

                              Principal              Current
                              Amount($)             Principal
        Default Date       at Default Date          Amount($)
       ------------        ---------------        --------------
        December 3, 2004          50,000               18,001
        December 31, 2004         50,000               50,000
        February 18, 2005         50,000               50,000
        March 4, 2005            250,000              239,200
                           -------------         ------------
                  Total:       $ 500,000          $   357,201
                           =============          ===========
    As of January 23, 2006, each of these defaults, other than with respect to payment of principal amounts which have been paid subsequent to the corresponding default date, was continuing and we were in payment default under convertible debentures in the aggregate principal amount of approximately $357,201 plus related interest on those debentures. As of that date, we also were in default under our obligations to register for resale shares of our common stock underlying certain of our outstanding convertible debentures and notes. In addition, as of that date, we also were in default under our obligations to make quarterly interest payments under all of our outstanding convertible debentures and notes issued prior to our convertible notes issued in March 2005. As of that date, we owed accrued and unpaid interest on our convertible debentures and notes in an aggregate amount of approximately $257,000 net of approximately $105,000 of prepaid interest. As of January 23, 2006, as a result of the above defaults, the holders of our secured convertible debentures and notes were entitled to pursue their rights to foreclose upon their security interest in all of our assets. However, as of that date, other than the receipt of a notice of default, we were not aware of any action taken by the holders of our secured convertible debentures and notes to pursue such rights, and as of that date we also were not aware of any other legal or similar action taken by those holders to enforce their rights or as a result of our defaults under those secured convertible debentures and notes.

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

    As of January 23, 2006, we had issued the following secured convertible debentures and notes, which provide for interest at the rate of 12% per annum, except for the notes issued in March 2005, which provide for interest at the rate of 8% per annum, and warrants to purchase common stock to various accredited inventors in connection with debenture and note offering transactions:

                        Original      Net           Remaining     Accrued and       Warrants
                        Principal  Proceeds to       Principal       Unpaid        Issued in
Issuance Date          Amount ($) ConectiSys ($)(1)  Amount ($)     Interest ($)(2) Offering(#)
---------------        ---------- ----------------- ----------    ---------------- -----------
March 29, 2002...      $ 300,000   $    225,000     $      -      $    27,300             -
May 10, 2002.....        150,000        125,000            -           36,000             -
June 17, 2002....        300,000        238,000            -           72,000             -
November 27, 2002        200,000        144,000            -              -         1,000,000
March 3, 2003....        150,000        100,000            -           27,700         750,000
May 12, 2003.....        150,000        100,000            -           36,000         750,000
November 25, 2003        100,000         76,000            -           24,000         500,000
December 3, 2003          50,000         31,000         18,001         12,300         250,000
December 31, 2003         50,000         44,000         50,000         12,400         250,000
February 18, 2004         50,000         35,000         50,000         11,600         250,000
March 4, 2004....        250,000        203,000        239,200         56,000       1,250,000
April 19, 2004...        250,000        165,000            -              -           750,000
June 30, 2004....        625,000        452,000            -              -         1,875,000
September 9, 2004        625,000        482,000            -              -         1,875,000
March 17, 2005         1,400,000      1,148,000       1,120,561        46,700       2,800,000
                       -----------    -----------   ------------     ----------    ----------
              Total:  $4,650,000     $3,568,000      $1,477,762      $362,000      12,300,000

    __________________

    (1) Amounts are approximate and represent net proceeds after deducting expenses incurred in connection with the offering as well as expenses for legal fees incurred in connection with preparation of reports and statements filed with the Securities and Exchange Commission.
    (2) Amounts are approximate and represent accrued and unpaid interest outstanding as of January 23, 2006. The total amount of accrued and unpaid interest does not account for approximately $105,000 of outstanding pre-paid interest.

    Each of the above outstanding secured convertible debentures or notes, except for the convertible notes issued in March 2005, are due one year following their respective issuance dates. The convertible notes issued in

March 2005 are due two years following their issuance dates. The conversion price of our secured convertible debentures is the lower of 40% of the average of the three lowest intra-day trading prices of a share of our common stock on the OTC Bulletin Board during the twenty trading days immediately preceding the conversion date, and either (a) $.06 for the March, May and June 2002 convertible debentures, (b) $.01 for the November 2002, March and May 2003 convertible debentures, or (c) $.005 for the November and December 2003 and the February, March, April, June and September 2004 convertible debentures and the March 2005 convertible notes. As of January 23, 2006, the applicable conversion price was approximately $.00008 per share.

    Our continued operations are dependent on securing additional sources of liquidity through debt and/or equity financing.

    As indicated above, our consolidated financial statements as of and for the years ended September 30, 2005 and 2004 have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As discussed in this report and in Note 1 to our consolidated financial statements for the years ended September 30, 2005 and 2004 included in this report, we have suffered recurring losses from operations and at September 30, 2005 had substantial net capital and working capital deficiencies. These factors, among others, raised substantial doubt about our ability to continue as a going concern and led our independent certified public accountants to modify their unqualified report to include an explanatory paragraph related to our ability to continue as a going concern. The consolidated financial statements included in this document do not include any adjustments that might result from the outcome of this uncertainty.

    We have been, and currently are, working toward identifying and obtaining new sources of financing. Our current convertible debenture and note investors have provided us with an aggregate of approximately $4.7 million in financing to date. No assurances can be given that they will provide any additional financing in the future. Our current secured convertible debenture and note financing documents contain notice and right of first refusal provisions and the grant of a security interest in substantially all of our assets in favor of the convertible debenture and note investors, all of which provisions will restrict our ability to obtain debt and/or equity financing from any investor other than our current investors.

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

Effect of Inflation

    Inflation did not have any significant effect on our operations during the twelve months ended September 30, 2005. Further, inflation is not expected to have any significant effect on our future operations.

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

                         Risks Related to Our Business

    Our default on the repayment of the convertible debentures or notes held by certain security holders could have a material and adverse effect on our business, prospects, results of operations or financial condition.

    Unpaid principal and accrued and unpaid interest on our convertible debentures and notes becomes immediately due and payable from one to two years from their dates of issuance, depending on the debenture or note, or earlier in the event of a default. The events of default under the convertible debentures and notes are similar to those customary for convertible debt securities, including breaches of material terms, failure to pay amounts owed, delisting of our common stock from the OTC Bulletin Board or failure to comply with the conditions of listing on the OTC Bulletin Board.

    As of January 23, 2006, we were in payment default under convertible debentures in the aggregate principal amount of approximately $357,201 plus related interest on those debentures. As of that date, we also were in default under our obligations to register for resale shares of our common stock underlying certain of our outstanding convertible debenture. In addition, as of that date, we also were in default under our obligations to make quarterly interest payments under all of our outstanding convertible debentures issued prior to our convertible notes issued in March 2005. As of January 23, 2006, we owed principal and accrued and unpaid interest on our convertible debentures and notes in an aggregate amount of approximately $1,735,000 net of approximately $105,000 of prepaid interest.

    As of January 23, 2006, as a result of the above defaults, the holders of our secured convertible debentures and notes were entitled to pursue their rights to foreclose upon their security interest in all of our assets. In the event that the holders of our secured convertible debentures and notes foreclose upon their security interest in all of our assets, we could lose all of our assets, including our intellectual property and other technology associated with our H-Net[TM] system, which would have a material and adverse effect on our business, prospects, results of operations and financial condition. In addition, the holders of our secured convertible debentures and notes were entitled to demand immediate repayment of the outstanding principal amounts of the debentures and notes and any accrued and unpaid interest. The cash required to repay such amounts would likely have to be taken from our working capital. Since we rely on our working capital to sustain our day to day operations and the development of our H- Net[TM] system, a default on the convertible debentures or notes could have a material and adverse effect on our business, prospects, results of operations or financial condition.

    We have no history of revenues, have incurred significant losses, expect continued losses and may never achieve profitability. If we continue to incur losses, we may have to curtail our operations, which may prevent us from successfully deploying our H-Net[TM] wireless meter reading system.

    We have no history of revenues, have not been profitable and expect continued losses. Historically, we have relied upon cash from financing activities to fund all of the cash requirements of our activities and have incurred significant losses and experienced negative cash flow. As of September 30, 2005, we had an accumulated deficit of approximately $32.7 million. For our fiscal year ended September 30, 2005, we incurred a net loss of approximately $3.1 million and for our fiscal year ended September 30, 2004, we incurred a net loss of approximately $4.2 million. We cannot predict when we will become profitable or if we ever will become profitable, and we may continue to incur losses for an indeterminate period of time and may never achieve or sustain profitability. An extended period of losses and negative cash flow may prevent us from successfully deploying our H-Net[TM] wireless meter reading system, or our H-Net[TM] system, and operating or expanding our business. As a result of our financial condition, our independent auditors have issued a report questioning our ability to continue as a going concern.

    Our significant losses have resulted principally from costs incurred in connection with the development of our H-Net[TM] system and from costs associated with our administrative activities. We expect our operating expenses to dramatically increase as a result of our planned deployment of our H-Net[TM] system. Since we have only recently completed the development of our H-Net[TM] system, have no operating history and no existing sources of revenues, we cannot assure you that our business will ever become profitable or that we will ever generate sufficient revenues to meet our expenses and support our planned activities. Even if we are able to achieve profitability, we may be unable to sustain or increase our profitability on a quarterly or annual basis.

    Our independent auditors have issued a report questioning our ability to continue as a going concern. This report may impair our ability to raise additional financing and adversely affect the price of our common stock.

    The report of our independent auditors contained in our financial statements for the years ended September 30, 2005 and 2004 includes a paragraph that explains that we have incurred substantial losses and have a working capital deficit. This report raises substantial doubt about our ability to continue as a going concern. Reports of independent auditors questioning a company's ability to continue as a going concern are generally viewed unfavorably by analysts and investors. This report may make it difficult for us to raise additional debt or equity financing necessary to continue the development and deployment of our H-Net[TM] system. We urge potential investors to review this report before making a decision to invest in ConectiSys.

    Without substantial additional financing, we may be unable to achieve the objectives of our current business strategy, which could force us to delay, curtail or eliminate our product and service development programs.

    We require additional financing to produce cost-reduced hardware for our H-Net[TM] system capable of large-scale manufacturing and to complete the development of our H-Net[TM] system. We also require additional funding to obtain and implement contracts and joint venture agreements with meter manufacturers. If we are unable to obtain this financing, we could be forced to delay, curtail or eliminate certain product and service development programs or entirely abandon our planned deployment of our H- Net[TM] system. In addition, our inability to obtain financing could have such a material adverse effect on our business, prospects, results of operations or financial condition, that we may be forced to restructure, file for bankruptcy, sell assets or cease operations entirely, any of which could jeopardize an investment in our common stock.

    We need and may be unable to obtain additional financing on satisfactory terms, which may require us to accept financing on burdensome terms that may cause substantial dilution to our shareholders and impose onerous financial restrictions on our business.

    We require additional financing. Deteriorating global economic conditions may cause prolonged declines in investor confidence in and accessibility to capital markets. Future financing may not be available on a timely basis, in sufficient amounts or on terms acceptable to us. This financing will likely dilute existing shareholders' equity. Any debt financing or other financing of securities senior to our common stock will likely include financial and other covenants that will restrict our flexibility. At a minimum, we expect these covenants to include restrictions on our ability to pay dividends on our common stock. Any failure to comply with these covenants would have a material adverse effect on our business, prospects, financial condition and results of operations because we could lose any then-existing sources of financing and our ability to secure new sources of financing may be impaired.

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

    Our success is highly dependent upon the continued services of key members of our management, including our Chairman of the Board and Chief Executive Officer, Robert A. Spigno, and our Chief Technology Officer, Lawrence Muirhead. The loss of Messrs. Spigno or Muirhead or one or more other key members of management could have a material adverse effect on us because each of these individuals has experience and skills upon which we draw heavily in our day-to-day operations, strategic planning or research and development activities. The development and operation of our H-Net[TM] system is largely dependent upon the skills and efforts of Mr. Muirhead. Although we have entered into employment agreements with Messrs. Spigno and Muirhead, we cannot assure the continued services of these key members of our management team. We do not maintain key-man life insurance policies on any member of management.

    We have very limited operating experience; therefore, regardless of the viability or market acceptance of our H-Net[TM] system, we may be unable to achieve profitability or realize our other business goals.

    Our H-Net[TM] system is the result of a new venture. We have been engaged in research and development of automatic meter reading technologies since 1995, and we have only recently completed limited pilot programs for our first and only products embodied in our H-Net[TM] automatic meter reading system. We have generated no operating revenues from our H-Net[TM] system and have not commenced any of the widespread marketing and other functions that we anticipate will be required for successful deployment of our H-Net[TM] system. Deployment of our H-Net[TM] system will involve large-scale cost-reduction manufacturing runs for the production of the components employed in our H-Net[TM] system. Our success will depend in large part on our ability to deal with the problems, expenses and delays frequently associated with bringing a new product to market. Because we have little experience in the deployment and operational aspects of automatic meter reading technologies, we may be unable to successfully deploy and operate our H-Net[TM] system even if our H-Net[TM] system proves to be a viable automatic meter reading solution and achieves market acceptance. Consequently, we may be unable to achieve profitability or realize our other business goals.

    Our failure to attract and retain key personnel could adversely affect our business, financial condition and results of operations.

    Our future success is dependent in part on our ability to attract and retain certain key personnel. We currently have few employees and need to attract additional skilled technical, clerical and managerial personnel in all areas of our business. The competition for such individuals is intense. There can be no assurance that we will be able to retain our existing personnel or attract additional qualified personnel in the future. If we are unable to attract and retain key personnel, our business, financial condition and results of operations could be adversely affected.

    Many companies with greater resources and operating experience are developing technology similar to that employed in our H-Net[TM] system. These companies could successfully compete with us and negatively affect the deployment of our H-Net[TM] system and our opportunity to achieve revenues and/or profitability.

    We anticipate significant competition with our H-Net[TM] system from many companies. Our H-Net[TM] system is designed to compete with companies such as those that offer meter reading services utilizing modem and telephone line communications or drive-by data collection capabilities. Our H-Net[TM] system may compete with numerous companies, including Schlumberger Ltd., Itron, Inc., CellNet Data Systems, Hunt Technologies and Metricom Corporation, each of which has significantly more resources and operational and product development experience than we do. Some of our potential customers, namely, meter manufacturers and utility companies, may decide to develop their own products or service offerings that directly compete with our H-Net[TM] system. Although we believe that our H-Net[TM] system will be competitive in the marketplace, we cannot assure you that these or other companies with greater experience and greater resources than ConectiSys will not negatively affect our business prospects and impair our ability to achieve revenues and/or profitability.

    We are targeting a new and evolving market and we cannot be certain that our business strategy will be successful.

    The automation of utility meter reading and data distribution is a relatively new and rapidly changing market. We cannot accurately predict the size of this market or its potential growth. Our system is one possible solution for AMR and data distribution. It has not been adopted as an industry standard and it may not be adopted on a broad scale. Competing systems have been and likely will continue to be selected by utilities and other potential clients. Participants in the utility industry have historically been cautious and deliberate in making decisions concerning the adoption of new technology. This process, which can take up to several years to complete, may include the formation of evaluation committees, a review of different technical options, technology trials, equipment testing and certification, performance and cost justifications, regulatory review, one or more requests for vendor quotes and proposals, budgetary approvals and other steps. Only a limited number of utilities have made a commitment to purchase our products to date. Consequently, if our H-Net[TM] system as an AMR solution is unsuccessful and we are unable to enter into AMR or data distribution contracts on terms favorable to us, our business, results of operations and financial condition could be materially and adversely affected.

    The new and evolving nature of the market that we intend to target makes an accurate evaluation of our business prospects and the formulation of a viable business strategy very difficult. Accordingly, our business strategy may be faulty or even obsolete and as a result, we may not properly plan for or address many obstacles to success, including the following:

    o the timing and necessity of substantial expenditures for the development and deployment of our H-Net[TM] system;
    o the failure to strategically position ourselves in relation to joint venture or strategic partners, and potential and actual competitors;
    o the failure of our H-Net[TM] system to satisfy the needs of the market that we intend to target and the resulting lack of widespread or adequate acceptance of our H-Net[TM] system; and
    o the difficulties in managing rapid growth of operations and personnel.

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

    We currently rely on a combination of contractual rights, copyrights, trademarks and trade secrets to protect our proprietary rights. However, although our H-Net[TM] system and its constituent components could benefit from patent protection, we have chosen to retain the proprietary rights associated with our H-Net[TM] system predominantly as trade secrets. Although we currently rely to a great extent on trade secret protection for much of our technology, we cannot assure you that our means of protecting our proprietary rights will be adequate or that our competitors will not independently develop comparable or superior technologies or obtain unauthorized access to our proprietary technology.

    We own, license or have otherwise obtained the right to use certain technologies incorporated in our H-Net[TM] system. We may receive infringement claims from third parties relating to our products and technologies. In those cases, we intend to investigate the validity of the claims and, if we believe the claims have merit, to respond through licensing or other appropriate actions. To the extent claims relate to technology included in components purchased from third-party vendors for incorporation into our products, we would forward those claims to the appropriate vendor. If we or our component manufacturers are unable to license or otherwise provide any necessary technology on a cost-effective basis, we could be prohibited from marketing products containing that technology, incur substantial costs in redesigning products incorporating that technology, or incur substantial costs defending any legal action taken against us.

                      Risks Related to Our Common Stock

    Shares of our common stock eligible or to become eligible for public sale could adversely affect our stock price and make it difficult for us to raise additional capital through sales of equity securities.

    As of January 23, 2006, we had outstanding 8,945,816,280 shares of common stock, of which approximately 1,904,500,000 shares were restricted under the Securities Act of 1933. As of that date, we also had outstanding options, warrants, convertible debentures and notes and preferred stock that were exercisable for or convertible into approximately 22,069,000,000 shares of common stock, approximately 21,699,000,000 of which are covered by registration rights. Sales of a substantial number of shares of our common stock in the public market, or the perception that sales could occur, could adversely affect the market price of our common stock. Any adverse effect on the market price of our common stock could make it difficult for us to raise additional capital through sales of equity securities at a time and at a price that we deem appropriate.

    Conversion or exercise of our outstanding derivative securities could substantially dilute your investment because the conversion and exercise prices of those securities and/or the number of shares of common stock issuable upon conversion or exercise of those securities are subject to adjustment.

    We have issued various debentures, notes and warrants that are convertible or exercisable at prices that are subject to adjustment due to a variety of factors, including fluctuations in the market price of our common stock and the issuance of securities at an exercise or conversion price less than the then-current exercise or conversion price of those debentures, notes or warrants. As of January 23, 2006, the closing price of a share of our common stock on the OTC Bulletin Board was $.0003. On that date, our debentures, notes and warrants outstanding with adjustable conversion and/or exercise prices were convertible or exercisable into approximately 21,699,000,000 shares of our common stock. The number of shares of common stock that these adjustable securities ultimately may be converted into or exercised for could prove to be greater than this amount if the market price of our common stock declines. You could, therefore, experience substantial dilution of your investment as a result of the conversion or exercise of our outstanding derivative securities.

    The applicable conversion price of our debentures and notes issued to certain security holders is variable and does not have a lower-limit, therefore the dilutive effect to our existing security holders is theoretically limitless. However, because the variable conversion price of these debentures and notes has an upper limit, an increase in the trading price of a share of our common stock will result in a limited benefit to existing security holders with respect to the conversion of these debentures and notes. The following table sets forth the number of shares issuable upon conversion of the aggregate principal and all accrued and unpaid interest on our convertible debentures and notes issued to certain security holders and outstanding as of January 23, 2006, which amount was approximately $1,735,000, net of prepaid interest, and is based upon the indicated hypothetical trading prices:



                                         Approximate         Percentage
Hypothetical       Conversion           Number of Shares    of Company's
Trading Price      Price (1)              Issuable(2)       Common Stock (3)
-------------     -----------------    -----------------   ---------------
   $.0008             $.00032           5,421,875,000            38%
   $.0004             $.00016          10,843,750,000            55%
   $.0002             $.00008          21,687,500,000            71%
   $.0001             $.00004          43,375,000,000            83%
    _______________

    (1) The conversion price of our debentures and notes is the lower of 40% of the average of the three lowest intraday trading prices of a share of our common stock on the OTC Bulletin Board during the twenty trading days immediately preceding the conversion date, and either (a) $.06 for the March, May and June 2002 convertible debentures, (b) $.01 for the March and May 2003 convertible debentures, or (c) $.005 for the November and December 2003, and the February and March 2004 convertible debentures and the March 2005 convertible notes. As of January 23, 2006, the applicable conversion price was approximately $.00008.

    (2) Our current authorized capital allows us to issue a maximum of 15 billion shares of common stock.
    (3) Amounts are based on 8,945,816,280 shares of our common stock outstanding as of January 23, 2006 plus the corresponding number of shares issuable. Each of the holders of our convertible debentures and notes may not convert our debentures or notes into more than 4.9% of our then- outstanding common stock; however, the holders may waive the 4.9% limitation, thus allowing the conversion of their debentures or notes into a number of shares of common stock in excess of 4.9% of our then-outstanding common stock.

    The holders of certain of our convertible debentures and notes may elect to receive payment for accrued and unpaid interest on our debentures and notes in shares of our common stock based on the conversion price and on the same terms described above with respect to conversions of the principal portion of these debentures and notes. As a result of conversions of the principal or interest portion of our convertible debentures and notes and related sales of our common stock by the holders of our convertible debentures and notes, the market price of our common stock could be depressed, thereby resulting in a significant increase in the number of shares issuable upon conversion of the principal and interest portions of these debentures and notes. You could, therefore, experience substantial dilution of your investment as a result of the conversion of the principal or interest portions of our convertible debentures and notes.

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

    Nasdaq and other principal markets require that, to be eligible for inclusion in the stock market, a company's common stock have a specified minimum bid price per share. Convertible debenture and convertible note financings, especially those with variable conversion prices with low or no low-price limits, characteristically exert downward pressure on the market for a company's common stock. This pressure, if applied against the market for our common stock, may prevent our common stock from being listed on Nasdaq or other principal markets.

    Our common stock price is subject to significant volatility, which could result in substantial losses for investors and in litigation against us.

    The stock market as a whole and individual stocks historically have experienced extreme price and volume fluctuations, which often have been unrelated to the performance of the related corporations. During the twelve months ended September 30, 2005, the high and low closing bid prices of our common stock were $.0095 and $.0002, respectively. The market price of our common stock may exhibit significant fluctuations in the future response to various factors, many of which are beyond our control and which include:

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

    Our common stock trades under the symbol "CNES" on the OTC Bulletin Board. Because our stock trades on the OTC Bulletin Board rather than on a national securities exchange, you may find it difficult to either dispose of, or to obtain quotations as to the price of, our common stock.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

    None.

ITEM 8A.  CONTROLS AND PROCEDURES.

    Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of September 30, 2005 (the "Evaluation Date"), that the design and operation of our "disclosure controls and procedures" (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated, recorded, processed, summarized and reported to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding whether or not disclosure is required.

    During the fiscal year ended September 30, 2005, there were no changes in our "internal controls over financial reporting" (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 8B.  OTHER INFORMATION.

    None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Directors and Executive Officers

    The directors and executive officers of ConectiSys and their ages, positions, business experience and education as of January 23, 2006 are as follows:

         Name             Age             Position
         ----             ---             --------
Robert A. Spigno(1)(2)..  51    Chairman of the Board, Chief
                                 Executive Officer and Director

Lawrence Muirhead(1)(2).  46    Chief Technology Officer and Director

Patricia A. Spigno......  48    Acting Chief Financial Officer,
                                 Treasurer and Secretary

Melissa McGough (1).....  29    Director
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

    Melissa McGough has served as a member of our board of directors since November 1999. Ms. McGough was also our Corporate Administrator from December 1998 until March 2005. Her responsibilities as Corporate Administrator included public relations and management of our daily office activities. Prior to that time, Ms McGough was a student.

Executive Officer

    Patricia A. Spigno served as our Chief Financial Officer, Treasurer and Secretary from August 1995 to August 2005 and was a member of our board of directors from August 1995 until October 1997. She resigned as our Chief Financial Officer, Treasurer and Secretary in August 2005 but is currently our

Acting Chief Financial Officer, Treasurer and Secretary and is expected to remain in this position until her successor is appointed by our board of directors. Prior to August 1995, Ms. Spigno was Chief Financial Officer and the head of administration of S.W. Carver Corp., a company founded by her and her former husband, Robert A. Spigno. Ms. Spigno has over 22 years of experience in accounting and asset management.

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

    Dr. Fredric Brauner was appointed to serve as an advisor to our board of directors in October 2003. Dr. Brauner is a doctor of medicine, specializing in dermatology. He graduated from the University of Vienna and became a doctor in 1977. Dr. Brauner, took over his father's practice in 1983 at the University Clinic of Dermatology in Vienna. Dr. Brauner is a key investor in ConectiSys and is leading our efforts to expand our H-Net(TM) system to fit the European marketplace.

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

    Based solely upon a review of copies of these reports furnished to us during 2005 and thereafter, or written representations received by us from reporting persons that no other reports were required, we believe that all
Section 16(a) filing requirements applicable to our reporting persons during 2005 were complied with, except as described below.

    The following individuals did not timely file the following numbers of Forms 4 to report the following numbers of transactions: Mr. Robert Spigno - 1 report, 1 transaction; and Ms. Patricia Spigno - 1 report, 1 transaction.

  Board Committees

    Our board of directors has a Stock Option Committee and a Nominating Committee. Our board of directors does not have an Audit Committee. In the absence of an Audit Committee, the entire board of directors intends to satisfy the duties of that committee.

    Stock Option Committee. Our Stock Option Committee makes recommendations to our board of directors concerning incentive compensation for employees and consultants of ConectiSys and selects the persons entitled to receive options under our stock option plans and establishes the number of shares, exercise price, vesting period and other terms of the options granted under those plans. The Stock Option Committee currently consists of Robert A. Spigno, Lawrence Muirhead and Melissa McGough. During fiscal 2005, the Stock Option Committee held one meeting and did not take action by written consent on any occasion. No executive officer of ConectiSys has served as a director or member of the compensation committee of any other entity whose executive officers served as a director of ConectiSys.

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

    Our Nominating Committee assists our board of directors in the selection of nominees for election to the board. The committee determines the required selection criteria and qualifications of director nominees based upon the needs of ConectiSys at the time nominees are considered and recommends candidates to be nominated for election to the board. The Nominating Committee was constituted, and our board of directors adopted a written charter for the Nominating Committee, in June 2004. A copy of the current charter is available on our website at http://www.conectisys.com under the headings "Investor Relations" and "Corporate Governance." During fiscal 2005, our Nominating Committee held one meeting and did not take action by written consent on any occasion. Our Nominating Committee considered and nominated candidates for directorship in connection with our 2005 annual meeting. No candidates for director nominations were submitted to our board of directors by any shareholder in connection with the election of directors at our 2005 annual meeting.

  Codes of Ethics

    Our board of directors has adopted a Code of Business Conduct and Ethics that applies to all of our directors, officers and employees and an additional Code of Business Ethics that applies to our Chief Executive Officer and our Senior Financial Officers.

    The Code of Ethics, as applied to our principal financial officers, constitutes our "code of ethics" within the meaning of Section 406 of the Sarbanes-Oxley Act of 2002 and would also constitute our "code of conduct" within the meaning of the listing standards of Nasdaq.

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

ITEM 10.  EXECUTIVE COMPENSATION.

Compensation of Executive Officers

    The Summary Compensation Table below provides information concerning the annual and long-term compensation for services in all capacities as an employee of ConectiSys of our Chief Executive Officer, our Chief Technology Officer and our Chief Financial Officer, or the named executives, during the years ended September 30, 2005, 2004 and 2003. There were no other executive officers whose annual salary and bonus compensation exceeded $100,000 during the year ended September 30, 2005.

                                   SUMMARY COMPENSATION TABLE

                                                             Long-Term
                                                            Compensation
                                                            ------------
                                                              Awards
                                                            ------------
                                Annual Compensation          Securities
     Name and                                                Underlying      All Other
     Principal Position       Year     Salary($) Bonus($)(1)  Options(#)   Compensation ($)
     -------------------      -------  --------- ----------- ------------  ----------------
     Robert A. Spigno,        2005     $160,000  $80,000        --               --
     Chief Executive Officer  2004     $160,000  $80,000        --               --
                              2003     $160,000  $80,000        --               --

     Lawrence Muirhead,       2005     $150,000    --           --               --
     Chief Technology Officer 2004     $150,000    --           --               --
                              2003     $150,000    --           --               --

     Patricia A. Spigno,      2005     $ 80,000  $40,000        --               --
     Chief Financial Officer  2004     $ 80,000  $40,000        --               --
     and Secretary            2003     $ 80,000  $40,000        --               --
     _____________

    (1) Amounts represent bonus earned, but deferred and recorded on the books and records of ConectiSys as accrued compensation. Amounts are payable in common stock of ConectiSys based on a conversion price equivalent to 50% of the average of the closing bid and asked prices of a share of ConectiSys common stock for the 30 days prior to the end of the year in which such bonus was earned. Although our agreements with Robert Spigno and with Patricia Spigno provide that the conversion price is to be equal to 50% of the average of the closing bid and asked prices of a share of our common stock for the 30 days prior to the end of the calendar year, Mr. Spigno and Ms. Spigno both voluntarily relinquished their right to receive shares for 2005, 2004 and 2003 based on this conversion price in favor of a conversion price equal to approximately
        100% of the average of the closing bid and asked prices of a share of our common stock for the 30 days prior to the end of the applicable calendar year.

Stock Option Grants in 2005

    In fiscal 2005, no options or stock appreciation rights were granted to the named executives.

Option Exercises and Fiscal Year-End Values

    The following table sets forth the number of shares acquired and value realized upon exercise of options during the fiscal year ended September 30, 2005 and the number of exercisable and unexercisable in-the-money stock options and their values at September 30, 2005 for the named executives. An option is "in-the-money" if the fair market value for the underlying securities exceeds the exercise price of the option.

                                    Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

                                                              Number of Securities Underlying      Value ($)of Unexercised
                                Shares                               Unexercised Options           In-the-Money Options at
                                Acquired on     Value                September 30, 2005             September 30, 2005 (1)
     Name                       Exercise       Realized ($)   Exercisable(#) Unexercisable(#)    Exercisable    Unexercisable
     ---------------------      ------------    ------------   -------------- ----------------  --------------  ----------------
     Robert A. Spigno              ---             ---          6,443,654          ---               ---             ---
     Lawrence Muirhead             ---             ---             ---             ---               ---             ---
     Patricia Spigno               ---             ---           500,000           ---               ---             ---
  _______________
    (1) The closing sale price of our common stock on the OTC Bulletin Board(R)
        as of September 30, 2005 was $.0003.

Long-Term Incentive Plan Awards

    In fiscal 2005, no awards were given to named executives under long-term incentive plans.

Compensation of Directors

    Our directors do not receive any compensation in their capacity as members of the board of directors, but may be reimbursed for reasonable expenses incurred in connection with attendance of meetings of the board of directors.

    The advisors to our board of directors each initially received 250,000 shares of common stock as compensation for their advisory services. No additional compensation has been paid and any future compensation will be in the discretion of our board of directors.

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

Report on Repricing of Options and SARs

    No adjustments to or amendments of the exercise price of stock options or stock appreciation rights previously awarded to the named executives occurred in fiscal 2005.

Indemnification of Directors and Officers

    The Colorado Business Corporation Act, or CBCA, requires that each director discharge his duties to ConectiSys in good faith, with the care an ordinarily prudent person in a like position would exercise under similar circumstances, and in a manner that he reasonably believes to be in the best interests of ConectiSys. Generally, a director will not be liable to ConectiSys or its shareholders, for any action he takes or omits to take as a director if, in connection with such action or omission, he performed the duties of his position in compliance with the standards described above.

    Our Articles of Incorporation provide that ConectiSys may indemnify any director or officer of ConectiSys to the full extent permitted by Colorado law. Under the CBCA, except for the situation described below, a corporation may indemnify a person made a party to a proceeding because the person is or was a director against liability incurred in the proceeding if:

      o the person conducted himself in good faith;

      o the person reasonably believed, in the case of conduct in an official capacity with ConectiSys, that his conduct was in the best interests of ConectiSys and, in all other cases, that his conduct was at least not opposed to the best interests of ConectiSys; and

      o in the case of any criminal proceeding, the person had no reasonable cause to believe his conduct was unlawful.

    Under the CBCA, ConectiSys may not indemnify a director as described above:

      o in connection with a proceeding by or in the right of ConectiSys, in which the director was adjudged liable to ConectiSys; or

      o in connection with any other proceeding charging that the director derived an improper personal benefit, whether or not involving action in an official capacity, in which proceeding the director was adjudged liable on the basis that he derived an improper personal benefit.

    Under the CBCA, ConectiSys is required to indemnify any director who is wholly successful on the merits or otherwise, in the defense of any proceeding to which the director was a party because the person is or was a director, against reasonable expenses incurred by him in connection with the proceeding.

    To the extent indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers and controlling persons of ConectiSys under the above provisions, or otherwise, we have been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Securities Act of 1933 and is, therefore, unenforceable.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.


    The following table sets forth, as of January 23, 2006, certain information with respect to (i) each director of our company, (ii) the named executives, and (iii) all directors and executive officers of our company as a group, and
(iv) each person known to our company to be the beneficial owner of more than 5% of our common stock. The information with respect to each person specified is as supplied or confirmed by such person or based upon statements filed with the Commission.

Name and Address of             Title of        Amount and Nature of
of Beneficial Owner (1)          Class         Beneficial Ownership(2)     Percent of Class
--------------------------     ---------       -------------------------   ------------------
Robert A. Spigno                Common               346,994,314(3)                3.74%
                                Class A Preferred        450,020(4)              100.00%
                                Class B Preferred        500,000(5)               50.00%

Patricia A. Spigno              Common                25,624,601(6)                 *

Lawrence Muirhead               Common                   971,393                    *

Melissa McGough                 Common                   354,138                    *

All directors and executive
officers as a group
(4 persons)                     Common               373,944,446(7)                 4.02%
                                Class A Preferred        450,020(4)               100.00%
                                Class B Preferred        500,000(5)                50.00%

   _______________
   * Less than 1.00%

  (1) The address of each director and executive officer named in this table is c/o ConectiSys Corporation, 24730 Avenue Tibbitts, Suite 130, Valencia, California 91355. Mr. Spigno and Mr. Muirhead are directors and executive officers of ConectiSys. Ms. McGough is a director of ConectiSys. Ms. Spigno is Acting Chief Financial Officer, Treasurer and Secretary of ConectiSys.

  (2) Based upon information furnished to us by the directors and executive officers or obtained from our stock transfer books showing 8,945,816,280 shares of common stock outstanding as of January 23, 2006. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Except as indicated by footnote, and subject to community property laws where applicable, the persons named in the table above have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. Shares of common stock subject to options currently exercisable, or exercisable within 60 days after January 23, 2006, are deemed to be outstanding in calculating the percentage ownership of a person or group but are not deemed to be outstanding as to any other person or group.

  (3) Includes (i) 4,992,556 shares held directly, (ii) 1,443,654 shares underlying options, (iii) 5,000,000 shares issuable upon conversion of Class B Preferred Stock, and (iv) 335,558,104 shares issuable in connection with payment of annual bonuses for calendar years 2002 through 2005. Mr. Spigno holds an option to purchase up to 500,000 shares of Class B Preferred Stock.

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

  (7) Includes (i) 8,241,950 shares held directly, (ii) 1,943,654 shares underlying options, (iii) 5,000,000 shares issuable upon conversion of Class B Preferred Stock, and (iv) 358,758,842 shares issuable in connection with payment of annual bonuses for calendar years 2002 through 2005. Mr. Spigno holds an option to purchase up to 500,000 shares of Class B Preferred Stock.

Equity Compensation Plan Information

    The following table gives information about our common stock that may be issued upon the exercise of options, warrants and rights under our Amended Non-Qualified Stock Option and Stock Bonus Plan as well as stock options, warrants and rights issued outside of any formal plan as of September 30, 2005.

                    Number of Securities     Weighted Average    Number of
                  to be Issued Upon Exercise Exercise Price of   Securities
                  of Outstanding Options,    Outstanding         Remaining
                        Warrants           Options, Warrants    Available for
Plan Category         and Rights(1)            and Rights      Future Issuance
------------------- --------------------   ------------------ -----------------
Equity compensation
plans approved by
security holders         N/A                     N/A                   N/A

Equity compensation
plans not approved
by security holders  1,943,654(2)               $0.38                  N/A

Total                1,943,654                  $0.38                  N/A
  _______________
 (1) Number of shares is subject to adjustment for changes in capitalization for stock splits, stock dividends and similar events.

 (2) Represents 1,943,654 shares of common stock underlying stock options, warrants and rights issued under our Amended Non-Qualified Stock Option and Stock Bonus Plan and no shares of common stock underlying stock options, warrants and rights issued outside of any formal plan.

    Our Amended Non-Qualified Stock Option and Stock Bonus Plan permits grants of stock bonuses and non-qualified stock options. Vesting periods under our Amended Non-Qualified Stock Option and Stock Bonus Plan vary from person to person, and options under the plan are exercisable subject to certain standard conditions.

Stock Option Plans

General

    Our Amended Non-Qualified Stock Option and Stock Bonus Plan, including the Non-Qualified Stock Option and Stock Bonus Plans it amends, or the Plan, was adopted and approved by our board of directors effective as of September 11, 2001. The Plan, is designed to enable us to grant compensation and offer an incentive-based compensation system to consultants who do business with ConectiSys. The Plan provides for the grant of nonqualified stock options. As of January 23, 2006, options to purchase a total of 1,943,654 shares of common stock were outstanding under the Plan, and, as no option may be granted under the Plan after January 31, 2006, our board of directors does not consider any options to purchase shares of common stock currently available for issuance under the Plan.

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

    On September 1, 2002, we executed a promissory note due September 1, 2003 in favor of Robert Spigno in the principal amount of $87,100 representing amounts borrowed from Mr. Spigno prior to that date. On September 1, 2003 we executed a replacement promissory note in favor of Mr. Spigno in the amount of $36,000. As of September 30, 2004, approximately $12,000 of principal and accrued and unpaid interest under this note remained outstanding. During fiscal 2005, we borrowed various amounts from time to time from Mr. Spigno and as of January 23, 2006, no principal or accrued and unpaid interest under this note remained outstanding. Under the note, any outstanding principal and accrued and unpaid interest is due on demand and any outstanding principal accrues interest at an annual rate of 18%.

    On October 1, 2002, we owed Patricia A. Spigno approximately $8,140 resulting from cash advances, other borrowings and related accrued interest. On September 1, 2003 we executed a replacement promissory note in favor of Ms. Spigno in the amount of $50,000. We borrowed additional funds from Ms. Spigno resulting in approximately $49,000 owed to Ms. Spigno as of September 30, 2004. During fiscal 2005, we borrowed various amounts from time to time from Ms. Spigno and as of January 23, 2006, no principal or accrued and unpaid interest under this note remained outstanding. Under the note, any outstanding principal and accrued and unpaid interest is due on demand and any outstanding principal accrues interest at an annual rate of 18%.

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

    Effective December 31, 2005, Robert Spigno earned bonus compensation under his employment arrangement with ConectiSys in the amount of $80,000 payable in common stock of ConectiSys based on a conversion price equal to 50% of the average of the closing bid and asked prices of a share of our common stock for the 30 days prior to December 31, 2005. Although our agreement with Mr. Spigno provides that the conversion price is to be equal to 50% of the average of the closing bid and asked prices of a share of our common stock for the 30 days prior to December 31, 2005, Mr. Spigno voluntarily relinquished his right to receive shares for 2005 based on this conversion price in favor of a conversion price equal to 100% of the average of the closing bid and asked prices of a share of our common stock for the 30 days prior to December 31, 2005. The number of shares of common stock of ConectiSys issuable in connection with this bonus is 289,156,627.

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

                              2005            2004
                            --------        --------
    Audit Fees              $27,200         $22,200
    Audit - Related Fees    $10,200         $ 3,500
    Tax Fees                $   --          $   --
    All Other Fees              --              --
                            --------        --------
    Total                   $37,400         $25,700
                            =======         =======

    The Audit - Related Fees shown above all related to work performed in connection with the issuance of Consents of Independent Registered Public Accounting Firm included in Registration Statements on Forms SB-2 and S-8 and the review thereof by Hurley & Company.

    We do not have an Audit Committee. Our Board of Directors approved the Audit Fees for fiscal 2005, but none of the other fees for 2005 were specifically approved by our Board of Directors. Our Board of Directors approved the Audit Fees for fiscal 2004, but none of the other fees for 2004 were specifically approved by our Board of Directors.

                     CONECTISYS CORPORATION
             INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                   Page
                                                                   ----

Consolidated Financial Statements As Of And For The Years Ended
---------------------------------------------------------------
     September 30, 2005 and 2004
     --------------------------
Report of Independent Registered Public Accounting Firm.............F-1

Consolidated Balance Sheet as of September 30, 2005.................F-3

Consolidated Statements of Operations for the Years
     Ended September 30, 2005 and 2004..............................F-5

Consolidated Statements of Changes in Shareholders' Equity (Deficit)
     for the Cumulative Period from December 1, 1990 (Inception)
     Through September 30, 2005.....................................F-6

Consolidated Statements of Cash Flows for the Years Ended September
     30, 2005 and 2004 and the Cumulative Period from December 1,
     1990(Inception) Through September 30, 2005.....................F-16

Notes to Consolidated Financial Statements..........................F-19

          REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
          --------------------------------------------------------
Board of Directors
Conectisys Corporation and Subsidiaries
Valencia, California

We have audited the accompanying consolidated balance sheet of Conectisys Corporation and Subsidiaries (a development stage company) (the "Company") as of September 30, 2005, and the related consolidated statements of operations, changes in shareholders' equity (deficit), and cash flows for the years ended September 30, 2005 and 2004, and the cumulative period from December 1, 1990 (inception of development stage) through September 30, 2005, except that we did not audit these financial statements for the period December 1, 1990 (inception of development stage) through November 30, 1997; these financial statements were audited by other auditors, whose reports dated March 6, 1998 (for the period December 1, 1994 through November 30, 1997) and January 9, 1995 (for the period December 1, 1990 (inception of development stage) through November 30,
1994), respectively, expressed a going concern uncertainty. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Conectisys Corporation and Subsidiaries as of September 30, 2005, and the results of their operations and their cash flows for the years ended September 30, 2005 and 2004, and the cumulative period from December 1, 1990 (inception of development stage) through September 30, 2005, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a deficiency in working capital at September 30, 2005. These matters raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.




                                         Hurley & Company


Granada Hills, California
December 30, 2005

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) CONSOLIDATED BALANCE SHEET
September 30, 2005


Assets
Current assets
  Cash and cash equivalents                                $          518,765
  Prepaid expenses                                                    154,184
                                                            -----------------
Total current assets                                                  672,949

Property and equipment, net of accumulated
  depreciation of $339,330                                             39,257

Other assets
  License and technology, net of accumulated
    amortization of $421,478                                                0
  Loan fees, net of accumulated
    amortization of $474,353                                           45,202
                                                            -----------------

Total assets                                               $          757,408
                                                            =================


The accompanying notes are an integral part of these consolidated financial statements.

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) CONSOLIDATED BALANCE SHEET
September 30, 2005


Liabilities and shareholders' equity
Current liabilities
  Accounts payable                                         $          316,217
  Accrued compensation                                              1,683,191
  Due to officers                                                         385
  Accrued interest payable                                            212,924
  Other current liabilities                                            38,003
  Notes payable and current potion of
    long-term debt                                                  1,231,048
                                                            -----------------
Total current liabilities                                           3,481,768

Long-term debt, net of current                                      1,590,521
                                                            -----------------
Total liabilities                                                   5,072,289

Commitments and contingencies                                               0

Shareholders' equity
Preferred stock - Class A, $1.00 par value;
  1,000,000 shares authorized, 215,865 shares
  issued and outstanding                                              215,865
Convertible preferred stock - Class B, $1.00
  par value; 1,000,000 shares authorized,
  -0- shares issued and outstanding                                         0
Common stock - 15,000,000,000 shares authorized,
  no par value; 7,388,864,998 shares issued
  and outstanding                                                  26,669,088
Additional paid-in capital:
  Convertible preferred stock - Class B $1.00 par
    value, 1,000,000 stock options exercisable                        100,000
  Common stock, no par value 14,243,654 stock
    options and warrants exercisable                                1,366,714

Accumulated gain (deficit) during development stage               (32,666,548)
                                                            -----------------
Total shareholders' equity (deficit)                               (4,314,881)
                                                            -----------------
Total liabilities and shareholders' equity                 $          757,408
                                                            =================

The accompanying notes are an integral part of these consolidated financial statements.

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended September 30, 2005 and 2004
      And the Cumulative Period
From December 31, 1990 (Inception) Through September 30, 2005

                                                                                  Dec. 1, 1990
                                                                                   (Inception)
                                                                                     Period
                                             Year Ended         Year Ended           Through
                                            September 30,      September 30,      September 30,
                                                2005               2004               2005
Revenues                                $                0 $                0 $          517,460

Cost of goods sold                                 245,427             95,879          1,131,369
                                         -----------------  -----------------  -----------------
Gross profit (loss)                               (245,427)           (95,879)          (613,909)

General and administrative expenses              1,676,520          1,459,844         21,678,148
Bad debt expense                                         0                  0          1,680,522
Write-off of intangible assets                           0                  0          1,299,861
                                         -----------------  -----------------  -----------------
Loss from operations                            (1,921,947)        (1,555,723)       (25,272,440)

Other income (expenses)
  Forgiveness of debt                              504,462                  0            504,462
  Settled damages                                        0           (150,000)          (125,000)
  Other income                                           0                  0             12,072
  Interest income                                        0                  1            102,924
  Interest expense                              (1,715,198)        (2,523,105)        (6,873,324)
  Minority interest                                      0                  0             62,500
                                         -----------------  -----------------  -----------------
Net loss                                $       (3,132,683)$       (4,228,827)$      (31,588,806)
                                         =================  =================  =================

Weighted average shares outstanding          3,713,202,999        795,809,759

Net loss per share                                   (0.00)             (0.01)

The accompanying notes are an integral part of these consolidated financial statements.

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
For the Cumulative Period from December 1, 1990 (Inception) Through September 30, 2005


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


CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
For the Cumulative Period from December 1, 1990 (Inception) Through September 30, 2005


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


CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
For the Cumulative Period from December 1, 1990 (Inception) Through September 30, 2005


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


CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
For the Cumulative Period from December 1, 1990 (Inception) Through September 30, 2005


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


CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
For the Cumulative Period from December 1, 1990 (Inception) Through September 30, 2005


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


CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
For the Cumulative Period from December 1, 1990 (Inception) Through September 30, 2005


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


CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
For the Cumulative Period from December 1, 1990 (Inception) Through September 30, 2005


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


CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
For the Cumulative Period from December 1, 1990 (Inception) Through September 30, 2005


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

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
For the Cumulative Period from December 1, 1990 (Inception) Through September 30, 2005


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

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
For the Cumulative Period from December 1, 1990 (Inception) Through September 30, 2005


                              Preferred Stock       Common Stock              Additional  Stock                    Total
                              Class A and B         No Par Value                Paid in Subscription Accumulated Shareholders'
                                Shares      Value      Shares        Value      Capital   Receivable  Deficit   Equity (Deficit)
                             ----------  ---------- -------------  ----------- ---------- ---------- ------------ -----------
Shares issued in exchange for:
Cash, January 2005 with a price
  of $0.00125 per share               0           0    4,000,000         5,000        0            0             0       5,000
Debt, accrued liabilities
  and prepaid retainer
  October 2004 to September
  2005 with common shares
  valued from approximately
  $0.0004 to $0.0010 per share        0           0  591,300,000       473,362         0            0             0     473,362
Services, December 2004 through
  August 2005 valued from
  $0.0006 to $0.0010 per share        0           0   52,000,000        46,200         0            0             0      46,200
Issuance of 2,800,000 warrants
 November 2004 through
 September 2005 at an exercise
 price of $0.0039 per share, in
 conjunction with $1,400,000
 principle value of 12%
 convertible debt                     0           0            0             0        3,756          0             0      3,756
Conversion of $2,529,378 principal
  value of convertible debt,
  $3,794,067 of derivative
  conversion option
  along with $104,410 accrued
  interest, net of $973,565
  convertible debt discount           0           0 5,610,392,876    5,454,290                       0             0   5,454,290
Net loss for the year                 0           0             0            0           0           0    (3,132,683) (3,132,683)
                             ----------  ---------- -------------  -----------  -----------  ----------  ------------ -----------
Balance, September 30, 2005     215,865 $   215,865 7,388,864,998 $ 26,669,088  $  1,466,714 $         0 $(32,666,548)$(4,314,881)
                             ==========  ========== =============  ===========   ===========  ==========  ============   ===========

The accompanying notes are an integral part of these consolidated financial statements.

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended September 30, 2005 and 2004
      And the Cumulative Period
From December 31, 1990 (Inception) Through September 30, 2005

                                                                                  Dec. 1, 1990
                                                                                   (Inception)
                                             Year Ended         Year Ended           Through
                                            September 30,      September 30,      September 30,
                                                2005               2004               2005

Operating activities
  Net loss                              $       (3,132,683)$       (4,228,827)$      (31,588,806)
    Adjustments to reconcile net loss
      to net cash used in
      operating activities:
        Provision for bad debt                           0                  0          1,422,401
        Depreciation and amortization               17,770             17,007          1,728,930
        Stock issued for services                   46,200             78,400          7,645,373
        Stock issued for interest                        0                               535,591
        Settlements                                      0                  0            (25,000)
        Minority interest                                0                  0            (62,500)
        Intangibles                                      0                  0          1,299,861
        Amortization of loan fees
          and note discounts                       835,863            770,739          3,047,140
        Mark-to-market of derivative
          conversion option                        703,756          1,572,705          2,276,461
        Forgiveness of debt                       (504,462)                 0           (504,462)
Changes in operating assets and liabilities
  (Increase) decrease in assets
    Accounts receivable                                  0                  0             (4,201)
    Prepaid expenses                               105,185           (176,967)           110,564
    Interest receivable                                  0                  0            (95,700)
  Increase (decrease) in liabilities
    Accounts payable                               350,834            116,108          1,384,343
    Accrued compensation                           274,946            360,461          2,855,199
    Due to officers                                (75,656)           (37,168)           631,146
    Other current liabilities                      105,737            206,870            861,765
                                          ----------------   ----------------   ----------------
      Total adjustments                          1,860,173          2,908,154         23,106,911
                                          ----------------   ----------------   ----------------

Net cash used in operating activities           (1,272,510)        (1,320,672)        (8,481,895)

The accompanying notes are an integral part of these consolidated financial statements.


CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended September 30, 2005 and 2004
      And the Cumulative Period
From December 31, 1990 (Inception) Through September 30, 2005


                                                                                  Dec. 1, 1990
                                                                                   (Inception)
                                             Year Ended         Year Ended           Through
                                            September 30,      September 30,      September 30,
                                                2005               2004               2005


Investing activities
  Collection of notes receivable        $                0 $                0 $                0
  Increase in notes receivable                           0                  0         (1,322,500)
  Cost of license & technology                           0                  0            (94,057)
  Purchase of equipment                            (33,671)            (7,888)          (245,405)
                                          ----------------   ----------------   ----------------
Net cash used in investing activities              (33,671)            (7,888)        (1,661,962)


Financing activities
  Common stock issued for cash                       5,000             75,000          3,492,172
  Stock warrants                                     3,756              9,447            200,334
  Preferred stock issued for cash                                           0             16,345
  Proceeds from stock purchase                           0                  0            281,250
  Loan fees                                        (42,368)          (213,843)          (559,555)
  Proceeds from debts
    Related party                                        0                  0            206,544
    Other                                        1,411,014          2,073,218          7,647,275
  Payments on debt
    Related party                                                           0            (53,172)
    Other                                         (102,500)           (67,500)          (604,536)
  Decrease in subscription receivable                    0                  0             35,450
  Contributed capital                                    0                  0                515
                                          ----------------   ----------------   ----------------
Net cash provided by financing activities        1,274,902          1,876,322         10,662,622

Net increase (decrease) in cash                    (31,279)           547,762            518,765

Cash beginning of period                           550,044              2,282                  0
                                          ----------------   ----------------   ----------------

Cash end of period                       $         518,765  $         550,044  $         518,765
                                          ================   ================   ================

The accompanying notes are an integral part of these consolidated financial statements.


CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended September 30, 2005 and 2004
      And the Cumulative Period
From December 31, 1990 (Inception) Through September 30, 2005


                                                                                  Dec. 1, 1990
                                                                                   (Inception)
                                             Year Ended         Year Ended           Through
                                            September 30,      September 30,      September 30,
                                                2005               2004               2005


Cash paid during the year for
  Interest                                          81,123            105,000            699,490
  Taxes                                                  0              6,400             14,450

Non-cash investing and financing activities
  Common stock issued for
    Note receivable                                      0                  0            281,250
    Prepaids                                        82,402                  0            264,748
    PP&E                                                 0                  0            130,931
    Deposit                                              0                  0                  0
    License & technology                                 0                  0          2,191,478
    Minority interest                                    0                  0             59,247
    Repayment of debt                            5,587,240            729,300         11,888,207
    Service & interest                             258,010                  0          5,207,202
  Preferred stock issued for
    Services                                                           15,845             75,845
    Repayment of debt                                    0                  0            119,520
  Preferred stock options issued for
    Repayment of debt                                    0                  0            100,000

  Re-characterize beneficial
    conversion option as debt                            0            881,550            881,550

The accompanying notes are an integral part of these consolidated financial statements.

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005

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

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005

Note 1.         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES(continued)

Since the fair value is estimated at September 30, 2005, the amounts that will actually be realized or paid at settlement of the instruments could be significantly different. The carrying amount of cash and cash equivalents is assumed to be the fair value because of the liquidity of these instruments. Accounts payable, accrued compensation, due to/from officer, accrued interest, other current liabilities, and notes payable approximate fair value because of the short maturity of these instruments. Also, market rates of interest apply on all officer advances and short-term promissory notes. Long-term debt is recorded at face value because the principal amount is convertible into common stock.

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

Technology

Deferred technology costs include capitalized product development and product improvement costs incurred after achieving technological feasibility and are amortized over a period of five years. At September 30, 2005, no deferred technology costs were recognized.

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005

Note 1.         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES(continued)

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

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005

Note 1.         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)


As of September 30, 2005, the Company had 7,388,864,998 shares of common stock outstanding. If all of the Company's unexpired stock warrants and options (including contingent issuances) were exercised, and all the principal value and accrued interest on its outstanding convertible debentures were converted, the Company's incremental common shares (not included in the denominator of diluted earnings (loss) per share because of their anti-dilutive nature) would be as follows:

Class B preferred stock options                   10,000,000
Convertible note holder - common stock warrants   12,300,000
Common stock options - officers                    1,943,654
                                              --------------
Subtotal                                          24,243,654

Accrued officer compensation ($440,000),
convertible into common stock                    358,758,842

Convertible note holder principal value
($1,615,712), accrued interest ($212,924)
assumed converted into common stock at
$0.00008 per share                            22,857,950,000
                                              --------------
Total potential common stock equivalents      23,240,952,496

The following table illustrates the effect on net loss if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation:

                                       Year Ended          Year Ended
                                        09/30/2005          09/30/2004
                                   ------------------  ------------------
        Net loss, as reported      $    (3,132,683)    $    (4,228,827)

        Add:    Total stock-based
        compensation expense included
        in net loss, as reported                -                   -

        Deduct: Total stock-based
        compensation expense
        determined under fair value based
        method for all awards, net of
        related tax effects                     -                   -
                                    --------------     ---------------
        Pro forma net loss         $    (3,132,683)    $   (4,228,827)

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005

Note 1.         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Advertising Costs

The Company expenses advertising cost in the year incurred. Such costs amounted to $16,824 and $7,447 for the years ended September 30, 2005 and 2004 respectively.

Recently issued accounting pronouncements

In November 2004, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4." SFAS No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted materials. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005.
The initial application of SFAS No. 151 will have no impact on the Company's financial position or results of operations.

In December 2004, the FASB issued SFAS 123(R), "Share-Based Payment," which addresses the accounting for employee stock options. SFAS 123(R) revises the disclosure provisions of SFAS 123 and supersedes APB 25. SFAS 123(R) requires that the cost of all employee stock options, as well as other equity-based compensation arrangements, be reflected in financial statements based on the estimated fair value of the awards. In March 2005, the Securities & Exchange Commission (the "SEC") issued Staff Accounting Bulletin No. 107, "Share-Based Payment," which summarizes the views of the SEC staff regarding the interaction between SFAS 123(R) and certain SEC rules and regulations, and is intended to assist in the initial implementation. SFAS(R) is effective for all companies that file as small business issuers as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. The Company is currently evaluating the provisions of SFAS 123(R) and its effect on its financial statements. The Company does not expect the adoption of this statements to have a material impact on its financial statements.

In December 2004, the FASB issued SFAS 153, "Exchanges of Nonmonetary Assets, an amendment of APB 29, Accounting for Nonmonetary Transactions." This statement's amendments are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, SFAS 153 eliminates the narrow exception for nonmonetary exchanges of similar productive assets and replaces it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. Provisions of this statement are effective for fiscal periods beginning after June 15, 2005. The Company does not expect the adoption of this statement to have a material impact on its financial statements.

In March 2005, the FASB issued FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations"("FIN 47"), which is an interpretation of SFAS 143, "Accounting for Asset Retirement Obligations." FIN 47 clarifies terminology within SFAS 143 and requires an entry to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability's fair value can be reasonably estimated. FIN 47 is effective for fiscal years ending after December 15, 2005. The Company does not expect the adoption of this statement to have a material impact on its financial statements.

In June 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections," which will require entities that voluntarily make a change in accounting principle to apply that change retroactively to prior periods' financial statements unless this would be impracticable. SFAS No. 154 supersedes Accounting Principles Board Opinion No. 20, "Accounting Changes" ("APB No. 20"), which previously required that most voluntary changes in accounting principle be recognized by including in the current period's net income the cumulative effect of changing to the new accounting principle. SFAS No. 154 also makes a distinction between "retrospective application" of an accounting principle and the "restatement" of financial statements to reflect the correcetion of an error. Another significant change in practice under SFAS No. 154 will be that if an entity changes its method of depreciation, amortization, or depletion for long-lived, non-financial assets, the change must be accounted for as a change in accounting principle. SFAS No. 154 applies to accounting changes and error corrections that are made in fiscal years beginning after December 15, 2005. The provisions of SFAS No. 154 are not expected to affect the Company's consolidated financial statements.

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005

NOTE 2. GOING CONCERN UNCERTAINTY

As of September 30, 2005, the Company had a deficiency in working capital of approximately $2,800,000 and had incurred continual net losses since its return to the development stage in fiscal 1996, of approximately $32,000,000, which raise substantial doubt about the Company's ability to continue as a going concern.

Management's plans for correcting these deficiencies include the future sales and licensing of the Company's products and technologies, the raising of capital through the issuance of common stock and from continued officer advances, which are expected to help provide the Company with the liquidity necessary to meet operating expenses. An investor group had previously advanced the Company an aggregate amount of $3,250,000 through fourteen similar funding tranches occurring in April 2002, May 2002, June 2002, November 2002, March 2003, May 2003, November 2003, December 2003, December 2003, February 2004, March 2004, April 2004, June 2004 and September 2004. During the year ended September 30, 2005, the same investor group advanced the Company an additional $1,400,000. The Company received $158,033 in March 2005,
$108,733 in April 2005, $543,665 in June 2005 and $589,569 in September 2005,
including certain fees payable, in connection with this additional financing. Over the longer term, the Company plans to achieve profitability through its operations from the sale and licensing of its H-Net(TM) automatic meter-reading system. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of the recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

NOTE 3. RELATED PARTY TRANSACTIONS

The officers of the Company have continually advanced funds to the Company. These advances have generally been in the form of revolving short-term promissory notes at an annual interest rate of 18% (see Note 8 below).

NOTE 4.   PREPAID EXPENSES AND DEPOSITS

The Company has accrued a prepaid expense of $80,000 as a staying bonus for its Chief Executive Officer as per his employment contract (see NOTE 13). The staying bonus is being amortized over the calendar year 2005. For the calendar year ended December 31, 2005, $60,000 of this expense was amortized as officer salaries with a balance of $20,000 at September 30, 2005.

In connection with the convertible debenture financing obtained in April 2004, June 2004 and September 2004, the Company prepaid $30,000, $75,000 and $75,000 dollars in interest, respectively (see NOTE 10). The prepaid interest is being amortized over a one year period. For the year ended September 30, 2004, $13,562, $19,110 and $4,520 were amortized, respectively, related to this prepaid interest for a total of $37,192. The balances at September 30, 2004 were $16,438, $55,890 and $70,480 for total prepaid interest of $142,808. During the year ended September 30, 2005, an additional $6,264, $33,190 and $37,343 were amortized, respectively, related to this prepaid interest for a total of $76,797. The balances at September 30, 2005 tentatively were $10,174, $22,700 and $33,137 for a total prepaid interest of $66,011. As of September 30, 2005, the Company had converted all convertible debentures relating to the $10,174, $22,700 and $33,137 prepaid balances. These amounts are being applied to the remaining accrued and unpaid interest on other debentures. In March 2005, April 2005, May 2005 and September 2005, the Company prepaid $1,033, $1,033, $5,165 and $36,665 respectively for a total of $43,896 in interest in connection with the convertible debenture financing. These amount were either fully amortized or are being applied against the accrued interest liability. As a result, there is no prepaid interest included in prepaid expenses.

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005

NOTE 4.   PREPAID EXPENSES AND DEPOSITS(continued)

The balance of the September 2004 retainer in the amount of $4,159 to a law firm in connection with a suit brought forth by Devon Investment Advisors Ltd. has been fully applied to invoices.

Included in prepaid expenses is $20,000 in an escrow account designated for key man life insurance. Also included are prepaid retainers to a consultant for $82,402 and a law firm for $31,782.

As of September 30, 2005, the balance in prepaid expenses was $154,184.

NOTE 5.    PROPERTY AND EQUIPMENT

Property and equipment at September 30, 2005 consisted of the following:


Office equipment                             $   323,525
Furniture and fixtures                            19,700
Vehicles                                          35,362
                                             -----------
Total cost                                       378,587
Accumulated depreciation                        (339,330)
                                             -----------
Net book value                               $    39,257
                                             ===========

NOTE 6.    LICENSE RIGHTS AND TECHNOLOGY

License rights and technology at September 30, 2005 consisted of the following:

      License rights                            $   421,478
      Accumulated amortization                     (421,478)
                                                 -----------
        Net book value                          $       -
                                                 ===========

NOTE 7.   LOAN FEES

In February 2002, the Company received $340,000 in short-term financing from an investment group through the issuance of a promissory note maturing on May 15, 2002 and accruing interest at an annual rate of 18%. Included in the loan was $40,000 in fees, consisting specifically of a $30,000 finder's fee and a $10,000 legal fee. These loan fees were fully amortized at September 30, 2002, with the balances written-off at September 30, 2005 as a result of a legal settlement.

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

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005

NOTE 7.   LOAN FEES (continued)

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

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005

NOTE 7.   LOAN FEES (continued)

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

Total amortization on the one- and two-year lives of all loan fees amounted to $97,034 during the year ended September 30, 2004, leaving an unamortized balance at September 30, 2004 of $144,705. During the year ended September 30, 2005, total amortization of loan fees amounted to $129,505, leaving an unamortized balance of $15,200.

In March 2005, the Company received another $158,033 from the above accredited investor group in exchange for 8% convertible debentures, convertible at the lesser of $0.005 per share and 40% of the average of the lowest three intra-day trading prices of a share of common stock during the 20 trading days immediately preceding conversion. The convertible debentures were accompanied by 316,066 common stock warrants, exercisable over a five-year period at $0.0039 per share. Loan fees associated with these loans amounted to $9,000 in finder's fees and $5,000 in legal costs. The Company also paid $1,033 in prepaid interest.

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

In June of 2005, the Company incurred an additional $6,368 in finder fees in connection with a prior issuance of convertible debt from the above accredited investor group.

In September 2005, the Company received another $589,569 from the above accredited investor group in exchange for 8% convertible debentures, convertible at the lesser of $0.005 per share and 40% of the average of the lowest three intra-day trading prices of a share of common stock during the 20 trading days immediately preceding conversion. The convertible debentures were accompanied by 1,179,138 common stock warrants, exercisable over a five-year period at $0.0039 per share. Loan fees associated with these loans amounted to $10,000, in finder's fees. The Company also paid $36,665 in prepaid interest.

Total new loan fees during the year ended September 30, 2005 amounted to $42,368. During the year ended September 30, 2005, total amortization of current year's loan fees amounted to $12,366, leaving an unamortized balance of $30,002.

Total unamortized loan fees at September 30, 2005 is $45,202.

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005

NOTE 8.    DUE TO/FROM OFFICERS

At September 30, 2001, a revolving promissory note agreement for $56,880 was drawn up, due on demand, at an annual interest rate of 18%, for unpaid cumulative advances (plus interest) made by the Company's CEO. During the year ended September 30, 2002, cash advances of $31,500 were made. Additionally, the loan account was increased by $120,875, representing the value of 2,361,814 restricted shares of the Company's common stock held by the CEO, which were used as collateral and transferred to a note holder in June of 2002 to partially cover a $300,000 debt, and by $16,202, representing the value of 794,857 restricted shares of the Company's common stock held by the CEO, which were pledged to and sold by a convertible note holder on a Company obligation in default. Repayments of debt by the Company amounted to $144,806 and accrued interest amounted to $6,913 during the year ended September 30, 2002, resulting in a loan balance due the CEO at September 30, 2002 of $87,564. During the year ended September 30, 2003, additional cash advances totaling $37,869 were made, along with $37,423, representing another 1,835,885 restricted shares of the Company's common stock pledged and sold by the above note holder. Repayments of debt by the Company amounted to $136,009, including re-issuance of 2,361,814 restricted shares of the Company's common stock valued at $120,875 that had been transferred to a note holder during the previous fiscal year. Accrued interest during the year ended September 30, 2003 was $10,073, bringing
the loan balance due the CEO at September 30, 2003 to $36,920.   During the
year ended September 30, 2004, the Company repaid $32,673. Accrued interest of $3,558 during the period brought the loan balance due the CEO at September 30, 2004 to $7,805. During the year ended September 30, 2005, the Company repaid $45,715 including accrued interest during the period of $212 creating a balance due from officer of $37,698 which has been applied to accrued compensation due to the CEO. There is no amount due to the CEO at September 30, 2005.

At September 30, 2001, a promissory note agreement for $25,874 was drawn up, due on demand, at an annual interest rate of 18 percent, for cumulative advances (plus interest) made by the Company's Secretary/Treasurer. The Secretary/Treasurer had also borrowed on a personal credit card for the Company's behalf in the amount of $18,455, bringing the total obligation due the Secretary/Treasurer at September 30, 2001 to $44,329. During the year ended September 30, 2002, the personal credit card balance was virtually paid-off. Additional loan advances were $19,500, loan repayments were $39,500, and accrued interest was $2,269 during the year ended September 30, 2002, bringing the aggregate loan balance due the Secretary/Treasurer at September 30, 2002 to $8,143. During the year ended September 30, 2003, additional cash advances of $37,500 were made, and accrued interest was $6,522, resulting in a loan balance due the Secretary/Treasurer at September 30, 2003 of $52,165. During the year ended September 30, 2004, the Company repaid $25,655 and received an additional $666 from the Treasurer. Accrued interest amounted to $8,077 during the period bringing the loan balance due the Secretary at September 30, 2004 to $35,253. During the year ended September 30, 2005, the Company repaid $37,962.
Accrued interest during the period amounted to $3,094, bringing the loan balance at September 30, 2005 to $385. The loan balance at September 30, 2005 is due on demand and continues to accrue interest at the rate of 18% per year.

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005

NOTE 8.    DUE TO/FROM OFFICERS (continued)

During the period May through September 2002, the Company's Chief Technical Officer advanced the Company $32,946, corresponding to 684,407 restricted shares of the Company's common stock held by the officer, which were pledged to and sold by a convertible note holder on a Company obligation in default. Accrued interest at the annual rate of 18% was $1,831 through the end of the fiscal year, bringing the total loan amount to $34,777 at September 30, 2002. In November 2002, the Company re-issued the 684,407 restricted shares to the Chief Technical Officer (valued at $32,946) that had been pledged to and sold by the convertible note holder during the previous fiscal year. Accrued interest amounted to $1,205 during the year ended September 30, 2003, resulting in a loan balance of $3,036 as of that date. During the year ended September 30, 2004, the Company repaid $15,623. During the year ended September 30, 2004, accrued interest amounted to $294, which brought the tentative balance due from the Chief Technical Officer to $12,293. This amount has been applied against the accrued compensation owed the Chief Technical Officer, resulting in a net amount due to/from the officer at September 30, 2005 of $0.

The aggregate amount due officers at September 30, 2005 was $385 and interest expense on the officer loans amounted to $3,306 for the year ended September 30, 2005.

As of September 30, 2005, the Company owed its officers $1,683,191 in accrued compensation. Of this amount, $360,000 was attributable to aggregate staying bonuses payable to the President and Secretary/Treasurer of the Company as of December 31, 2004. An additional $80,000 payable to the President on
January 1, 2006 is being amortized over the 2005 calendar year.
The staying bonuses are to be compensated for with the Company's common stock, valued at the average bid and ask price for the stock for the 30 days prior to each respective year-end issuance date. The total common stock to be issued as staying bonuses amounted to 358,758,842 at September 30, 2005, including 289,156,627 shares to settle the upcoming January 1, 2006 stating bonus.

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005

NOTE 9.    NOTES PAYABLE

Notes payable at September 30, 2005 consisted of the following:

Convertible Debentures - secured by substantially all the assets of the Company

     Convertible Debenture #1

     Note payable to AJW Partners, LLC
      (Convertible Debenture) due on
      March 29, 2003 at an annual interest
      rate of 12%                                         $    0

     Accrued interest of $7,075 and principal
      on Convertible Debenture convertible
      into approximately 88,437,500
      shares of common stock at the price
      of $0.00008 at September 30, 2005                    7,075  $     7,075
                                                         -------
     Note payable to New Millennium Capital
      Partners II, LLC (Convertible Debenture)
      due on March 29, 2003 at an annual interest
      rate of 12%                                        $     0

     Accrued interest of $7,075 and principal
      on Convertible Debenture convertible
      into approximately 88,437,500
      shares of common stock at the price
      of $0.00008 at September 30, 2005                    7,075        7,075
                                                         -------

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005

NOTE 9.    NOTES PAYABLE (continued)

     Note payable to AJW/New Millennium
      Offshore, Ltd. (Convertible Debenture)
      due on March 29, 2003 at an annual
      interest rate of 12%                                $    0

     Accrued interest of $8,136 and principal
      on Convertible Debenture convertible
      into approximately 101,700,000
      shares of common stock at the price
      of $0.00008 at September 30, 2005                    8,136  $    8,136
                                                         -------
     Note payable to Pegasus Capital Partners,
      LLC (Convertible Debenture) due on
      March 29, 2003 at an annual interest
      rate of 12%                                         $    0

     Accrued interest of $4,975 and principal
      on Convertible Debenture convertible
      into approximately 62,187,500
      shares of common stock at the price
      of $0.00008 at September 30, 2005                     4,975  $   4,975
                                                          -------
     Convertible Debenture #2

     Note payable to AJW Partners, LLC
      (Convertible Debenture) due on
      May 10, 2003 at an annual interest
      rate of 12%                                         $     0

     Accrued interest of $9,600 and principal
      on Convertible Debenture convertible
      into approximately 120,000,000
      shares of common stock at the price
      of $0.00008 at September 30, 2005                     9,600  $   9,600
                                                         --------

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005

NOTE 9.    NOTES PAYABLE (continued)

     Note payable to New Millennium Capital
      Partners II, LLC (Convertible Debenture)
      due on  May 10, 2003 at an annual
      interest rate of 12%                                $     0

     Accrued interest of $9,600 and principal
      on Convertible Debenture convertible
      into approximately 120,000,000
      shares of common stock at the price
      of $0.00008 at September 30, 2005                     9,600  $     9,600
                                                          -------
     Note payable to AJW/New Millennium
      Offshore, Ltd. (Convertible Debenture)
      due on May 10, 2003 at an annual
      interest rate of 12%                               $     0

     Accrued interest of $10,800 and principal
      on Convertible Debenture convertible
      into approximately 135,000,000
      shares of common stock at the price
      of $0.00008 at September 30, 2005                    10,800  $   10,800
                                                          -------

     Note payable to Pegasus Capital Partners,
      LLC (Convertible Debenture) due on
      May 10, 2003 at an annual
      interest rate of 12%                                $     0

     Accrued interest of $6,000 and principal
      on Convertible Debenture convertible
      into approximately 75,000,000
      shares of common stock at the price
      of $0.00008 at September 30, 2005                     6,000  $   6,000
                                                          -------

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005

NOTE 9.    NOTES PAYABLE (continued)

     Convertible Debenture #3

     Note payable to AJW Partners, LLC
      (Convertible Debenture) due on
      June 17, 2003 at an annual interest
      rate of 12%                                         $     0

     Accrued interest of $19,200 and principal
      on Convertible Debenture convertible
      into approximately 240,000,000
      shares of common stock at the price
      of $0.00008 at September 30, 2005                    19,200  $   19,200
                                                         --------

     Note payable to New Millennium Capital
      Partners II, LLC (Convertible Debenture)
      due on  June 17, 2003 at an annual
      interest rate of 12%                                $     0

     Accrued interest of $19,200 and principal
      on Convertible Debenture convertible
      into approximately 240,000,000
      shares of common stock at the price
      of $0.00008 at September 30, 2005                    19,200 $   19,200
                                                          -------

     Note payable to AJW/New Millennium
      Offshore, Ltd. (Convertible Debenture)
      due on June 17, 2003 at an annual
      interest rate of 12%                                $     0

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005

NOTE 9.    NOTES PAYABLE (continued)

      Accrued interest of $21,600 and principal
      on Convertible Debenture convertible
      into approximately 270,000,000
      shares of common stock at the price
      of $0.00008 at September 30, 2005                    21,600  $   21,600
                                                         --------

     Note payable to Pegasus Capital Partners,
      LLC (Convertible Debenture) due on
      June 17, 2003 at an annual
      interest rate of 12%                                $     0

     Accrued interest of $12,000 and principal
      on Convertible Debenture convertible
      into approximately 150,000,000
      shares of common stock at the price
      of $0.00008 at September 30, 2005                    12,000  $   12,000
                                                         --------
     Convertible Debenture #5

     Note payable to AJW Partners, LLC
      (Convertible Debenture) due on
      March 3, 2004 at an annual interest
      rate of 12%                                         $     0

     Accrued interest of $9,240 and principal
      on Convertible Debenture convertible
      into approximately 115,500,000
      shares of common stock at the price
      of $0.00008 at September 30, 2005                     9,240  $    9,240
                                                          -------

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005

NOTE 9.    NOTES PAYABLE (continued)

     Note payable to AJW Offshore, Ltd.
      (Convertible Debenture) due on
      March 3, 2004 at an annual interest
      rate of 12%                                         $     0

     Accrued interest of $9,240 and principal
      on Convertible Debenture convertible
      into approximately 115,500,000
      shares of common stock at the price
      of $0.00008 at September 30, 2005                     9,240  $    9,240
                                                          -------

     Note payable to AJW Qualified Partners,
      LLC (Convertible Debenture) due on
      March 3, 2004 at an annual interest
      rate of 12%                                         $     0

     Accrued interest of $9,240 and principal
      on Convertible Debenture convertible
      into approximately 115,500,000
      shares of common stock at the price
      of $0.00008 at September 30, 2005                     9,240       9,240
                                                          -------

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005

NOTE 9.    NOTES PAYABLE (continued)

     Convertible Debenture #6

     Note payable to AJW Partners, LLC
      (Convertible Debenture) due on
      May 12, 2004 at an annual interest
      rate of 12%                                         $     0

     Accrued interest of $12,000 and principal
      on Convertible Debenture convertible
      into approximately 150,000,000
      shares of common stock at the price
      of $0.00008 at September 30, 2005                    12,000  $   12,000
                                                          -------

     Note payable to AJW Offshore, Ltd.
      (Convertible Debenture) due on
      May 12, 2004 at an annual interest
      rate of 12%                                         $     0

     Accrued interest of $12,000 and principal
      on Convertible Debenture convertible
      into approximately 150,000,000
      shares of common stock at the price
      of $0.00008 at September 30, 2005                    12,000  $   12,000
                                                          -------

     Note payable to AJW Qualified Partners,
      LLC (Convertible Debenture) due on
      May 12, 2004 at an annual interest
      rate of 12%                                         $     0

     Accrued interest of $12,000 and principal
      on Convertible Debenture convertible
      into approximately 150,000,000
      shares of common stock at the price
      of $0.00008 at September 30, 2005                    12,000  $   12,000
                                                         --------

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005

NOTE 9.    NOTES PAYABLE (continued)

     Convertible Debenture #7

     Note payable to AJW Partners, LLC
      (Convertible Debenture) due on
      November 25, 2004 at an annual interest
      rate of 12%                                         $33,334

     Accrued interest of $7,408 and principal
      on Convertible Debenture convertible
      into approximately 509,275,000
      shares of common stock at the price
      of $0.00008 at September 30, 2005                     7,408  $   40,742
                                                         --------
     Note payable to AJW Offshore, Ltd.
      (Convertible Debenture) due on
      November 25, 2004 at an annual interest
      rate of 12%                                         $33,333

      Accrued interest of $7,408 and principal
      on Convertible Debenture convertible
      into approximately 509,262,500
      shares of common stock at the price
      of $0.00008 at September 30, 2005                     7,408  $   40,741
                                                         --------
     Note payable to AJW Qualified Partners,
      LLC (Convertible Debenture) due on
      November 25, 2004 at an annual interest
      rate of 12%                                         $33,333

     Accrued interest of $7,409 and principal
      on Convertible Debenture convertible
      into approximately 509,275,000
      shares of common stock at the price
      of $0.00008 at September 30, 2005                     7,409  $   40,742
                                                         --------

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005

NOTE 9.    NOTES PAYABLE (continued)

     Convertible Debenture #8

     Note payable to AJW Partners, LLC
      (Convertible Debenture) due on
      December 3, 2004 at an annual interest
      rate of 12%                                         $16,667

     Accrued interest of $3,660 and principal
      on Convertible Debenture convertible
      into approximately 254,087,500
      shares of common stock at the price
      of $0.00008 at September 30, 2005                     3,660  $   20,327
                                                         --------

     Note payable to AJW Offshore, Ltd.
      (Convertible Debenture) due on
      December 3, 2004 at an annual interest
      rate of 12%                                         $16,667

     Accrued interest of $3,660 and principal
      on Convertible Debenture convertible
      into approximately 254,087,500
      shares of common stock at the price
      of $0.00008 at September 30, 2005                     3,660 $   20,327
                                                         --------

     Note payable to AJW Qualified Partners,
      LLC (Convertible Debenture) due on
      December 3, 2004 at an annual interest
      rate of 12%                                         $16,666

     Accrued interest of $3,661 and principal
      on Convertible Debenture convertible
      into approximately 254,087,500
      shares of common stock at the price
      of $0.00008 at September 30, 2005                     3,661  $   20,327
                                                         --------

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005

NOTE 9.    NOTES PAYABLE (continued)

     Convertible Debenture #9

     Note payable to AJW Partners, LLC
      (Convertible Debenture) due on
      December 31, 2004 at an annual interest
      rate of 12%                                         $16,667

     Accrued interest of $3,507 and principal
      on Convertible Debenture convertible
      into approximately 252,175,000
      shares of common stock at the price
      of $0.00008 at September 30, 2005                     3,507  $   20,174
                                                        --------

     Note payable to AJW Offshore, Ltd.
      (Convertible Debenture) due on
      December 31, 2004 at an annual interest
      rate of 12%                                         $16,667

     Accrued interest of $3,507 and principal
      on Convertible Debenture convertible
      into approximately 252,175,000
      shares of common stock at the price
      of $0.00008 at September 30, 2005                     3,507  $   20,174
                                                         --------

     Note payable to AJW Qualified Partners,
      LLC (Convertible Debenture) due on
      December 31, 2004 at an annual interest
      rate of 12%                                         $16,666

     Accrued interest of $3,507 and principal
      on Convertible Debenture convertible
      into approximately 252,162,500
      shares of common stock at the price
      of $0.00008 at September 30, 2005                     3,507  $  20,173
                                                         --------

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005

NOTE 9.    NOTES PAYABLE (continued)

     Convertible Debenture #10

     Note payable to AJW Partners, LLC
      (Convertible Debenture) due on
      February 18, 2005 at an annual interest
      rate of 12%                                         $16,666

     Accrued interest of $3,239 and principal
      on Convertible Debenture convertible
      into approximately 248,812,500
      shares of common stock at the price
      of $0.00008 at September 30, 2005                     3,239  $  19,905
                                                         --------

     Note payable to AJW Offshore, Ltd.
      (Convertible Debenture) due on
      February 18, 2005 at an annual interest
      rate of 12%                                         $16,667

     Accrued interest of $3,238 and principal
      on Convertible Debenture convertible
      into approximately 248,812,500
      shares of common stock at the price
      of $0.00008 at September 30, 2005                     3,238 $   19,905
                                                         --------

     Note payable to AJW Qualified Partners,
      LLC (Convertible Debenture) due on
      February 18, 2005 at an annual interest
      rate of 12%                                         $16,667

     Accrued interest of $3,238 and principal
      on Convertible Debenture convertible
      into approximately 248,812,500
      shares of common stock at the price
      of $0.00008 at September 30, 2005                     3,238  $  19,905
                                                         --------

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005

NOTE 9.    NOTES PAYABLE (continued)

     Convertible Debenture #11

     Note payable to AJW Partners, LLC
      (Convertible Debenture) due on
      March 4, 2005 at an annual interest
      rate of 12%                                         $79,734

     Accrued interest of $15,646 and principal
      on Convertible Debenture convertible
      into approximately 1,192,250,000
      shares of common stock at the price
      of $0.00008 at September 30, 2005                    15,646  $  95,380
                                                         --------

     Note payable to AJW Offshore, Ltd.
      (Convertible Debenture) due on
      March 4, 2005 at an annual interest
      rate of 12%                                         $79,733

     Accrued interest of $15,646 and principal
      on Convertible Debenture convertible
      into approximately 1,192,237,500
      shares of common stock at the price
      of $0.00008 at September 30, 2005                    15,646  $  95,379
                                                         --------

     Note payable to AJW Qualified Partners,
      LLC (Convertible Debenture) due on
      March 4, 2005 at an annual interest
      rate of 12%                                         $79,733

     Accrued interest of $15,646 and principal
      on Convertible Debenture convertible
      into approximately 1,192,237,500
      shares of common stock at the price
      of $0.00008 at September 30, 2005                    15,646  $  95,379
                                                         --------

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005

NOTE 9.    NOTES PAYABLE (continued)

     Convertible Debenture #12

     Note payable to AJW Partners, LLC
      (Convertible Debenture) due on
      March 17, 2007 at an annual interest
      rate of 8%  with one year
      interest prepaid                                   $ 25,285

     Accrued interest of $1,097 and principal
      on Convertible Debenture convertible
      into approximately 329,775,000
      shares of common stock at the price
      of $0.00008 at September 30, 2005                     1,097  $  26,382
                                                         --------

     Note payable to AJW Offshore, Ltd.
      (Convertible Debenture) due on
      March 17, 2007 at an annual interest
      rate of 8% with one year
      interest prepaid                                   $ 71,115

     Accrued interest of $3,086 and principal
      on Convertible Debenture convertible
      into approximately 927,512,500
      shares of common stock at the price
      of $0.00008 at September 30, 2005                     3,086  $  74,201
                                                         --------
     Note payable to AJW Qualified Partners,
      LLC (Convertible Debenture) due on
      March 17, 2007 at an annual interest
      rate of 8% with one year
      interest prepaid                                   $ 58,472

     Accrued interest of $2,538 and principal
      on Convertible Debenture convertible
      into approximately 762,625,000
      shares of common stock at the price
      of $0.00008 at September 30, 2005                     2,538  $  61,010
                                                         --------

     Note payable to New Millennium Capital
      Partners II, LLC (Convertible Debenture)
      due on March 17, 2007 at an annual
      interest rate of 8% with one year
      interest prepaid                                     $3,161

     Accrued interest of $137 and principal
      on Convertible Debenture convertible
      into approximately 41,225,000
      shares of common stock at the price
      of $0.00008 at September 30, 2005                       137  $   3,298
                                                         --------

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005

NOTE 9.    NOTES PAYABLE (continued)

     Convertible Debenture #13

     Note payable to AJW Partners, LLC
      (Convertible Debenture) due on
      March 17, 2007 at an annual interest
      rate of 8%  with one year
      interest prepaid                                   $ 17,397

     Accrued interest of $625 and principal
      on Convertible Debenture convertible
      into approximately 225,275,000
      shares of common stock at the price
      of $0.00008 at September 30, 2005                       625  $  18,022
                                                         --------

     Note payable to AJW Offshore, Ltd.
      (Convertible Debenture) due on
      March 17, 2007 at an annual interest
      rate of 8% with one year
      interest prepaid                                   $ 48,930

     Accrued interest of $1,759 and principal
      on Convertible Debenture convertible
      into approximately 633,612,500
      shares of common stock at the price
      of $0.00008 at September 30, 2005                     1,759  $  50,689
                                                         --------

     Note payable to AJW Qualified Partners,
      LLC (Convertible Debenture) due on
      March 17, 2007 at an annual interest
      rate of 8% with one year
      interest prepaid                                  $ 40,231

     Accrued interest of $1,446 and principal
      on Convertible Debenture convertible
      into approximately 520,962,500
      shares of common stock at the price
      of $0.00008 at September 30, 2005                     1,446  $  41,677
                                                         --------

     Note payable to New Millennium Capital
      Partners II, LLC (Convertible Debenture)
      due on March 17, 2007 at an annual
      interest rate of 8% with one year
      interest prepaid                                   $  2,175

     Accrued interest of $78 and principal
      on Convertible Debenture convertible
      into approximately 28,162,500
      shares of common stock at the price
      of $0.00008 at September 30, 2005                        78  $   2,253
                                                         --------

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005

NOTE 9.    NOTES PAYABLE (continued)

     Convertible Debenture #14

     Note payable to AJW Partners, LLC
      (Convertible Debenture) due on
      March 17, 2007 at an annual interest
      rate of 8%  with one year
      interest prepaid                                   $ 43,228

     Accrued interest of $1,241 and principal
      on Convertible Debenture convertible
      into approximately 555,862,500
      shares of common stock at the price
      of $0.00008 at September 30, 2005                     1,241  $  44,469
                                                         --------

     Note payable to AJW Offshore, Ltd.
      (Convertible Debenture) due on
      March 17, 2007 at an annual interest
      rate of 8% with one year
      interest prepaid                                   $121,580

     Accrued interest of $3,491 and principal
      on Convertible Debenture convertible
      into approximately 1,563,387,500
      shares of common stock at the price
      of $0.00008 at September 30, 2005                     3,491  $ 125,071
                                                         --------
     Note payable to AJW Qualified Partners,
      LLC (Convertible Debenture) due on
      March 17, 2007 at an annual interest
      rate of 8% with one year
      interest prepaid                                   $ 99,965

     Accrued interest of $2,870 and principal
      on Convertible Debenture convertible
      into approximately 1,285,437,500
      shares of common stock at the price
      of $0.00008 at September 30, 2005                     2,870  $ 102,835
                                                         --------

     Note payable to New Millennium Capital
      Partners II, LLC (Convertible Debenture)
      due on March 17, 2007 at an annual
      interest rate of 8% with one year
      interest prepaid                                   $  5,404

     Accrued interest of $155 and principal
      on Convertible Debenture convertible
      into approximately 69,487,500
      shares of common stock at the price
      of $0.00008 at September 30, 2005                       155  $   5,559
                                                         --------

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005

NOTE 9.    NOTES PAYABLE (continued)

     Convertible Debenture #16

     Note payable to AJW Partners,
      LLC (Convertible Debenture) due on
      March 17, 2007 at an annual interest
      rate of 8% with one year
      interest prepaid                                   $ 94,331

     Accrued interest of $21 and principal
      on Convertible Debenture convertible
      into approximately 1,179,400,000
      shares of common stock at the price
      of $0.00008 at September 30, 2005                        21  $  94,352
                                                         --------

     Note payable to AJW Offshore, LTD
      Partners II, LLC (Convertible Debenture)
      due on March 17, 2007 at an annual
      interest rate of 8% with one year
      interest prepaid                                  $265,306

     Accrued interest of $58 and principal
      on Convertible Debenture convertible
      into approximately 3,317,050,000
      shares of common stock at the price
      of $0.00008 at September 30, 2005                        58  $ 265,364
                                                         --------
     Note payable to AJW Qualified Partners,
      LLC (Convertible Debenture) due on
      March 17, 2007 at an annual interest
      rate of 8% with one year
      interest prepaid                                   $218,141

     Accrued interest of $48 and principal
      on Convertible Debenture convertible
      into approximately 2,727,362,500
      shares of common stock at the price
      of $0.00008 at September 30, 2005                        48  $ 218,189
                                                         --------

     Note payable to New Millennium Capital
      Partners II, LLC (Convertible Debenture)
      due on March 17, 2007 at an annual
      interest rate of 8% with one year
      interest prepaid                                   $ 11,791

     Accrued interest of $2 and principal
      on Convertible Debenture convertible
      into approximately 147,412,500
      shares of common stock at the price
      of $0.00008 at September 30, 2005                         2  $  11,793
                                                         --------

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005

NOTE 9.    NOTES PAYABLE (continued)

Subtotal of all Convertible Debentures                            1,933,725

    Less reclassified accrued interest                         $   (212,924)
    Less prepaid interest offset                                   (105,089)
                                                               ------------
    Subtotal principal value                                      1,615,712
    Derivative conversion option - 150 percent of principal       2,423,568
    Less unamortized note discount                               (1,225,759)
                                                                -----------
Net carrying value of
  Convertible Debentures                                       $  2,813,521


      Convertible note payable to Laurus Master Fund, Ltd.,
      unsecured, with interest payable at an annual rate
      of 8%, conversion premium of 25% based on current
      market price of the Company's common stock (as defined),
      initially due October 12, 2001 and extended to
      December 1, 2001.  Currently in default.                        8,048
                                                                -----------
     Total notes payable                                        $ 2,821,569

        Current portion                                           1,231,048
                                                                -----------
        Long-term portion                                       $ 1,590,521
                                                                ===========

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

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005

NOTE 9.    NOTES PAYABLE (continued)

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

The Company was unable to pay-off the note at maturity. However, after receiving bridge financing from another investment group in February 2002, the Company subsequently repaid $150,000 of the obligation, as the note holder elected to not convert the debt to shares. Consequently, the note holder sold 1,479,264 of the 4,773,208 shares of the Company's common stock that had been pledged by officers of the Company as collateral, resulting in net proceeds of $49,148. Adding accrued interest of $17,168 at an annual rate of 8%, brought the loan balance at September 30, 2002 to $129,214. During the year ended September 30, 2003, the note holder sold the remaining 3,293,944 pledged shares for net proceeds of $67,144. The note holder elected to convert essentially all the remaining debt for common stock of the Company, receiving 26,000,000 newly issued Company shares valued at $58,400, and bringing the tentative liability down to $3,670. Accrued interest amounted to $3,183, resulting in a total liability to the note holder at September 30, 2003 of $6,851. For the years ended September 30, 2005 and 2004, accrued interest amounted to $617 and $580, respectively, resulting in a balance of $8,048 at September 30, 2005. In connection with the pay-down of the debt, the $155,027 beneficial conversion option noted above was reduced to zero through transference to common stock.

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

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005

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

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005

NOTE 10. SECURED CONVERTIBLE DEBENTURES (continued)

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

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005

NOTE 10. SECURED CONVERTIBLE DEBENTURES (continued)

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

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005

NOTE 10. SECURED CONVERTIBLE DEBENTURES (continued)

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

On March 17, 2005 the Company issued an aggregate of $158,033 of 8% convertible debentures in a private offering to the four accredited investors. The Company prepaid $1,033 in interest upon receipt of the funds. The debentures were convertible into shares of common stock at the lesser of $.005 per share and 40% of the average of the lowest three intra-day trading prices of a share of common stock during the 20 trading days immediately preceding conversion. The debentures were accompanied by warrants to purchase up to an aggregate of 316,066 shares of common stock at a per share exercise price equal to $.0039.

On April 20, 2005 the Company issued an aggregate of $108,733 of 8% convertible debentures in a private offering to the four accredited investors. The Company prepaid $1,033 in interest upon receipt of the funds. The debentures were convertible into shares of common stock at the lesser of $.005 per share and 40% of the average of the lowest three intra-day trading prices of a share of common stock during the 20 trading days immediately preceding conversion. The debentures were accompanied by warrants to purchase up to an aggregate of 217,466 shares of common stock at a per share exercise price equal to $.0039.

On May 23, 2005 the Company issued an aggregate of $543,665 of 8% convertible debentures in a private offering to the four accredited investors. The Company prepaid $5,165 in interest upon receipt of the funds. The debentures were convertible into shares of common stock at the lesser of $.005 per share and 40% of the average of the lowest three intra-day trading prices of a share of common stock during the 20 trading days immediately preceding conversion. The debentures were accompanied by warrants to purchase up to an aggregate of 1,087,330 shares of common stock at a per share exercise price equal to $.0039.

On September 30, 2005 the Company issued an aggregate of $589,569 of 8% convertible debentures in a private offering to the four accredited investors. The Company prepaid $36,665 in interest upon receipt of the funds. The debentures were convertible into shares of common stock at the lesser of $.005 per share and 40% of the average of the lowest three intra-day trading prices of a share of common stock during the 20 trading days immediately preceding conversion. The debentures were accompanied by warrants to purchase up to an aggregate of 1,179,138 shares of common stock at a per share exercise price equal to $.0039.

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

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005

NOTE 10. SECURED CONVERTIBLE DEBENTURES (continued)

As part of the recording of the convertible debt transactions, a beneficial conversion option was recognized, along with a corresponding convertible debt discount. The fair value of the debt instruments issued totaling $1,750,000 in principal value was $3,500,000 in aggregate, representing a 100% premium on the principal value (due to the 100% pricing advantage) and making the beneficial conversion option $1,637,735 at the inception of the loans ($1,750,000 proceeds less $112,265 allocated to the issuance of the 8,750,000 related warrants). In October 2003, the conversion option was increased to 150% from 100% which resulted in an increase of $563,257 in the conversion interest and a corresponding expense in the current period. Due to the nature of the debt instrument and its repayment terms, the beneficial conversion option has been re-characterized as derivative conversion option and reclassified as additional debt. In connection with the issuance of an additional $2,000,000 of convertible debt during the year ended September 30, 2004, the derivative conversion option was increased by $3,000,000. During the year ended September 30, 2005, the derivative conversion interest was increased by $2,800,000 in connection with the issuance of an additional $1,400,000 of debt.

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

During the year ended September 30, 2004, the Company issued an additional $2,000,000 of 12% convertible debentures. Also, the Company issued 352,352,250 shares of common stock in connection with the conversion of another $218,115 of principal and $49,008 of accrued interest on the Company's convertible debentures, resulting in a convertible debt principal balance at September 30, 2004 of $2,745,090 (net of an aggregate of $504,910 in debt conversions through that date). In connection with the issuance of the additional $2,000,000 convertible debt, the Company recorded a corresponding derivative conversion option of $3,000,000. A corresponding pro-rata reduction of $327,172 was made to the derivative conversion option during the year ended September 30, 2004 (an aggregate of $613,967 since the inception of the loans), bringing the derivative conversion option balance at September 30, 2005 to $4,117,635.

During the year ended September 30, 2005, the Company issued an additional $1,400,000 of 8% convertible debentures. Also, the Company issued 5,610,392,876 shares of common stock in connection with the conversion of $2,529,378 of principal and $104,410 of accrued interest on the Company's convertible debentures, resulting in a convertible debt principal balance at September 30, 2005 of $1,615,712 (net of an aggregate of $3,034,288 in debt conversions through that date). A corresponding pro-rata reduction of $3,794,067 was made to the derivative conversion option during the year ended September 30, 2005 (an aggregate of $4,408,034 since the inception of the loans), bringing the derivative conversion option balance at September 30, 2005 to $2,423,568.

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005

NOTE 10. SECURED CONVERTIBLE DEBENTURES (continued)

The aggregate note discount of $4,650,000 is being amortized over the one-year and two-year lives of the respective debt instruments. Of this amount, $279,115 was amortized during the fiscal year ended September 30, 2002, $653,720 was amortized during the year ended September 30, 2003, $673,705 was amortized during the year ended September 30, 2004 and $973,565 was amortized during the year ended September 30, 2005, while $69,233 in convertible bond discount was transferred to equity upon conversion of $93,130 in debt principal during the fiscal year ended September 30, 2002, $52,340 in convertible bond discount was transferred to equity upon conversion of $193,665 of debt principal during the fiscal year ended September 30, 2003, $28,571 in convertible bond discount was transferred to equity upon conversion of $218,115 of debt principal during the year ended September 30, 2004 and $973,565 in convertible bond discount was transferred to equity upon conversion of $2,529,378 of debt principal during the year ended September 30, 2005, resulting in an unamortized convertible debt discount balance of $1,225,759 at September 30, 2005.

As of September 30, 2005, the Company was indebted for an aggregate of $1,828,636 including $1,615,712 of principal and $212,924 of accrued interest, net of prepaid interest of $105,089, on these convertible debentures. To the extent debentures issued by the Company are converted into shares of common stock, the Company will not be obligated to repay the amounts converted.

NOTE 11.  SHAREHOLDERS' EQUITY (DEFICIT)

The Company's authorized capital stock consists of 15,000,000,000 shares of common stock, no par value per share and 50,000,000 shares of preferred stock, $1.00 par value per share. On August 10, 2005, the Board of Directors and stockholders approved an increase in the amount of common shares from 7,500,000,000 to 15,000,000,000. Of the 50,000,000 authorized shares of preferred stock, 1,000,000 shares have been designated as Class A Preferred Stock and 1,000,000 shares have been designated as Class B Preferred Stock, and the remaining 48,000,000 shares are undesignated. As of September 30, 2005, there were 7,388,864,998 shares of the Company's common stock outstanding held by approximately 800 holders of record and 215,865 shares of the Company's Class A Preferred Stock outstanding held by one holder of record and no shares of Class B Preferred Stock outstanding.

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

During October 2004 through September 2005, the Company issued 591,300,000 shares of its restricted common stock to several consultants for retainers, reduction of debt and accrued liabilities of $473,362.

During December 2004 through August 2005, the Company issued 52,000,000 shares of its restricted common stock to several consultants for services rendered having a value of $46,200.

During March 2005 through September 2005, the Company received $1,400,000 in exchange for 8% convertible debentures. The debentures were accompanied by 2,800,000 common stock warrants, exercisable over a five year period at $0.0039 per share. The common stock warrants were valued at $3,756.

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS September 30, 2005

NOTE 11.  SHAREHOLDERS' EQUITY (DEFICIT)(continued)

During October 2004 through September 2005, the Company issued 5,610,392,876 shares of common stock in connection with the conversion of $2,529,378 of principal, %3,794,067 of derivative conversion option and $104,410 of accrued interest, net of $973,565 in convertible debt discount, for total of conversion $5,454,290 on the Company's convertible debentures.

NOTE 12.  INCOME TAXES

Deferred income taxes consisted of the following at September 30, 2005:

      Deferred tax asset, benefit
      of net operating loss
      carryforward                               $ 10,600,000
        Valuation allowance                       (10,600,000)
                                                  -----------
        Net deferred taxes                       $       -
                                                  ===========

The valuation allowance offsets the net deferred tax asset, since it is more likely than not that it would not be recovered. During the year ended September 30, 2005, the deferred tax asset and valuation allowance were both increased by $1,000,000.

The Company has approximately $26,600,000 in both federal and California net operating loss carryforwards. The federal net operating loss carryforwards expire as follows: $2,700,000 in the year 2012, $5,300,000 in 2018, $1,200,000 in 2019, $3,500,000 in 2020, $2,300,000 in 2021, $2,200,000 in 2022, $2,100,000
in 2023, $4,200,000 in 2024 and $3,100,000 in 2025.  The California net
operating loss carryforwards expire as follows: $2,700,000 in the year 2004, $5,300,000 in 2005, $1,200,000 in 2006, $3,500,000 in 2007, $2,300,000 in 2013,
$8,500,000 in 2014 and $3,100,000 in 2015.

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2004

NOTE 13.        COMMITMENTS AND CONTINGENCIES

Employment agreements

The Company has entered into three employment agreements with key individuals, the terms of the agreements are as follows:

1) The CEO (and President) of the Company entered into an agreement dated October 2, 1995 (which was subsequently amended September 1, 1997, September 1, 1999, and March 27, 2000) for a period of five years to April 1, 2005 and extended to April 1, 2006 and he is entitled to receive a base salary of $160,000 per year. The employee shall further receive a bonus, paid at year-end, equal to 50% of the employee's salary, for continued employment. The staying bonus will be compensated for with the Company's restricted common stock. He is also granted an option to purchase up to 2,000,000 shares of the Company's restricted common stock at a price equal to 50% of the average market value for the prior 30 trading days before exercise. On March 27, 2000, the exercise price was adjusted to a flat $0.3864 per share, with an expiration date of December 2, 2003, which, in turn, has subsequently been extended to December 2, 2005.

2) The Secretary and Treasurer of the Company entered into an Agreement dated October 2, 1995 (which was subsequently amended September 1, 1997, September 1, 1999, and March 27, 2000), for a period of five years (extended through April 1, 2005), and she is entitled to receive a base salary of $80,000 per year. The employee shall further receive a bonus, paid at year- end, equal to 50% of the employee's salary, for continued employment. The staying bonus shall be compensated for with the Company's restricted common stock. She is also granted an option to purchase up to 500,000 shares of the Company's restricted common stock at a price equal to 60% of the average market value for the prior 180 trading days before exercise. On March 27, 2000, the exercise price was adjusted to a flat $0.38 per share, with an expiration date of December 31, 2004, which was subsequently extended to December 2, 2005. The employment agreement with the Secretary/Treasurer was not extended beyond April 1, 2005, so she was not entitled to the bonus for continued employment for calendar year 2005. The Secretary/Treasurer continues to act as Secretary/Treasurer on a consulting basis.

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005

NOTE 13.        COMMITMENTS AND CONTINGENCIES (continued)

Employment agreements (continued)

3) The Chief Technical Officer of the Company entered into an agreement dated August 1, 1998 for an initial term of three years (extended through August 1, 2003 and again through January 19, 2009), and he is entitled to receive a base salary of $150,000 per year, with a minimum of $90,000 to be paid annually in cash and the balance paid (at the option of the Company) in cash or restricted common stock under rule 144. The employee shall receive a hire-on bonus of $75,000 worth of the Company's restricted common stock under rule 144, at one-half market price. The employee shall further receive performance bonuses (paid in restricted common stock, as above) upon successful completion of specific milestones pertaining to the implementation and deployment of certain software (up to $862,500). If substantially all performance milestones are met, he is also granted an option to purchase up to 500,000 shares of the Company's restricted common stock at a price equal to 60% of the average market value at the date of purchase. As of September 30, 2005, none of the aforementioned milestones had been successfully completed.

Litigation

There have been two recent legal proceedings in which the Company has been a party:

In February 2002, the Company borrowed $340,000 from the Mercator Momentum Fund ("Mercator") in order to make an initial $100,000 payment to Laurus Master Fund, Ltd. and to fund continuing development of the Company's H- Net(TM) system. This loan from Mercator was a short-term loan due May 15, 2002 and accrues interest at an annual rate of 18%. The loan was secured by shares of the Company's common stock. As of June 13, 2002, the Company owed Mercator approximately $243,000 of principal and accrued and unpaid interest under this loan and was in default in the repayment of this debt.

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005

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

On or about August 18, 2004, Devon Investment Advisors, Ltd., or plaintiff, filed a Complaint in the Arapahoe County District Court of the State of Colorado against ConectiSys Corporation. The complaint seeks repayment of amounts allegedly loaned, plus interest and applicable attorneys' fees. On June 21, 2005, the Company was granted summary judgment to dismiss the suit. The Company submitted affirmative evidence demonstrating the statute of limitations had passed for recovery of the debt. Thus, the Company has recognized a forgiveness of debt of $504,462 for the year ended September 30, 2005.

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005

NOTE 13.        COMMITMENTS AND CONTINGENCIES (continued)

Litigation (continued)

The Company, during its normal course of business, may be subject from time to time to disputes and to legal proceedings against it. Both counsel and management do not expect that the ultimate outcome of any current claims will have a material adverse effect on the Company's financial statements.

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005

NOTE 14.  FORM S-8 FILINGS

In December 2004, the Company filed a registration statement on Form S-8 covering 20,000,000 shares issued to an independent consultant valued at $20,000.

In April 2005, the Company filed a registration statement on Form S-8 covering 30,000,000 shares issued to an independent consultant valued at $25,000.

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

The Company's CEO currently owns 215,865 shares of the Company's Class A preferred stock, of which 15,845 shares were purchased during the year ended September 30, 2004, and has options to purchase another 234,155 shares for $1.00 per share through November 1, 2005, which has been extended to November 1, 2009.

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

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005

NOTE 15.        STOCK OPTIONS AND WARRANTS (continued)

The Company accounts for stock-based compensation under the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25. Accordingly, compensation expense for common stock options and warrants issued to employees for services have been recorded as the difference between the intrinsic value of those services as measured by the (discounted) market value of the common stock at the date of grant and the exercise price, with pro forma disclosure of the excess market value as required by FASB No. 123. No common stock options or warrants were granted to employees (including officers) and directors of the Company during the years ended September 30, 2005 or 2004.

All common stock options and warrants issued to consultants and other non-employees have been recorded at the fair value of the services rendered and equivalent to the market value (as discounted, if applicable) of the equity
instruments received as per SFAS No. 123.   The market value was determined by
utilizing an averaging convention of between 5 to 30 days of the closing price of the Company's common shares as traded on the OTC Bulletin Board (stock symbol CNES) through the grant date and applying certain mathematical assumptions as required under the Black-Scholes model. Such assumptions were generally the same as those mentioned above when making fair value disclosures for the issuance of officer and employee stock options. These included the risk-free annual rate of return, which ranged from 5% to 6% during the years ended September 30, 2005 and 2004, and stock volatility, which is now estimated to be 190%.

At September 30, 2002, the Company had an aggregate of 8,807,154 common stock options and a total of 1,000,000 Class B preferred stock options recorded as additional paid-in capital at a value of $1,443,695. Of the common stock options and warrants, 2,043,654 had been issued to officers and employees and the remaining 6,763,500 had been issued to consultants and investors.

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

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005

NOTE 15.        STOCK OPTIONS AND WARRANTS (continued)

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

In March through September 2005, 2,800,000 five-year common stock warrants were issued to an accredited investor group in connection with a $1,400,000 8% convertible debenture financing arrangement (see NOTE 10 above). The allocated cost of these warrants amounted to $3,756, resulting in a recorded balance of stock options and warrants exercisable at September 30, 2005 of $1,466,714 (including $100,000 attributable to 1,000,000 Class B preferred stock options noted above).

During the year ended September 30, 2005, the 500,000 non-valued common stock options and the 2,000,000 contingently issuable common stock options noted above both expired. In addition, 6,300,000 previously-valued common stock options and warrants expired, consisting of 4,750,000 warrants issued to convertible note holders at exercise prices ranging from $0.045 to $0.192 per share, 1,450,000 common stock options issued to a consultant at an exercise price of $0.13 per share, and 100,000 common stock options issued to a director at an exercise price of $0.38 per share.

The common stock option activity during the fiscal year ended September 30, 2005 and 2004 is summarized as follows:

                                         Common Stock   Weighted
                                            Options      Average
                                              and       Exercise
                                            Warrants      Price
                                          ----------    --------
Balance outstanding, October 1, 2003      11,307,154       $.204

  Granted                                  7,000,000        .003

  Expired                                   (563,500)       2.00
                                          ----------       -----
Balance outstanding, September 30, 2004   17,743,654       $.068

  Granted                                  2,800,000        .004

  Expired                                 (6,300,000)       .048
                                          ----------       -----
Balance outstanding, September 30, 2005   14,243,654        .056
                                          ==========       =====

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005

NOTE 15.        STOCK OPTIONS AND WARRANTS (continued)

The following table summarizes information about common stock options at September 30, 2005:

                                 Outstanding             Exercisable
                            Weighted    Weighted               Weighted
   Range of       Common    Average      Average      Common    Average
   Exercise        Stock      Life      Exercise       Stock   Exercise
    Prices       Options    (Months)      Price       Options    Price
---------------  ---------  -------     --------    ----------  -------
$ .380 - $ .380    500,000        2     $   .380       500,000  $  .380
$ .386 - $ .386  1,443,654        2     $   .386     1,443,654  $  .386
$ .002 - $ .002  2,500,000       52     $   .005     2,500,000  $  .005
$ .002 - $ .002    500,000       62     $   .005       500,000  $  .005
$ .002 - $ .002    250,000       62     $   .005       250,000  $  .005
$ .002 - $ .005    250,000       62     $   .005       250,000  $  .005
$ .002 - $ .005    250,000       63     $   .005       250,000  $  .005
$ .002 - $ .005  1,250,000       65     $   .005     1,250,000  $  .005
$ .002 - $ .005    750,000       67     $   .002       750,000  $  .002
$ .002 - $ .005  1,875,000       69     $   .002     1,875,000  $  .002
$ .002 - $ .005  1,875,000       71     $   .002     1,875,000  $  .002
$ .004 - $ .004    316,066       54     $   .004       316,066  $  .004
$ .004 - $ .004    217,466       54     $   .004       217,466  $  .004
$ .004 - $ .004  1,087,330       54     $   .004     1,087,330  $  .004
$ .004 - $ .004  1,179,138       54     $   .004     1,179,138  $  .004


$ .001 - $0.386 14,243,654       53     $   .056    14,243,654  $  .056
=============== ==========       ==     ========    ==========  =======

NOTE 16.       SUBSEQUENT EVENTS

Subsequent to September 30, 2005, the Company issued approximately 570,000,000 shares of common stock through December 21, 2005 in exchange for reduction of approximately $60,000 in principal and approximately $90,000 in derivative conversion option, totaling approximately $150,000 in convertible debt.

Subsequent to September 30, 2005, the Company signed a three year lease agreement to relocate its corporate office.

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

3.3 Articles of Amendment to the Articles of Incorporation of the Registrant filed December 5, 1994 (6)

3.4 Articles of Amendment to the Articles of Incorporation of the Registrant filed October 16, 1995 (4)

3.5 Articles of Amendment to the Articles of Incorporation of the Registrant filed April 18, 2003 (9)

3.6 Articles of Amendment to the Articles of Incorporation of the Registrant filed August 3, 2004 (14)

3.7 Articles of Amendment to the Articles of Incorporation of the Registrant filed August 12, 2005 (*)

3.8                Bylaws of the Registrant (4)

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

10.18             Form of Secured Convertible Debenture due May 10, 2003 (5)

10.19             Form of Secured Convertible Debenture due June 17, 2003 (7)

10.20 Securities Purchase Agreement dated as of November 27, 2002 by and between the Registrant and the purchasers named therein (8)

10.21             Form of Common Stock Purchase Warrant dated as of November
                  27, 2002 (8)

10.22 Registration Rights Agreement dated as of November 27, 2002 by and between the Registrant and the investors named therein
                  (8)

10.23 Security Agreement dated as of November 27, 2002 between the Registrant and the secured parties named therein (8)

10.24 Intellectual Property Security Agreement dated as of November 27, 2002 between the Registrant and the secured parties named therein (8)

10.25             Form of Secured Convertible Debenture due March 3, 2004 (9)

10.26             Form of Common Stock Purchase Warrant dated as of March 3,
                  2003 (9)

10.27             Form of Secured Convertible Debenture due May 12, 2004 (10)

10.28             Form of Common Stock Purchase Warrant dated as of May 12,
                  2003 (10)

10.29 Promissory Note dated September 1, 2003 made by the Registrant in favor of Robert Spigno (#) (13)

10.30 Promissory Note dated September 1, 2003 made by the Registrant in favor of Patricia Spigno (#) (13)

10.31 Promissory Note dated September 1, 2003 made by the Registrant in favor of Black Dog Ranch, LLC (13)

10.32 Letter Agreement dated October 3, 2003 between the Registrant and the parties named therein (11)

10.33 Securities Purchase Agreement dated as of November 25, 2003 by and between the Registrant and the purchasers named therein (11)

10.34             Form of Secured Convertible Debenture due November 25, 2004
                  (11)

10.35             Form of Common Stock Purchase Warrant dated as of November
                  25, 2003 (11)

10.36 Registration Rights Agreement dated as of November 25, 2003 by and between the Registrant and the investors named therein
                  (11)

10.37 Security Agreement dated as of November 25, 2003 between the Registrant and the secured parties named therein (11)

10.38 Intellectual Property Security Agreement dated as of November 25, 2003 between the Registrant and the secured parties named therein (11)

10.39             Form of Secured Convertible Debenture due December 3, 2004
                  (11)

10.40             Form of Common Stock Purchase Warrant dated as of December 3,
                  2003 (11)

10.41             Form of Secured Convertible Debenture due December 31, 2004
                  (11)

10.42             Form of Common Stock Purchase Warrant dated as of December
                  31, 2003 (11)

10.43             Form of Secured Convertible Debenture due February 18, 2005
                  (12)

10.44             Form of Common Stock Purchase Warrant dated as of February
                  18, 2004 (12)

10.45 Amendment No. 1 to Securities Purchase Agreement dated as of March 4, 2004 by and between the Registrant and the persons named therein (13)

10.46             Form of Secured Convertible Debenture due March 4, 2005 (12)

10.47             Form of Common Stock Purchase Warrant dated as of March 4,
                  2004 (12)

10.48 Securities Purchase Agreement dated as of April 19, 2004 by and between the Registrant and the purchasers named therein
                  (13)

10.49             Form of Common Stock Purchase Warrant dated as of April 19,
                  2004 (13)

10.50 Registration Rights Agreement dated as of April 19, 2004 by and between the Registrant and the investors named therein
                  (13)

10.51 Security Agreement dated as of April 19, 2004 between the Registrant and the secured parties named therein (13)

10.52 Intellectual Property Security Agreement dated as of April 19, 2004 between the Registrant and the secured parties named therein (13)

10.53             Form of Common Stock Purchase Warrant dated as of June 30,
                  2004 (14)

10.54             Form of Common Stock Purchase Warrant dated as of September
                  9, 2004 (15)

10.55 Securities Purchase Agreement dated as of March 17, 2005 by and between the Registrant and the purchasers named therein
                  (16)

10.56             Form of Callable Secured Convertible Note due March 17, 2007
                  (16)

10.57             Form of Stock Purchase Warrant dated as of March 17, 2005
                  (16)

10.58 Registration Rights Agreement dated as of March 17, 2005 by and between the Registrant and the investors named therein
                  (16)

10.59 Security Agreement dated as of March 17, 2005 between the Registrant and the secured parties named therein (16)

10.60 Intellectual Property Security Agreement dated as of March 17, 2005 between the Registrant and the secured parties named therein (16)

21.1              Subsidiaries of the Registrant (4)

23.1              Consent of Independent Registered Public Accounting Firm (*)

31.1 Certifications Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002 (*)

32.1 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)
_________________

(*)   Filed herewith.

(#) Management contract or compensatory plan, contract or arrangement required to be filed as an exhibit.

(1) Filed as an exhibit to the Registrant's Form S-8 filed with the Securities and Exchange Commission on September 21, 2001 (Registration No. 333- 69832) and incorporated herein by reference.

(2) Filed as an exhibit to the Registrant's Form S-8 filed with the Securities and Exchange Commission on December 6, 1999 (Registration No. 333- 92181) and incorporated herein by reference.

(3) Filed as an exhibit to the Registrant's Form S-8 filed with the Securities and Exchange Commission on September 22, 2000 (Registration No. 333- 46456) and incorporated herein by reference.

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

(11) Filed as an exhibit to the Registrant's Form 10-KSB for the year ended September 30, 2003 and incorporated herein by reference.

(12) Filed as an exhibit to the Registrant's Form 10-QSB for the quarter ended December 31, 2003 and incorporated herein by reference.

(13) Filed as an exhibit to the Registrant's Form SB-2 filed with the Securities and Exchange Commission on June 25, 2004 (Registration No. 333- 116895) and incorporated herein by reference.

(14) Filed as an exhibit to the Registrant's Form 10-QSB for the quarter ended June 30, 2004 and incorporated herein by reference.

(15) Filed as an exhibit to the Registrant's Form 10-KSB for the year ended September 30, 2004 and incorporated herein by reference.

(16) Filed as an exhibit to the Registrant's Form 8-K filed with the Securities and Exchange Commission on March 21, 2005 and incorporated herein by reference.

                           SIGNATURES

    In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 24th day of January, 2006.



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

Name                                   Title                                  Date
--------------------        --------------------------------------      ------------------
/S/ROBERT A. SPIGNO         Chairman of the Board, Chief                January 24, 2006
-------------------         Executive Officer (Principal Executive
Robert A. Spigno            Officer) and Director


/S/PATRICIA SPIGNO          Acting Chief Financial Officer,             January 24, 2006
------------------          Treasurer and Secretary (Principal
Patricia Spigno             Financial and Accounting Officer)


/S/ LAWRENCE MUIRHEAD       Chief Technology Officer and Director       January 24, 2006
---------------------
Lawrence Muirhead


/S/MELISSA MCGOUGH          Director                                    January 24, 2006
---------------------
Melissa McGough

                             EXHIBITS FILED WITH THIS REPORT

Exhibit
Number   Description
-------  --------------------------

  3.7 Articles of Amendment to the Articles of Incorporation of the Registrant filed August 12, 2005

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