Form 10QSB
period 2005-12-31
CONECTISYS CORP
filed 2006-02-14
CIK 790273

<pre>
================================================================================

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)
 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
              For the quarterly period ended DECEMBER 31, 2005 or

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

    Indicate by check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes |X| No |   |

    Indicate by check whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act).  Yes |   | No |X|

    Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act).  Yes |X| No |   |

    As of February 8, 2006, there were 10,101,811,233 shares of the issuer's common stock, no par value per share, outstanding.

===============================================================================


                           PART I - FINANCIAL INFORMATION
                                                                           Page
Item 1.  Financial Statements.

          Condensed Consolidated Balance Sheet as of December 31,
            2005 (unaudited)................................................F-1

Condensed Consolidated Statements of Operations for the Three
     Months Ended December 31, 2005 (unaudited) and 2004 (unaudited)
     and the Cumulative Period From December 31, 1990 (Inception)
     Through December 31, 2005 (unaudited)..................................F-3

Condensed Consolidated Statements of Changes in Shareholders'
     Equity (Deficit) for the Cumulative Period From
     December 31, 1990 (Inception) Through December 31, 2005 (unaudited)....F-4

Condensed Consolidated Statements of Cash Flows for the Three
     Months Ended December 31, 2005 (unaudited) and 2004 (unaudited) and the Cumulative Period From December 31, 1990 (Inception) Through
     December 31, 2005 (unaudited)..........................................F-15

Notes to Condensed Consolidated Financial Statements (unaudited)............F-18

Item 2.  Management's Discussion and Analysis or Plan of Operation.............2

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

Item 5.  Other Information....................................................11

Item 6.  Exhibits.............................................................11

Signatures....................................................................12

Exhibits Filed with this Report on Form 10-QSB................................13

ITEM 1. FINANCIAL STATEMENTS.

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) CONDENSED CONSOLIDATED BALANCE SHEET
December 31, 2005

                                                                  Dec. 31
                                                                    2005
                                                                 Unaudited

Assets
Current assets
  Cash and cash equivalents                                $           103,296
  Prepaid expenses                                                      99,822
                                                             -----------------
Total current assets                                                   203,118

Property and equipment, net of accumulated
  depreciation of $342,175                                              36,412

Other assets
  License and technology, net of accumulated
    amortization of $421,478                                                 0
  Loan fees, net of accumulated
    amortization of $484,996                                            34,559
                                                             -----------------
Total assets                                               $           274,089
                                                             =================

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) CONDENSED CONSOLIDATED BALANCE SHEET
December 31, 2005

                                                                  Dec. 31
                                                                    2005
                                                                 Unaudited
Liabilities and shareholders' equity
Current liabilities
  Accounts payable                                         $           221,746
  Accrued compensation                                               1,704,439
  Due to officers                                                          403
  Accrued interest payable                                             249,413
  Other current liabilities                                             17,038
  Notes payable and current potion of
    long-term debt                                                     816,210
                                                             -----------------
Total current liabilities                                            3,009,249

Long-term debt, net of current                                       1,979,733
                                                             -----------------

Total liabilities                                                    4,988,982

Commitments and contingencies                                                0

Shareholders' equity
Preferred stock - Class A, $1.00 par value;
  1,000,000 shares authorized, 215,865 shares
  issued and outstanding                                               215,865
Convertible preferred stock - Class B, $1.00
  par value; 1,000,000 shares authorized,
  -0- shares issued and outstanding                                          0
Common stock - 15,000,000,000 shares authorized,
  no par value; 8,221,319,732 shares issued
  and outstanding                                                   26,872,103
Additional paid-in capital:
  Convertible preferred stock - Class B $1.00 par
    value, 1,000,000 stock options exercisable                         100,000
  Common stock, no par value 12,300,000 stock
    options and warrants exercisable                                 1,366,714

Accumulated gain (deficit) during development stage                (33,269,575)
                                                             -----------------
Total shareholders' equity (deficit)                                (4,714,893)
                                                             -----------------
Total liabilities and shareholders' equity                 $           274,089
                                                             =================


The accompanying notes are an integral part of these condensed consolidated financial statements.

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended December 31, 2005 and 2004
And the Cumulative Period
From December 31, 1990 (Inception) Through December 31, 2005

                                                                                   Dec. 1, 1990
                                                                                    (Inception)
                                                                                      Period
                                           3 Months Ended      3 Months Ended         Through
                                               Dec. 31            Dec. 31             Dec. 31
                                                2005                2004               2005
                                              Unaudited          Unaudited           Unaudited
Revenues                                $                0 $                 0 $          517,460

Cost of goods sold                                  74,846              61,962          1,206,215
                                          -----------------  -----------------   -----------------
Gross profit                                       (74,846)            (61,962)          (688,755)

General and administrative expenses                314,286             357,039         21,992,434
Bad debt                                                 0                   0          1,680,522
Write-off of intangible assets                           0                   0          1,299,861
                                          -----------------  -----------------   -----------------
Loss from operations                              (389,132)           (419,001)       (25,661,572)

Other income (expenses)
  Forgiveness of debt                                    0                   0            504,462
  Settlement                                             0                   0           (125,000)
  Other income                                           0                   0             12,072
  Interest income                                        0                   0            102,924
  Interest expense                                (213,895)           (385,265)        (7,087,219)
  Minority interest                                      0                   0             62,500
                                          -----------------  -----------------   -----------------
Net loss                                $         (603,027)$          (804,266)$      (32,191,833)
                                          =================  =================   =================

Weighted average shares outstanding          8,021,520,957       1,274,924,649

Net loss per share                                   (0.00)              (0.00)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT) For the Cumulative Period from December 1, 1990 (Inception) Through December 31, 2005

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


CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
For the Cumulative Period from December 1, 1990 (Inception) Through December 31, 2005



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


CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
For the Cumulative Period from December 1, 1990 (Inception) Through December 31, 2005



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


CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
For the Cumulative Period from December 1, 1990 (Inception) Through December 31, 2005



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


CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
For the Cumulative Period from December 1, 1990 (Inception) Through December 31, 2005


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


CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
For the Cumulative Period from December 1, 1990 (Inception) Through December 31, 2005


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

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
For the Cumulative Period from December 1, 1990 (Inception) Through December 31, 2005


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


CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
For the Cumulative Period from December 1, 1990 (Inception) Through December 31, 2005


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


CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
For the Cumulative Period from December 1, 1990 (Inception) Through December 31, 2005

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


CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
For the Cumulative Period from December 1, 1990 (Inception) Through December 31, 2005

                                                                                                    Deficit
                                                                                                  Accumulated       Total
                                  Preferred Stock       Common Stock        Additional   Stock     During the   Shareholders'
                                     Class A            No Par Value         Paid-in   Subscript. Development      Equity
                                  Shares    Value     Shares       Value     Capital   Receivable    Stage        (Deficit)
                               --------- ----------  ---------- ----------- ---------- ---------- -----------   ------------

Shares issued in exchange for:
Cash, January 2005 with a price
  of $0.00125 per share            0           0     4,000,000     5,000        0           0          0            5,000
Debt, accrued liabilities
  and prepaid retianer
  October 2004 to September
  2005 with common shares
    valued from $0.0004 to $0.0010
  per share                        0           0   591,300,000   473,362        0           0          0          473,362
Services, December 2004 through
  August 2005 valued from
  $0.0006 to $0.0010 per share     0           0    52,000,000    46,200        0           0          0           46,200
Issuance of 2,800,000 warrants
 November 2004 through
 September 2005 at an exercise
 price of $0.0039 per share, in
 conjunction with $1,400,000
 principle value of 12%
 convertible debt                  0           0             0         0    3,756           0          0           3,756
Conversion of $2,529,378 principal
  value of convertible debt,
  $3,794,067 of derivative
  conversion option
  along with $104,410 accrued
  interest, net of $973,565
  convertible debt discount        0           0 5,610,392,876    5,454,290                  0           0     5,454,290
Net loss for the year              0           0             0            0         0        0  (3,132,683)   (3,132,683)
                            ----------- --------  ------------- ----------- --------- ---------- ----------   -----------
Balance, September 30, 2005  215,865     215,865 7,388,864,998   26,669,088 1,466,714        0 (32,666,548)   (4,314,881)

The accompanying notes are an integral part of these condensed consolidated financial statements.


CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
For the Cumulative Period from December 1, 1990 (Inception) Through December 31, 2005

                                                                                                    Deficit
                                                                                                  Accumulated       Total
                                  Preferred Stock       Common Stock        Additional   Stock     During the   Shareholders'
                                     Class A            No Par Value         Paid-in   Subscript. Development      Equity
                                  Shares    Value     Shares       Value     Capital   Receivable    Stage        (Deficit)
                               --------- ----------  ---------- ----------- ---------- ---------- -----------   ------------
Shares issued in exchange for:
Conversion of $80,891 principal
  value of convertible debt,
  $121,336 of derivative
  conversion option
  along with $788 accrued
  interest                         0           0      832,454,734      203,015                      0           0     203,015
Net loss for the period            0           0                0            0           0          0    (603,027)   (603,027)
                              ---------- ---------- ------------- ------------ ----------- ---------- ------------ -----------
Balance, December 31, 2005    215,865    $215,865   8,221,319,732 $ 26,872,103 $ 1,466,714 $        0 $(33,269,575)$(4,714,893)
                              ========== ========== ============= ============ =========== ========== ============ ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended December 31, 2005 and 2004
And the Cumulative Period
From December 31, 1990 (Inception) Through December 31, 2005

                                                                                   Dec. 1, 1990
                                                                                    (Inception)
                                          3 Months Ended       3 Months Ended         Through
                                               Dec. 31            Dec. 31             Dec. 31
                                                2005                2004               2005
                                              Unaudited          Unaudited           Unaudited

Operating activities
  Net (loss)                            $         (603,027)$          (804,266)$      (32,191,833)
    Adjustments to reconcile net (loss)
      to net cash provided by (used by)
      operating activities:
        Provision for bad debt                           0                   0          1,422,401
        Depreciation and amortization                2,845               6,442          1,731,775
        Stock issued for services                        0              73,000          7,645,373
        Stock issued for interest                        0              13,170            535,591
        Settlements                                      0                   0            (25,000)
        Minority interest                                0                   0            (62,500)
        Intangibles                                      0                   0          1,299,861
        Amortization of loan fees
          and note discounts                       187,081             321,429          3,234,221
        Mark-to-market of derivative
          conversion option                              0                   0          2,276,461
        Forgiveness of debt                              0                               (504,462)
Changes in operating assets and liabilities
  (Increase) decrease in assets
    Accounts receivable                                  0                   0             (4,201)
    Prepaid expenses                                54,362             (44,630)           164,926
    Interest receivable                                  0                   0            (95,700)
  Increase (decrease) in liabilities
    Accounts payable                               (94,471)            (85,445)         1,289,872
    Accrued compensation                            21,248             151,456          2,876,447
    Due to officers                                     18              (7,372)           631,164
    Other current liabilities                       16,475              25,841            878,240
                                          -----------------  -----------------   -----------------
      Total adjustments                            187,558             453,891         23,294,469
                                          -----------------  -----------------   -----------------
Net cash provided by (used by)
  operating activities                            (415,469)           (350,375)        (8,897,364)

The accompanying notes are an integral part of these condensed consolidated financial statements.


CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended December 31, 2005 and 2004
And the Cumulative Period
From December 31, 1990 (Inception) Through December 31, 2005


                                                                                   Dec. 1, 1990
                                                                                    (Inception)
                                           3 Months Ended      3 Months Ended         Through
                                               Dec. 31            Dec. 31             Dec. 31
                                                2005                2004               2005
                                              Unaudited          Unaudited           Unaudited


Investing activities
  Collection of notes receivable        $                0 $                 0 $                0
  Increase in notes receivable                           0                   0         (1,322,500)
  Cost of license & technology                           0                   0            (94,057)
  Purchase of equipment                                  0                   0           (245,405)
                                          -----------------  -----------------   -----------------
Net cash provided by (used by)
  investing activities                                   0                   0         (1,661,962)


Financing activities
  Common stock issued for cash                           0                   0          3,492,172
  Stock warrants                                         0                   0            200,334
  Preferred stock issued for cash                        0                   0             16,345
  Proceeds from stock purchase                           0                   0            281,250
  Loan fees                                              0                   0           (559,555)
  Proceeds from debts
    Related party                                        0                   0            206,544
    Other                                                0                   0          7,647,275
  Payments on debt
    Related party                                        0                   0            (53,172)
    Other                                                0              (7,259)          (604,536)
  Decrease in subscription receivable                    0                   0             35,450
  Contributed capital                                    0                   0                515
                                          -----------------  -----------------   -----------------
Net cash provided by (used by)
  financing activities                                   0              (7,259)        10,662,622
                                          -----------------  -----------------   -----------------
Net increase (decrease) in cash                   (415,469)           (357,634)           103,296

Cash beginning of period                           518,765             550,044                  0
                                          -----------------  -----------------   -----------------
Cash end of period                       $         103,296  $          192,410  $         103,296
                                          =================  =================   =================

The accompanying notes are an integral part of these condensed consolidated financial statements.


CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended December 31, 2005 and 2004
      And the Cumulative Period
From December 31, 1990 (Inception) Through December 31, 2005

                                                                                   Dec. 1, 1990
                                                                                    (Inception)
                                           3 Months Ended      3 Months Ended         Through
                                               Dec. 31            Dec. 31             Dec. 31
                                               2,005                2004               2005
                                              Unaudited          Unaudited           Unaudited


Cash paid during the year for
  Interest                                               0                   0            699,490
  Taxes                                                  0                   0             14,450

Non-cash investing and financing activities
  Common stock issued for
    Note receivable                                      0                   0            281,250
    Prepaids                                             0                   0            264,748
    PP&E                                                 0                   0            130,931
    Deposit                                              0                   0                  0
    License & technology                                 0                   0          2,191,478
    Minority interest                                    0                   0             59,247
    Repayment of debt                              202,226             455,465         12,090,433
    Accrued services & interest                        788                   0          5,207,990
  Preferred stock issued for
    Services                                                                 0             75,845
    Repayment of debt                                    0                   0            119,520
  Preferred stock options issued for
    Repayment of debt                                    0                   0            100,000

  Re-characterize beneficial
    conversion option as debt                            0                   0            881,550

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005

Note 1.         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements contained in the Company's Annual Report on Form 10-KSB for the year ended September 30, 2005. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for the fair presentation have been included. The results for the three months ended December 31, 2005 do not necessarily indicate the results that may be expected for the full year.

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

As of December 31, 2005, the Company had 8,221,319,732 shares of common stock outstanding. If all of the Company's unexpired stock warrants and options (including contingent issuances) were exercised, and all the principal value and accrued interest on its outstanding convertible debentures were converted, the Company's incremental common shares (not included in the denominator of diluted earnings (loss) per share because of their anti-dilutive nature) would be as follows:

Class B preferred stock options                   10,000,000
Convertible note holder - common stock warrants   12,300,000
                                              --------------
Subtotal                                          22,300,000

Accrued officer compensation ($440,000),
convertible into common stock                    358,758,842

Convertible note holder principal value
($1,534,822), accrued interest ($249,413)
assumed converted into common stock at
$0.00008 per share                            22,302,937,500
                                              --------------
Total potential common stock equivalents      22,683,996,342

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005

Note 1.         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The following table illustrates the effect on net loss if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation:

                                   Three Months Ended  Three Months Ended
                                        12/31/2005          12/31/2004
                                   ------------------  ------------------
        Net loss, as reported      $      (603,027)    $      (804,266)

        Add:    Total stock-based
        compensation expense included
        in net loss, as reported                -                   -

        Deduct: Total stock-based
        compensation expense
        determined under fair value based
        method for all awards, net of
        related tax effects                     -                   -
                                    --------------     ---------------
        Pro forma net loss         $      (603,027)    $     (804,266)


NOTE 2. GOING CONCERN UNCERTAINTY

As of December 31, 2005, the Company had a deficiency in working capital of approximately $2,800,000 and had incurred continual net losses since its return to the development stage in fiscal 1996, of approximately $32,000,000, which raise substantial doubt about the Company's ability to continue as a going concern.

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

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005

NOTE 3.   PREPAID EXPENSES AND DEPOSITS

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

During the year ended September 30, 2005, an additional $6,264, $33,190 and $37,343 were amortized, respectively, related to this prepaid interest for a total of $76,797. The balances at December 31, 2005 tentatively were $10,174, $22,700 and $33,137 for a total prepaid interest of $66,011. As of December 31, 2005, the Company had converted all convertible debentures relating to the $10,174, $22,700 and $33,137 prepaid balances. These amounts are being applied to the remaining accrued and unpaid interest on other debentures. In March 2005, April 2005, May 2005 and September 2005, the Company prepaid $1,033, $1,033, $5,165 and $36,665 respectively for a total of $43,896 in interest in connection with the convertible debenture financing. These amount were either fully amortized or are being applied against the accrued interest liability.
As a result, there is no prepaid interest included in prepaid expenses.

Included in prepaid expenses is $20,000 in an escrow account designated for key man life insurance. Also included are prepaid retainers to a consultant for $52,402 and a law firm for $27,420.

As of December 31, 2005, the balance in prepaid expenses was $99,822.

NOTE 4.   LOAN FEES

In February 2002, the Company received $340,000 in short-term financing from an investment group through the issuance of a promissory note maturing on May 15, 2002 and accruing interest at an annual rate of 18%. Included in the loan was $40,000 in fees, consisting specifically of a $30,000 finder's fee and a $10,000 legal fee. These loan fees were fully amortized at September 30, 2002, with the balances written-off at December 31, 2005 as a result of a legal settlement.

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

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005

NOTE 4.   LOAN FEES (continued)

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

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005

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

Total amortization on the one- and two-year lives of all loan fees amounted to $97,034 during the year ended September 30, 2004, leaving an unamortized balance at September 30, 2004 of $144,705. During the year ended September 30, 2005, total amortization of loan fees amounted to $129,505, leaving an unamortized balance of $15,200. During the three months ended December 31, 2005, total amortization of loan fees amounted to $6,106, leaving an unamortized balance of $9,094.

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

In June 2005, the Company incurred an additional $6,368 in finder fees in connection with a prior issuance of convertible debt from the above accredited investor group.

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

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005

NOTE 4.   LOAN FEES (continued)

Total new loan fees during the year ended September 30, 2005 amounted to $42,368. During the year ended September 30, 2005, total amortization of the loan fees amounted to $12,366, leaving an unamortized balance of $30,002. During the three months ended December 31, 2005, total amortization of the loan fees amounted to $4,537, leaving an unamortized balance of $25,465. Total unamortized loan fees at December 31, 2005 was $34,559.

NOTE 5.    DUE TO/FROM OFFICERS

At September 30, 2001, a revolving promissory note agreement for $56,880 was drawn up, due on demand, at an annual interest rate of 18%, for unpaid cumulative advances (plus interest) made by the Company's CEO. During the year ended September 30, 2002, cash advances of $31,500 were made. Additionally, the loan account was increased by $120,875, representing the value of 2,361,814 restricted shares of the Company's common stock held by the CEO, which were used as collateral and transferred to a note holder in June of 2002 to partially cover a $300,000 debt, and by $16,202, representing the value of 794,857 restricted shares of the Company's common stock held by the CEO, which were pledged to and sold by a convertible note holder on a Company obligation in default. Repayments of debt by the Company amounted to $144,806 and accrued interest amounted to $6,913 during the year ended September 30, 2002, resulting in a loan balance due the CEO at September 30, 2002 of $87,564. During the year ended September 30, 2003, additional cash advances totaling $37,869 were made, along with $37,423, representing another 1,835,885 restricted shares of the Company's common stock pledged and sold by the above note holder. Repayments of debt by the Company amounted to $136,009, including re-issuance of 2,361,814 restricted shares of the Company's common stock valued at $120,875 that had been transferred to a note holder during the previous fiscal year. Accrued interest during the year ended September 30, 2003 was $10,073, bringing
the loan balance due the CEO at September 30, 2003 to $36,920.   During the
year ended September 30, 2004, the Company repaid $32,673. Accrued interest of $3,558 during the period brought the loan balance due the CEO at September 30, 2004 to $7,805. During the year ended September 30, 2005, the Company repaid $45,715 including accrued interest during the period of $212 creating a balance due from officer of $37,698 which has been applied to accrued compensation due to the CEO. There was no amount due to the CEO at December 31, 2005.

At September 30, 2001, a promissory note agreement for $25,874 was drawn up, due on demand, at an annual interest rate of 18 percent, for cumulative advances (plus interest) made by the Company's Secretary/Treasurer. The Secretary/Treasurer had also borrowed on a personal credit card for the Company's behalf in the amount of $18,455, bringing the total obligation due the Secretary/Treasurer at September 30, 2001 to $44,329. During the year ended September 30, 2002, the personal credit card balance was virtually paid-off. Additional loan advances were $19,500, loan repayments were $39,500, and accrued interest was $2,269 during the year ended September 30, 2002, bringing the aggregate loan balance due the Secretary/Treasurer at September 30, 2002 to $8,143. During the year ended September 30, 2003, additional cash advances of $37,500 were made, and accrued interest was $6,522, resulting in a loan balance due the Secretary/Treasurer at September 30, 2003 of $52,165. During the year ended September 30, 2004, the Company repaid $25,655 and received an additional $666 from the Treasurer. Accrued interest amounted to $8,077 during the period bringing the loan balance due the Secretary at September 30, 2004 to $35,253. During the year ended September 30, 2005, the Company repaid $37,962. Accrued interest during the period amounted to $3,094, bringing the loan balance at September 30, 2005 to $385. Accrued interest for three months amounted to $18, bringing the loan balance at December 31, 2005 to $403. The loan balance at December 31, 2005 is due on demand and continues to accrue interest at the rate of 18% per year.

The Secretary/Treasurer employment contract was not extended beyond the April 1, 2005 expiration date. She currently is Acting Secretary/Treasurer on a consulting basis.

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005

NOTE 5.    DUE TO/FROM OFFICERS (continued)

During the period May through September 2002, the Company's Chief Technical Officer advanced the Company $32,946, corresponding to 684,407 restricted shares of the Company's common stock held by the officer, which were pledged to and sold by a convertible note holder on a Company obligation in default. Accrued interest at the annual rate of 18% was $1,831 through the end of the fiscal year, bringing the total loan amount to $34,777 at September 30, 2002. In November 2002, the Company re-issued the 684,407 restricted shares to the Chief Technical Officer (valued at $32,946) that had been pledged to and sold by the convertible note holder during the previous fiscal year. Accrued interest amounted to $1,205 during the year ended September 30, 2003, resulting in a loan balance of $3,036 as of that date. During the year ended September 30, 2004, the Company repaid $15,623. During the year ended September 30, 2004, accrued interest amounted to $294, which brought the tentative balance due from the Chief Technical Officer to $12,293. This amount has been applied against the accrued compensation owed the Chief Technical Officer, resulting in a net amount due to/from the officer at December 31, 2005 of $0.

The aggregate amount due officers at December 31, 2005 was $403 and interest expense on the officer loans amounted to $18 for the three months ended December 31, 2005.

As of December 31, 2005, the Company owed its officers $1,784,439 in accrued compensation. Of this amount, $440,000 was attributable to aggregate staying bonuses payable to the President and Acting Secretary/Treasurer of the Company as of December 31, 2005. The staying bonuses are to be compensated for with the Company's common stock, valued at the average bid and ask price for the stock for the 30 days prior to each respective year-end issuance date. The total common stock to be issued as staying bonuses amounted to 358,758,842 at December 31, 2005, including 289,156,627 shares attributable to the staying bonus earned as of December 31, 2005.

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005

NOTE 6.    NOTES PAYABLE

Notes payable at December 31, 2005 consisted of the following:

Convertible Debentures - secured by substantially all the assets of the Company

     Convertible Debenture #1

     Note payable to AJW Partners, LLC
      (Convertible Debenture) due on
      March 29, 2003 at an annual interest
      rate of 12%                                         $    0

     Accrued interest of $7,075 and principal
      on Convertible Debenture convertible
      into approximately 88,437,500
      shares of common stock at the price
      of $0.00008 at December 31, 2005                     7,075  $     7,075
                                                         -------

     Note payable to New Millennium Capital
      Partners II, LLC (Convertible Debenture)
      due on March 29, 2003 at an annual interest
      rate of 12%                                        $     0

     Accrued interest of $7,075 and principal
      on Convertible Debenture convertible
      into approximately 88,437,500
      shares of common stock at the price
      of $0.00008 at December 31, 2005                     7,075        7,075
                                                         -------

     Note payable to AJW/New Millennium
      Offshore, Ltd. (Convertible Debenture)
      due on March 29, 2003 at an annual
      interest rate of 12%                                $    0

     Accrued interest of $8,136 and principal
      on Convertible Debenture convertible
      into approximately 101,700,000
      shares of common stock at the price
      of $0.00008 at December 31, 2005                     8,136  $    8,136
                                                         -------

     Note payable to Pegasus Capital Partners,
      LLC (Convertible Debenture) due on
      March 29, 2003 at an annual interest
      rate of 12%                                         $    0

     Accrued interest of $4,975 and principal
      on Convertible Debenture convertible
      into approximately 62,187,500
      shares of common stock at the price
      of $0.00008 at December 31, 2005                     4,975  $   4,975
                                                         -------

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005

NOTE 6.    NOTES PAYABLE (continued)

    Convertible Debenture #2

     Note payable to AJW Partners, LLC
      (Convertible Debenture) due on
      May 10, 2003 at an annual interest
      rate of 12%                                         $     0

     Accrued interest of $9,600 and principal
      on Convertible Debenture convertible
      into approximately 120,000,000
      shares of common stock at the price
      of $0.00008 at December 31, 2005                     9,600  $   9,600
                                                         --------

     Note payable to New Millennium Capital
      Partners II, LLC (Convertible Debenture)
      due on  May 10, 2003 at an annual
      interest rate of 12%                                $     0

     Accrued interest of $9,600 and principal
      on Convertible Debenture convertible
      into approximately 120,000,000
      shares of common stock at the price
      of $0.00008 at December 31, 2005                     9,600  $     9,600
                                                          -------

     Note payable to AJW/New Millennium
      Offshore, Ltd. (Convertible Debenture)
      due on May 10, 2003 at an annual
      interest rate of 12%                               $     0

     Accrued interest of $10,800 and principal
      on Convertible Debenture convertible
      into approximately 135,000,000
      shares of common stock at the price
      of $0.00008 at December 31, 2005                    10,800  $   10,800
                                                          -------

     Note payable to Pegasus Capital Partners,
      LLC (Convertible Debenture) due on
      May 10, 2003 at an annual
      interest rate of 12%                                $     0

     Accrued interest of $6,000 and principal
      on Convertible Debenture convertible
      into approximately 75,000,000
      shares of common stock at the price
      of $0.00008 at December 31, 2005                     6,000  $   6,000
                                                          -------

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005

NOTE 6.    NOTES PAYABLE (continued)

     Convertible Debenture #3

     Note payable to AJW Partners, LLC
      (Convertible Debenture) due on
      June 17, 2003 at an annual interest
      rate of 12%                                         $     0

     Accrued interest of $19,200 and principal
      on Convertible Debenture convertible
      into approximately 240,000,000
      shares of common stock at the price
      of $0.00008 at December 31, 2005                     19,200  $   19,200
                                                         --------

     Note payable to New Millennium Capital
      Partners II, LLC (Convertible Debenture)
      due on  June 17, 2003 at an annual
      interest rate of 12%                                $     0

     Accrued interest of $19,200 and principal
      on Convertible Debenture convertible
      into approximately 240,000,000
      shares of common stock at the price
      of $0.00008 at December 31, 2005                     19,200 $   19,200
                                                          -------

     Note payable to AJW/New Millennium
      Offshore, Ltd. (Convertible Debenture)
      due on June 17, 2003 at an annual
      interest rate of 12%                                $     0

      Accrued interest of $21,600 and principal
      on Convertible Debenture convertible
      into approximately 270,000,000
      shares of common stock at the price
      of $0.00008 at December 31, 2005                     21,600  $   21,600
                                                         --------

     Note payable to Pegasus Capital Partners,
      LLC (Convertible Debenture) due on
      June 17, 2003 at an annual
      interest rate of 12%                                $     0

     Accrued interest of $12,000 and principal
      on Convertible Debenture convertible
      into approximately 150,000,000
      shares of common stock at the price
      of $0.00008 at December 31, 2005                     12,000  $   12,000
                                                         --------

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005

NOTE 6.    NOTES PAYABLE (continued)

   Convertible Debenture #5

     Note payable to AJW Partners, LLC
      (Convertible Debenture) due on
      March 3, 2004 at an annual interest
      rate of 12%                                         $     0

     Accrued interest of $9,240 and principal
      on Convertible Debenture convertible
      into approximately 115,500,000
      shares of common stock at the price
      of $0.00008 at December 31, 2005                      9,240  $    9,240
                                                          -------

     Note payable to AJW Offshore, Ltd.
      (Convertible Debenture) due on
      March 3, 2004 at an annual interest
      rate of 12%                                         $     0

     Accrued interest of $9,240 and principal
      on Convertible Debenture convertible
      into approximately 115,500,000
      shares of common stock at the price
      of $0.00008 at December 31, 2005                      9,240  $    9,240
                                                          -------

     Note payable to AJW Qualified Partners,
      LLC (Convertible Debenture) due on
      March 3, 2004 at an annual interest
      rate of 12%                                         $     0

     Accrued interest of $9,240 and principal
      on Convertible Debenture convertible
      into approximately 115,500,000
      shares of common stock at the price
      of $0.00008 at December 31, 2005                      9,240  $    9,240
                                                          -------

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005

NOTE 6.    NOTES PAYABLE (continued)

     Convertible Debenture #6

     Note payable to AJW Partners, LLC
      (Convertible Debenture) due on
      May 12, 2004 at an annual interest
      rate of 12%                                         $     0

     Accrued interest of $12,000 and principal
      on Convertible Debenture convertible
      into approximately 150,000,000
      shares of common stock at the price
      of $0.00008 at December 31, 2005                     12,000  $   12,000
                                                          -------

     Note payable to AJW Offshore, Ltd.
      (Convertible Debenture) due on
      May 12, 2004 at an annual interest
      rate of 12%                                         $     0

     Accrued interest of $12,000 and principal
      on Convertible Debenture convertible
      into approximately 150,000,000
      shares of common stock at the price
      of $0.00008 at December 31, 2005                     12,000  $   12,000
                                                          -------

     Note payable to AJW Qualified Partners,
      LLC (Convertible Debenture) due on
      May 12, 2004 at an annual interest
      rate of 12%                                         $     0

     Accrued interest of $12,000 and principal
      on Convertible Debenture convertible
      into approximately 150,000,000
      shares of common stock at the price
      of $0.00008 at December 31, 2005                     12,000  $   12,000
                                                         --------

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005

NOTE 6.    NOTES PAYABLE (continued)

     Convertible Debenture #7

     Note payable to AJW Partners, LLC
      (Convertible Debenture) due on
      November 25, 2004 at an annual interest
      rate of 12%                                         $ 8,353

     Accrued interest of $8,105 and principal
      on Convertible Debenture convertible
      into approximately 205,725,000
      shares of common stock at the price
      of $0.00008 at December 31, 2005                      8,105  $   16,458
                                                         --------
     Note payable to AJW Offshore, Ltd.
      (Convertible Debenture) due on
      November 25, 2004 at an annual interest
      rate of 12%                                         $ 8,354

      Accrued interest of $8,104 and principal
      on Convertible Debenture convertible
      into approximately 205,725,000
      shares of common stock at the price
      of $0.00008 at December 31, 2005                      8,104  $   16,458
                                                         --------
     Note payable to AJW Qualified Partners,
      LLC (Convertible Debenture) due on
      November 25, 2004 at an annual interest
      rate of 12%                                         $ 8,353

     Accrued interest of $8,105 and principal
      on Convertible Debenture convertible
      into approximately 205,725,000
      shares of common stock at the price
      of $0.00008 at December 31, 2005                      8,105  $   16,458
                                                         --------

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005

NOTE 6.    NOTES PAYABLE (continued)

     Convertible Debenture #8

     Note payable to AJW Partners, LLC
      (Convertible Debenture) due on
      December 3, 2004 at an annual interest
      rate of 12%                                         $16,667

     Accrued interest of $4,164 and principal
      on Convertible Debenture convertible
      into approximately 260,387,500
      shares of common stock at the price
      of $0.00008 at December 31, 2005                      4,164  $   20,831
                                                         --------

     Note payable to AJW Offshore, Ltd.
      (Convertible Debenture) due on
      December 3, 2004 at an annual interest
      rate of 12%                                         $16,667

     Accrued interest of $4,164 and principal
      on Convertible Debenture convertible
      into approximately 260,387,500
      shares of common stock at the price
      of $0.00008 at December 31, 2005                      4,164 $   20,831
                                                         --------

     Note payable to AJW Qualified Partners,
      LLC (Convertible Debenture) due on
      December 3, 2004 at an annual interest
      rate of 12%                                         $16,666

     Accrued interest of $4,165 and principal
      on Convertible Debenture convertible
      into approximately 260,387,500
      shares of common stock at the price
      of $0.00008 at December 31, 2005                      4,165  $   20,831
                                                         --------

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005

NOTE 6.    NOTES PAYABLE (continued)

     Convertible Debenture #9

     Note payable to AJW Partners, LLC
      (Convertible Debenture) due on
      December 31, 2004 at an annual interest
      rate of 12%                                         $16,667

     Accrued interest of $4,011 and principal
      on Convertible Debenture convertible
      into approximately 258,475,000
      shares of common stock at the price
      of $0.00008 at December 31, 2005                     4,011  $   20,678
                                                        --------

     Note payable to AJW Offshore, Ltd.
      (Convertible Debenture) due on
      December 31, 2004 at an annual interest
      rate of 12%                                         $16,667

     Accrued interest of $4,011 and principal
      on Convertible Debenture convertible
      into approximately 258,475,000
      shares of common stock at the price
      of $0.00008 at December 31, 2005                      4,011  $   20,678
                                                         --------

     Note payable to AJW Qualified Partners,
      LLC (Convertible Debenture) due on
      December 31, 2004 at an annual interest
      rate of 12%                                         $16,666

     Accrued interest of $4,011 and principal
      on Convertible Debenture convertible
      into approximately 258,462,500
      shares of common stock at the price
      of $0.00008 at December 31, 2005                      4,011  $  20,677
                                                         --------

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005

NOTE 6.    NOTES PAYABLE (continued)

     Convertible Debenture #10

     Note payable to AJW Partners, LLC
      (Convertible Debenture) due on
      February 18, 2005 at an annual interest
      rate of 12%                                         $16,666

     Accrued interest of $3,743 and principal
      on Convertible Debenture convertible
      into approximately 255,112,500
      shares of common stock at the price
      of $0.00008 at December 31, 2005                      3,743  $  20,409
                                                         --------

     Note payable to AJW Offshore, Ltd.
      (Convertible Debenture) due on
      February 18, 2005 at an annual interest
      rate of 12%                                         $16,667

     Accrued interest of $3,742 and principal
      on Convertible Debenture convertible
      into approximately 255,112,500
      shares of common stock at the price
      of $0.00008 at December 31, 2005                      3,742 $   20,409
                                                         --------

     Note payable to AJW Qualified Partners,
      LLC (Convertible Debenture) due on
      February 18, 2005 at an annual interest
      rate of 12%                                         $16,667

     Accrued interest of $3,742 and principal
      on Convertible Debenture convertible
      into approximately 255,112,500
      shares of common stock at the price
      of $0.00008 at December 31, 2005                      3,742  $  20,409
                                                         --------

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005

NOTE 6.    NOTES PAYABLE (continued)

     Convertible Debenture #11

     Note payable to AJW Partners, LLC
      (Convertible Debenture) due on
      March 4, 2005 at an annual interest
      rate of 12%                                         $79,734

     Accrued interest of $18,057 and principal
      on Convertible Debenture convertible
      into approximately 1,222,387,500
      shares of common stock at the price
      of $0.00008 at December 31, 2005                     18,057  $  97,791
                                                         --------

     Note payable to AJW Offshore, Ltd.
      (Convertible Debenture) due on
      March 4, 2005 at an annual interest
      rate of 12%                                         $79,733

     Accrued interest of $18,058 and principal
      on Convertible Debenture convertible
      into approximately 1,222,387,500
      shares of common stock at the price
      of $0.00008 at December 31, 2005                     18,058  $  97,791
                                                         --------

     Note payable to AJW Qualified Partners,
      LLC (Convertible Debenture) due on
      March 4, 2005 at an annual interest
      rate of 12%                                         $79,733

     Accrued interest of $18,058 and principal
      on Convertible Debenture convertible
      into approximately 1,222,387,500
      shares of common stock at the price
      of $0.00008 at December 31, 2005                     18,058  $  97,791
                                                         --------

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005

NOTE 6.    NOTES PAYABLE (continued)

     Convertible Debenture #12

     Note payable to AJW Partners, LLC
      (Convertible Debenture) due on
      March 17, 2007 at an annual interest
      rate of 8%  with one year
      interest prepaid                                   $ 25,285

     Accrued interest of $1,607 and principal
      on Convertible Debenture convertible
      into approximately 336,150,000
      shares of common stock at the price
      of $0.00008 at December 31, 2005                      1,607  $  26,892
                                                         --------

     Note payable to AJW Offshore, Ltd.
      (Convertible Debenture) due on
      March 17, 2007 at an annual interest
      rate of 8% with one year
      interest prepaid                                   $ 71,115

     Accrued interest of $4,520 and principal
      on Convertible Debenture convertible
      into approximately 945,437,500
      shares of common stock at the price
      of $0.00008 at December 31, 2005                      4,520  $  75,635
                                                         --------
     Note payable to AJW Qualified Partners,
      LLC (Convertible Debenture) due on
      March 17, 2007 at an annual interest
      rate of 8% with one year
      interest prepaid                                   $ 58,472

     Accrued interest of $3,717 and principal
      on Convertible Debenture convertible
      into approximately 777,362,500
      shares of common stock at the price
      of $0.00008 at December 31, 2005                      3,717  $  62,189
                                                         --------

     Note payable to New Millennium Capital
      Partners II, LLC (Convertible Debenture)
      due on March 17, 2007 at an annual
      interest rate of 8% with one year
      interest prepaid                                     $3,161

     Accrued interest of $201 and principal
      on Convertible Debenture convertible
      into approximately 42,025,000
      shares of common stock at the price
      of $0.00008 at December 31, 2005                        201  $   3,362
                                                         --------

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005

NOTE 6.    NOTES PAYABLE (continued)

     Convertible Debenture #13

     Note payable to AJW Partners, LLC
      (Convertible Debenture) due on
      March 17, 2007 at an annual interest
      rate of 8%  with one year
      interest prepaid                                   $ 17,397

     Accrued interest of $976 and principal
      on Convertible Debenture convertible
      into approximately 229,662,500
      shares of common stock at the price
      of $0.00008 at December 31, 2005                        976  $  18,373
                                                         --------

     Note payable to AJW Offshore, Ltd.
      (Convertible Debenture) due on
      March 17, 2007 at an annual interest
      rate of 8% with one year
      interest prepaid                                   $ 48,930

     Accrued interest of $2,746 and principal
      on Convertible Debenture convertible
      into approximately 645,950,000
      shares of common stock at the price
      of $0.00008 at December 31, 2005                      2,746  $  51,676
                                                         --------

     Note payable to AJW Qualified Partners,
      LLC (Convertible Debenture) due on
      March 17, 2007 at an annual interest
      rate of 8% with one year
      interest prepaid                                  $ 40,231

     Accrued interest of $2,257 and principal
      on Convertible Debenture convertible
      into approximately 531,100,000
      shares of common stock at the price
      of $0.00008 at December 31, 2005                      2,257  $  42,488
                                                         --------

     Note payable to New Millennium Capital
      Partners II, LLC (Convertible Debenture)
      due on March 17, 2007 at an annual
      interest rate of 8% with one year
      interest prepaid                                   $  2,175

     Accrued interest of $122 and principal
      on Convertible Debenture convertible
      into approximately 28,712,500
      shares of common stock at the price
      of $0.00008 at December 31, 2005                        122  $   2,297
                                                         --------

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005

NOTE 6.    NOTES PAYABLE (continued)

     Convertible Debenture #14

     Note payable to AJW Partners, LLC
      (Convertible Debenture) due on
      March 17, 2007 at an annual interest
      rate of 8%  with one year
      interest prepaid                                   $ 42,276

     Accrued interest of $2,066 and principal
      on Convertible Debenture convertible
      into approximately 554,275,000
      shares of common stock at the price
      of $0.00008 at December 31, 2005                      2,066  $  44,342
                                                         --------

     Note payable to AJW Offshore, Ltd.
      (Convertible Debenture) due on
      March 17, 2007 at an annual interest
      rate of 8% with one year
      interest prepaid                                   $118,902

     Accrued interest of $5,811 and principal
      on Convertible Debenture convertible
      into approximately 1,558,912,500
      shares of common stock at the price
      of $0.00008 at December 31, 2005                      5,811  $ 124,713
                                                         --------
     Note payable to AJW Qualified Partners,
      LLC (Convertible Debenture) due on
      March 17, 2007 at an annual interest
      rate of 8% with one year
      interest prepaid                                   $ 97,764

     Accrued interest of $4,778 and principal
      on Convertible Debenture convertible
      into approximately 1,281,775,000
      shares of common stock at the price
      of $0.00008 at December 31, 2005                      4,778  $ 102,542
                                                         --------

     Note payable to New Millennium Capital
      Partners II, LLC (Convertible Debenture)
      due on March 17, 2007 at an annual
      interest rate of 8% with one year
      interest prepaid                                   $  5,285

     Accrued interest of $258 and principal
      on Convertible Debenture convertible
      into approximately 69,287,500
      shares of common stock at the price
      of $0.00008 at December 31, 2005                        258  $   5,543
                                                         --------

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005

NOTE 6.    NOTES PAYABLE (continued)

     Convertible Debenture #16

     Note payable to AJW Partners,
      LLC (Convertible Debenture) due on
      March 17, 2007 at an annual interest
      rate of 8% with one year
      interest prepaid                                   $ 94,331

     Accrued interest of $1,923 and principal
      on Convertible Debenture convertible
      into approximately 1,203,175,000
      shares of common stock at the price
      of $0.00008 at December 31, 2005                      1,923  $  96,254
                                                         --------

     Note payable to AJW Offshore, LTD
      Partners II, LLC (Convertible Debenture)
      due on March 17, 2007 at an annual
      interest rate of 8% with one year
      interest prepaid                                  $265,306

     Accrued interest of $5,408 and principal
      on Convertible Debenture convertible
      into approximately 3,383,925,000
      shares of common stock at the price
      of $0.00008 at December 31, 2005                      5,408  $ 270,714
                                                         --------
     Note payable to AJW Qualified Partners,
      LLC (Convertible Debenture) due on
      March 17, 2007 at an annual interest
      rate of 8% with one year
      interest prepaid                                   $218,141

     Accrued interest of $4,447 and principal
      on Convertible Debenture convertible
      into approximately 2,782,350,000
      shares of common stock at the price
      of $0.00008 at December 31, 2005                      4,447  $ 222,588
                                                         --------

     Note payable to New Millennium Capital
      Partners II, LLC (Convertible Debenture)
      due on March 17, 2007 at an annual
      interest rate of 8% with one year
      interest prepaid                                   $ 11,791

     Accrued interest of $240 and principal
      on Convertible Debenture convertible
      into approximately 150,387,500
      shares of common stock at the price
      of $0.00008 at December 31, 2005                        240  $  12,031
                                                         --------

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005

NOTE 6.    NOTES PAYABLE (continued)

Subtotal of all Convertible Debentures                            1,889,120

    Less reclassified accrued interest                         $   (249,413)
    Less prepaid interest offset                                   (104,885)
                                                               ------------
    Subtotal principal value                                      1,534,822
    Derivative conversion option - 150 percent of principal       2,302,232
    Less unamortized note discount                               (1,049,321)
                                                                -----------
Net carrying value of
  Convertible Debentures                                       $  2,787,733


      Convertible note payable to Laurus Master Fund, Ltd.,
      unsecured, with interest payable at an annual rate
      of 8%, conversion premium of 25% based on current
      market price of the Company's common stock (as defined),
      initially due October 12, 2001 and extended to
      December 1, 2001.  Currently in default.                        8,210
                                                                -----------
     Total notes payable                                        $ 2,795,943

        Current portion                                         $   816,210
                                                                -----------
        Long-term portion                                       $ 1,979,733
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

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005

NOTE 6.    NOTES PAYABLE (continued)

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

The Company was unable to pay-off the note at maturity. However, after receiving bridge financing from another investment group in February 2002, the Company subsequently repaid $150,000 of the obligation, as the note holder elected to not convert the debt to shares. Consequently, the note holder sold 1,479,264 of the 4,773,208 shares of the Company's common stock that had been pledged by officers of the Company as collateral, resulting in net proceeds of $49,148. Adding accrued interest of $17,168 at an annual rate of 8%, brought the loan balance at September 30, 2002 to $129,214. During the year ended September 30, 2003, the note holder sold the remaining 3,293,944 pledged shares for net proceeds of $67,144. The note holder elected to convert essentially all the remaining debt for common stock of the Company, receiving 26,000,000 newly issued Company shares valued at $58,400, and bringing the tentative liability down to $3,670. Accrued interest amounted to $3,183, resulting in a total liability to the note holder at September 30, 2003 of $6,851. For the years ended September 30, 2005 and 2004, accrued interest amounted to $617 and $580, respectively, resulting in a balance of $8,048 at September 30, 2005. During the three months ended December 31, 2005, an additional $162 of interest was accrued bringing the balance at December 31, 2005 to $8,120. In connection with the pay-down of the debt, the $155,027 beneficial conversion option noted above was reduced to zero through transference to common stock.

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

As of December 31, 2005, five-year maturities of the notes payable are as follows:

                                                 Derivative   Unamortized  Subsequent
                                                 Conversion       Note     Conversion    Total
                                    Principal      Option       Discount    to Equity     Due

Year ended December 31, 2006       $   422,470  $   621,390  $         0  $(227,650) $   816,210

Year ended December 31, 2007         1,120,562    1,680,842   (1,049,321)         0    1,752,083

Subsequent conversions to equity             0            0            0    227,650      227,650
                                    ----------   ----------   ----------   --------   ----------

Total notes payable                $ 1,543,032  $ 2,302,232  $(1,049,321) $       0  $ 2,795,943
                                    ==========   ==========   ==========   ========   ==========

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005

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

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005

NOTE 7. SECURED CONVERTIBLE DEBENTURES (continued)

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

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005

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

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005

NOTE 7. SECURED CONVERTIBLE DEBENTURES (continued)

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

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005

NOTE 7. SECURED CONVERTIBLE DEBENTURES (continued)

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

During the three months ended December 31, 2005, the Company issued 832,454,734 shares common stock in connection with the conversion of $80,891 of principal and $788 of accrued interest on the Company's convertible debentures, resulting in a convertible debt principal balance at December 31, 2005 of $1,534,821
(net of an aggregate of $3,115,179 in debt conversions through that date). A corresponding pro-rata reduction of $121,336 was made during the three months ended December 31, 2005(an aggregate of $4,529,370 since the inception of the loans), bringing the derivative conversion option balance at December 31, 2005 to $2,302,232.

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005

NOTE 7. SECURED CONVERTIBLE DEBENTURES (continued)

The aggregate note discount of $4,650,000 is being amortized over the one-year and two-year lives of the respective debt instruments. Of this amount, $279,115 was amortized during the fiscal year ended September 30, 2002, $653,720 was amortized during the year ended September 30, 2003, $673,705 was amortized during the year ended September 30, 2004, $693,992 was amortized during the year ended September 30, 2005 and $176,438 was amortized during the three months ended December 31, 2005, while $69,233 in convertible bond discount was transferred to equity upon conversion of $93,130 in debt principal during the fiscal year ended September 30, 2002, $52,340 in convertible bond discount was transferred to equity upon conversion of $193,665 of debt principal during the fiscal year ended September 30, 2003, $28,571 in convertible bond discount was transferred to equity upon conversion of $218,115 of debt principal during the year ended September 30, 2004 and $973,565 in convertible bond discount was transferred to equity upon conversion of $2,529,378 of debt principal during the year ended September 30, 2005, resulting in an unamortized convertible debt discount balance of $1,049,321 at December 31, 2005.

As of December 31, 2005, the Company was indebted for an aggregate of $1,784,235 including $1,534,822 of principal and $354,298 of accrued interest, net of prepaid interest of $104,885, on these convertible debentures. To the extent debentures issued by the Company are converted into shares of common stock, the Company will not be obligated to repay the amounts converted.

NOTE 8.  SHAREHOLDERS' EQUITY (DEFICIT)

The Company's authorized capital stock consists of 15,000,000,000 shares of common stock, no par value per share and 50,000,000 shares of preferred stock, $1.00 par value per share. On August 10, 2005, the Board of Directors and stockholders approved an increase in the amount of common shares from 7,500,000,000 to 15,000,000,000. Of the 50,000,000 authorized shares of preferred stock, 1,000,000 shares have been designated as Class A Preferred Stock and 1,000,000 shares have been designated as Class B Preferred Stock, and the remaining 48,000,000 shares are undesignated. As of December 31, 2005, there were 8,221,319,732 shares of the Company's common stock outstanding held by approximately 800 holders of record and 215,865 shares of the Company's Class A Preferred Stock outstanding held by one holder of record and no shares of Class B Preferred Stock outstanding.

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

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS December 31, 2005

NOTE 8  SHAREHOLDERS' EQUITY (DEFICIT)(continued)

During October 2004 through September 2005, the Company issued 5,610,392,876 shares of common stock in connection with the conversion of $2,529,378 of principal of the 8% convertible debenture, 3,794,067 of derivative conversion option and $104,410 of accrued interest, net of $973,565 in convertible debt discount, for total conversion of $5,454,290 of the Company's convertible debentures.

During October 2005 through December 2005, the Company issued 832,454,734 shares of common stock in connection with the conversion of $80,891 of principal, $121,336 of derivative conversion option and $788 of accrued interest, for total conversion of $203,015 of the Company's convertible debentures.

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005

NOTE 9.        STOCK OPTIONS AND WARRANTS

During the fiscal year ended September 30, 1999, the Company issued to a note holder options to purchase 500,000 shares of the Company's Class B preferred stock at an exercise price of $5.00 per share. As consideration, the Company reduced its debt to the note holder by $50,000 and received an extension of time to pay-off its promissory note. The Company also issued to its CEO options to purchase another 500,000 shares of the Company's Class B preferred stock at an exercise price of $5.00 per share in exchange for a reduction in debt of $50,000. Total consideration received on the above issued options, as evidenced by debt reduction, was $100,000. These options could have been exercised through November 1, 2002 and could have been converted into common stock at the rate of 10 common shares for each Class B preferred share. In September 2001, the exercise price on the Class B preferred stock options was adjusted to $2.50 per share and the exercise period was extended to November 1, 2005. In June 2002, the exercise price on the Class B preferred stock options was adjusted to $0.50 per share. In January 2004, the exercise price on the Class B preferred stock options was adjusted to $0.05 per share and the exercise period extended to November 1, 2009.

The Company's CEO currently owns 215,865 shares of the Company's Class A preferred stock, of which 15,845 shares were purchased during the year ended September 30, 2004, and has options to purchase another 234,155 shares for $1.00 per share through November 1, 2009.

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

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005

NOTE 9.       STOCK OPTIONS AND WARRANTS (continued)

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

In November 2002 through May 2003, 2,500,000 seven-year common stock warrants were issued to an accredited investor group in connection with a $500,000 12% convertible debenture financing arrangement (see Note 7 above). The allocated cost of these warrants amounted to $9,816, resulting in a recorded balance of stock options and warrants exercisable at September 30, 2003 of $1,453,511 (including $100,000 attributable to 1,000,000 Class B preferred stock options noted above).

As of September 30, 2003, the Company had an additional 4,852,205 common stock options that had been granted to consultants and investors at exercise prices ranging from $0.50 to $2.00 per share, expiring from November 1, 2003 through January 16, 2005. Because these strike prices were substantially above the market price of the Company's common stock, no value was attributed to these options at the time of grant. During the year ended September 30, 2004, 4,352,205 of these non-valued options expired, leaving a balance at September 30, 2004 of 500,000 options, exercisable at $1.00 per share and expiring January 16, 2005. The Company also granted a contingent issuance to its Chief Technical Officer of 2,000,000 common stock options exercisable at $0.50 per share and expiring December 31, 2004, which would not have vested until certain milestones have been attained. These respective common stock options and contingent issuances have been excluded from the summarized table below.

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005

NOTE 9.        STOCK OPTIONS AND WARRANTS (continued)

In November 2003 through December 2003, 1,000,000 seven-year common stock warrants were issued to an accredited investor group in connection with a $200,000 12% convertible debenture financing arrangement (see Note 7 above). The allocated cost of these warrants amounted to $945.

In February 2004 and March 2004, 1,500,000 seven-year common stock warrants were issued to an accredited investor group in connection with a $300,000 12% convertible debenture financing arrangement (see Note 7 above). The allocated cost of these warrants amounted to $1,417.

In April 2004, 750,000 seven-year common stock warrants were issued to an accredited investor group in connection with a $250,000 12% convertible debenture financing arrangement (see Note 7 above). The allocated cost of these warrants amounted to $1,181.

In June 2004, 1,875,000 seven-year common stock warrants were issued to an accredited investor group in connection with a $625,000 12% convertible debenture financing arrangement (see Note 7 above). The allocated cost of these warrants amounted to $2,952.

In September 2004, 1,875,000 seven-year common stock warrants were issued to an accredited investor group in connection with a $625,000 12% convertible debenture financing arrangement (see Note 7 above). The allocated cost of these warrants amounted to $2,952, resulting in a recorded balance of stock options and warrants exercisable at September 30, 2004 of $1,462,958 (including $100,000 attributable to 1,000,000 Class B preferred stock options noted above).

In March 2005 through September 2005, 2,800,000 five-year common stock warrants were issued to an accredited investor group in connection with a $1,400,000 8% convertible debenture financing arrangement (see Note 7 above). The allocated cost of these warrants amounted to $3,756, resulting in a recorded balance of stock options and warrants exercisable at September 30, 2005 of $1,466,714 (including $100,000 attributable to 1,000,000 Class B preferred stock options noted above).

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

During the three months ended December 31, 2005, the 500,000 common stock options issued to the Acting Secretary/Treasurer and 1,443,654 common stock options issued to the CEO expired.

No common stock options or warrants were granted to employees (including officers) and directors of the Company during the three months ended December 31, 2005, and the years ended September 30, 2005 and 2004.

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005

NOTE 9.        STOCK OPTIONS AND WARRANTS (continued)

The common stock option activity during the fiscal year ended September 30, 2005 and the three months ended December 31, 2005 is summarized as follows:

                                         Common Stock   Weighted
                                            Options      Average
                                              and       Exercise
                                            Warrants      Price
                                          ----------    --------
Balance outstanding, October 1, 2004      17,743,654       $.068

  Granted                                  2,800,000        .004

  Expired                                   (563,500)       .038
                                          ----------       -----
Balance outstanding, September 30, 2005   14,243,654        .056

  Granted                                          0        .000

  Expired                                 (1,943,654)       .380
                                          ----------       -----
Balance outstanding, December 31, 2005    12,300,000        .004
                                          ==========       =====


The following table summarizes information about common stock options at December 31, 2005:

                                 Outstanding             Exercisable
                            Weighted    Weighted               Weighted
   Range of       Common    Average      Average      Common    Average
   Exercise        Stock      Life      Exercise       Stock   Exercise
    Prices       Options    (Months)      Price       Options    Price
---------------  ---------  -------     --------    ----------  -------
$ .002 - $ .002  2,500,000       49     $   .005     2,500,000  $  .005
$ .002 - $ .002    500,000       59     $   .005       500,000  $  .005
$ .002 - $ .002    250,000       59     $   .005       250,000  $  .005
$ .002 - $ .005    250,000       59     $   .005       250,000  $  .005
$ .002 - $ .005    250,000       60     $   .005       250,000  $  .005
$ .002 - $ .005  1,250,000       62     $   .005     1,250,000  $  .005
$ .002 - $ .005    750,000       64     $   .002       750,000  $  .002
$ .002 - $ .005  1,875,000       66     $   .002     1,875,000  $  .002
$ .002 - $ .005  1,875,000       68     $   .002     1,875,000  $  .002
$ .004 - $ .004    316,066       51     $   .004       316,066  $  .004
$ .004 - $ .004    217,466       51     $   .004       217,466  $  .004
$ .004 - $ .004  1,087,330       51     $   .004     1,087,330  $  .004
$ .004 - $ .004  1,179,138       51     $   .004     1,179,138  $  .004


$ .002 - $0.004 12,300,000       58     $   .004    12,300,000  $  .004
=============== ==========       ==     ========    ==========  =======

NOTE 10.      SUBSEQUENT EVENTS

Subsequent to December 31, 2005, the Company issued approximately 1,500,000,000 shares of common stock through February 3, 2006 in exchange for reduction of approximately $92,000 in principal and approximately $138,000 in derivative conversion option, totaling approximately $230,000 in convertible debt.

The Company will be accruing a prepaid expense of $80,000 as a staying bonus for its Chief Executive Officer as per his employment contract (see NOTE 5). The staying bonus will be amortized over the calendar year 2006.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

    This report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. We intend that those forward-looking statements be subject to the safe harbors created by those sections. These forward- looking statements generally include the plans and objectives of management for future operations, including plans and objectives relating to our future economic performance, and can generally be identified by the use of the words "believe," "intend," "plan," "expect," "forecast," "project," "may," "should," "could," "seek," "pro forma," "estimates," "continues," "anticipate" and similar words. The forward-looking statements and associated risks may include, relate to, or be qualified by other important factors, including, without limitation:

    o our ability to obtain FCC approval of our H-Net(TM) wireless meter reading products;
    o the projected growth in the automated meter reading markets;
    o our business strategy for establishing and expanding our presence in these markets;
    o our ability to successfully implement our business plans;
    o our ability to hire and retain qualified personnel;
    o anticipated trends in our financial condition and results of operations;
    o our ability to distinguish ourselves from our competitors; and
    o uncertainties relating to economic conditions in the markets in which we currently operate and in which we intend to operate in the future.

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

    We are continuing the development of our H-Net(TM) system. Our recent development efforts have focused on redesigning our H-Net(TM) circuitry from a three-board circuit to a two-board circuit. This redesign was completed in November 2005 and testing of our new H-Net(TM) circuitry has begun. We anticipate that production units with this new circuitry will be available by March 2006. We redesigned our H-Net(TM) circuitry to respond to redesigns of meter products by meter manufacturers. These redesigns by meter manufacturers were directed at reducing costs and resulted in reduced available space for integration of circuitry from third-party technology providers such as ConectiSys.

    In August 2004, we submitted to the FCC our H-Net(TM) 5.0 product for approval for commercialization and sale and received FCC certification for this product in December 2004. In December 2004, we submitted to the FCC our H-Net(TM) BaseStation for approval for commercialization and sale and received FCC certification for this product in March 2005. Concurrently with the development of our H-Net(TM) BaseStation, which is a single-channel design, we have been developing an eight-channel H-Net(TM) BaseStation. Our eight-channel H- Net(TM) BaseStation is designed to communicate with up to 7,500 H-Net(TM) 5.0 product installations per network due to its multiple channel design and to deliver real-time energy consumption data at low-cost. In July 2005, we submitted to the FCC our eight-channel H-Net(TM) BaseStation product for approval for commercialization and sale and received FCC certification for this product in January 2006.

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

  Going Concern Assumption

    We have based our financial statements on the assumption of our operations continuing as a going concern. As a result, we continue to depreciate fixed assets and show certain debts as long-term. As of December 31, 2005, we had a deficiency in working capital of approximately $2.8 million and had incurred continual net losses since our return to the development stage in fiscal 1994 of approximately $32.0 million, which raise substantial doubt about our ability to continue as a going concern. Our plans for correcting these deficiencies include the future sales and licensing of our products and technologies, and the raising of capital through the issuance of common stock and from continued officer advances, which are expected to help provide us with the liquidity necessary to meet operating expenses. An investor group has advanced us an aggregate amount of approximately $4.7 million. Over the longer-term, we plan to achieve profitability through our operations from the sale and licensing of our H-Net (TM) automatic meter-reading system. Our consolidated financial statements do not include any adjustments relating to the recoverability and classification of the recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue our existence.

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

Results of Operations

    Comparison of Results of Operations for the Three Months Ended December 31, 2005 and 2004

    We did not generate any revenues for the three months ended December 31, 2005 and 2004. Cost of goods sold for the three months ended December 31, 2005 was $74,846 as compared to $61,962 for the three months ended December 31, 2004, representing an increase of $12,884,or 21%. This increase in cost of sales primarily was due to an increase in production of models and prototypes of our H-Net(TM) products that are used for sales and marketing purposes.

    General and administrative expenses decreased by $42,753,or 12.0% to $314,286 for the three months ended December 31, 2005 as compared to $357,039 for the same period in 2004. This decrease was primarily due to decreased expenses associated with legal and consulting services.

    Interest expense decreased by $171,370,or 44.5%, to $213,895 during the three months ended December 31, 2005 as compared to $385,265 for the same period in 2004. The decrease in interest expense was primarily attributable to decreased amortization of convertible debt discount and prepaid interest in the aggregate amount of approximately $156,391.

    Net loss for the three months ended December 31, 2005 decreased by $201,239, or 25.0%, to $603,027 as compared to a net loss of $804,266 for the same period in 2004. The decrease in net loss primarily resulted from the decrease in general and administrative expenses and the decrease in interest expense, as discussed above.

Liquidity and Capital Resources

    During the three months ended December 31, 2005, we financed our operations solely from cash on hand and through private placements of securities. We are actively pursuing sales of our H-Net(TM) systems with meter manufacturers and other companies in the energy industry. However, we have not yet sold any H-Net(TM) systems. We have no history of revenues and have incurred significant losses since the beginning of the development of our H-Net(TM) system. We have significant accumulated and working capital deficits. As a result of our financial condition, our independent auditors have issued a report questioning our ability to continue as a going concern. Our consolidated financial statements as of and for the years ended September 30, 2005 and 2004 have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

    As of December 31, 2005, we had a working capital deficit of approximately $2.8 million and an accumulated deficit of approximately $33.3 million. As of that date, we had approximately $103,000 in cash and cash equivalents. We had accounts payable and accrued compensation expenses of approximately $1.9 million. We had other current liabilities, including amounts due to officers, accrued interest, notes payable and current portion of long term debt of approximately $1.1 million, including those issued prior to the beginning of fiscal year 2005. To the extent convertible debentures or promissory notes that we have issued are converted into shares of common stock, we will not be obligated to repay the converted amounts.

    Cash used in our operating activities totaled approximately $415,000 for the three months ended December 31, 2005 as compared to approximately $350,000 for the three months ended December 31, 2004. No cash was used in or provided by our investing activities in the three months ended December 31, 2005 or 2004.

    No cash was provided by our financing activities for the three months ended December 31, 2005 as compared to cash used in our financing activities of approximately $7,000 for the three months ended December 31, 2004.

    As of the following dates, we were in default in the repayment of principal and interest in the corresponding amounts set forth below on our secured convertible debentures due as of those dates:

                              Principal             Current
                              Amount($)            Principal
        Default Date       at Default Date         Amount($)
       -----------------   ---------------        -----------
       December 31, 2004         50,000               34,000
       February 18, 2005         50,000               50,000
       March 4, 2005            250,000              239,200
                           -------------          -----------
                  Total:      $ 350,000           $  323,200
                           =============          ===========

    As of February 6, 2006, each of these defaults, other than with respect to payment of principal amounts which have been paid subsequent to the corresponding default date, was continuing and we were in payment default under convertible debentures in the aggregate principal amount of approximately $323,200 plus related interest on those debentures. As of that date, we also were in default under our obligations to register for resale shares of our common stock underlying certain of our outstanding convertible debentures and notes. In addition, as of that date, we also were in default under our obligations to make quarterly interest payments under all of our outstanding convertible debentures and notes issued prior to our convertible notes issued in March 2005. As of that date, we owed accrued and unpaid interest on our convertible debentures and notes in an aggregate amount of approximately $261,000 net of approximately $105,000 of prepaid interest. As of February 6,

2006, as a result of the above defaults, the holders of our secured convertible debentures and notes were entitled to pursue their rights to foreclose upon their security interest in all of our assets. However, as of that date, other than the receipt of a notice of default, we were not aware of any action taken by the holders of our secured convertible debentures and notes to pursue such rights, and as of that date we also were not aware of any other legal or similar action taken by those holders to enforce their rights or as a result of our defaults under those secured convertible debentures and notes.

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

    As of February 6, 2006, we had issued the following secured convertible debentures and notes, which provide for interest at the rate of 12% per annum, except for the notes issued in March 2005, which provide for interest at the rate of 8% per annum, and warrants to purchase common stock to various accredited inventors in connection with debenture and note offering transactions:

                        Original      Net           Remaining     Accrued and       Warrants
                        Principal  Proceeds to       Principal       Unpaid        Issued in
Issuance Date          Amount ($) ConectiSys ($)(1)  Amount ($)     Interest ($)(2) Offering(#)
---------------        ---------- ----------------- ----------    ---------------- -----------
March 29, 2002...      $ 300,000   $    225,000     $      -      $    27,300             -
May 10, 2002.....        150,000        125,000            -           36,000             -
June 17, 2002....        300,000        238,000            -           72,000             -
November 27, 2002        200,000        144,000            -              -         1,000,000
March 3, 2003....        150,000        100,000            -           27,700         750,000
May 12, 2003.....        150,000        100,000            -           36,000         750,000
November 25, 2003        100,000         76,000            -           24,000         500,000
December 3, 2003          50,000         31,000            -           12,000         250,000
December 31, 2003         50,000         44,000         34,000         12,400         250,000
February 18, 2004         50,000         35,000         50,000         11,800         250,000
March 4, 2004....        250,000        203,000        239,200         56,800       1,250,000
April 19, 2004...        250,000        165,000            -              -           750,000
June 30, 2004....        625,000        452,000            -              -         1,875,000
September 9, 2004        625,000        482,000            -              -         1,875,000
March 17, 2005         1,400,000      1,148,000       1,120,561        46,400       2,800,000
                       -----------    -----------   ------------     ----------    ----------
              Total:  $4,650,000     $3,568,000      $1,443,761      $365,400      12,300,000
                      ============   ============   ============     ==========    ==========

    __________________
    (1) Amounts are approximate and represent net proceeds after deducting expenses incurred in connection with the offering as well as expenses for legal fees incurred in connection with preparation of reports and statements filed with the Securities and Exchange Commission.

    (2) Amounts are approximate and represent accrued and unpaid interest outstanding as of February 6, 2006. The total amount of accrued and unpaid interest does not account for approximately $105,000 of outstanding pre- paid interest.

    Each of the above outstanding secured convertible debentures or notes, except for the convertible notes issued in March 2005, are due one year following their respective issuance dates. The convertible notes issued in March 2005 are due two years following their issuance dates. The conversion price of our secured convertible debentures is the lower of 40% of the average of the three lowest intra-day trading prices of a share of our common stock on the OTC Bulletin Board during the twenty trading days immediately preceding the conversion date, and either (a) $.06 for the March, May and June 2002 convertible debentures, (b) $.01 for the November 2002, March and May 2003 convertible debentures, or (c) $.005 for the November and December 2003 and the February, March, April, June and September 2004 convertible debentures and the March 2005 convertible notes. As of February 6, 2006, the applicable conversion price was approximately $.00004 per share.

    Our continued operations are dependent on securing additional sources of liquidity through debt and/or equity financing.

    As indicated above, our consolidated financial statements as of and for the years ended September 30, 2005 and 2004 have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As discussed in this report and in Note 2 to our condensed consolidated financial statements included in this report, we have suffered recurring losses from operations and at December 31, 2005 had substantial net capital and working capital deficiencies. These factors, among others, raised substantial doubt about our ability to continue as a going concern and led our independent certified public accountants to modify their unqualified report to include an explanatory paragraph related to our ability to continue as a going concern. The consolidated financial statements included in this document do not include any adjustments that might result from the outcome of this uncertainty.

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

Effect of Inflation

    Inflation did not have any significant effect on the operations of the Company during the three months ended December 31, 2005. Further, inflation is not expected to have any significant effect on future operations of the Company.

Impact of New Accounting Pronouncements

    The Financial Accounting Standards Board, or FASB, has established new accounting pronouncements. We do not expect the adoption of these pronouncements to have a material impact on our financial position, results of operations or cash flows.

    In June 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections," which will require entities that voluntarily make a change in accounting principle to apply that change retroactively to prior periods' financial statements unless this would be impracticable. SFAS No. 154 supersedes Accounting Principles Board Opinion No. 20, "Accounting Changes" ("APB No. 20"), which previously required that most voluntary changes in accounting principle be recognized by including in the current period's net income the cumulative effect of changing to the new accounting principle. SFAS No. 154 also makes a distinction between "retrospective application" of an accounting principle and the "restatement" of financial statements to reflect the correction of an error. Another significant change in practice under SFAS No. 154 will be that if an entity changes its method of depreciation, amortization, or depletion for long-lived, non-financial assets, the change must be accounted for as a change in accounting estimate. Under APB No. 20, such a change would have been reported as a change in accounting principle. SFAS No. 154 applies to accounting changes and error corrections that are made in fiscal years beginning after December 15, 2005. The provisions of SFAS No. 154 are not expected to affect our consolidated financial statements.

     In March 2005, the FASB issued FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations"("FIN 47"), which is an interpretation of SFAS 143, "Accounting for Asset Retirement Obligations." FIN 47 clarifies terminology within SFAS 143 and requires an entry to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability's fair value can be reasonably estimated. FIN 47 is effective for fiscal years ending after December 15, 2005. We do not expect the adoption of this statement to have a material impact on our financial statements.

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

ITEM 3.  CONTROLS AND PROCEDURES.

    Our Chief Executive Officer and Acting Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have concluded, based on their evaluations as of December 31, 2005 (the "Evaluation Date"), that the design and operation of our "disclosure controls and procedures" (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended ("Exchange Act")) are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated, recorded, processed, summarized and reported to our management, including our Chief Executive Officer and Acting Chief Financial Officer, as appropriate to allow timely decisions regarding whether or not disclosure is required.

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

    None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

    In October 2005, we issued an aggregate of 74,381,500 shares of common stock to three accredited investors upon conversion of an aggregate of $5,950 in principal on our convertible debentures.

    In November 2005, we issued an aggregate of 365,240,000 shares of common stock to three accredited investors upon conversion of an aggregate of $43,829 in principal including related interest on our convertible debentures.

    In December 2005, we issued an aggregate of 392,833,233 shares of common stock to three accredited investors upon conversion of an aggregate of $31,427 in principal including related interest on our convertible debentures.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

    As of the following dates, we were in default in the repayment of principal and interest in the corresponding amounts set forth below on our secured convertible debentures due as of those dates:

                              Principal             Current
                              Amount($)            Principal
        Default Date       at Default Date         Amount($)
       -----------------   ---------------        -----------
       December 31, 2004         50,000               34,000
       February 18, 2005         50,000               50,000
       March 4, 2005            250,000              239,200
                           -------------          -----------
                  Total:      $ 350,000           $  323,200
                           =============          ===========

    As of February 6, 2006, each of these defaults, other than with respect to payment of principal amounts which have been paid subsequent to the corresponding default date, was continuing and we were in payment default under convertible debentures in the aggregate principal amount of approximately $323,200 plus related interest on those debentures. As of that date, we also were in default under our obligations to register for resale shares of our common stock underlying certain of our outstanding convertible debentures and notes. In addition, as of that date, we also were in default under our obligations to make quarterly interest payments under all of our outstanding convertible debentures and notes issued prior to our convertible notes issued in March 2005. As of that date, we owed accrued and unpaid interest on our convertible debentures and notes in an aggregate amount of approximately $261,000 net of approximately $105,000 of prepaid interest. As of February 6, 2006, as a result of the above defaults, the holders of our secured convertible debentures and notes were entitled to pursue their rights to foreclose upon their security interest in all of our assets. However, as of that date, other than the receipt of a notice of default, we were not aware of any action taken by the holders of our secured convertible debentures and notes to pursue such rights, and as of that date we also were not aware of any other legal or similar action taken by those holders to enforce their rights or as a result of our defaults under those secured convertible debentures and notes.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    During the three months ended December 31, 2005, no matters were submitted to a vote of the holders of our securities.

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


                                                CONECTISYS CORPORATION


      Date:  February 13, 2006                By:  /s/ ROBERT A. SPIGNO
                                                   -----------------------
                                                   Robert A. Spigno,
                                                   Chairman of the Board,
                                                   President and Chief
                                                   Executive Officer
                                                   (principal executive
                                                   officer)


      Date:  February 13, 2006                By:  /s/ PATRICIA A. SPIGNO
                                                   ------------------------
                                                   Patricia A. Spigno,
                                                   Acting Chief Financial
                                                   Officer and Secretary
                                                   (principal financial and
                                                   accounting officer)

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