Form 10QSB
period 2006-03-31
CONECTISYS CORP
filed 2006-05-15
CIK 790273

<pre>
================================================================================

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)
 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
              For the quarterly period ended MARCH 31, 2006 or

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

                          24307 Magic Mountain Parkway
                                    Suite 41
                            VALENCIA, CALIFORNIA 91355
                    (Address of principal executive offices)

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

    As of May 12, 2006, there were 13,675,274,599 shares of the issuer's common stock, no par value per share, outstanding.

    Transitional Small Business Disclosure Format (Check one): Yes |   | No |X|
______________________________________________________________________________

                          PART I - FINANCIAL INFORMATION
                                                                           Page
Item 1.  Financial Statements.

          Condensed Consolidated Balance Sheet as of March 31,
            2006 (unaudited)................................................F-1

Condensed Consolidated Statements of Operations for the Three and Six
     Months Ended March 31, 2006 (unaudited) and 2005 (unaudited)
     and the Cumulative Period From December 31, 1990 (Inception)
     Through March 31, 2006 (unaudited).....................................F-3

Condensed Consolidated Statements of Changes in Shareholders'
     Equity (Deficit) for the Cumulative Period From
     December 31, 1990 (Inception) Through March 31, 2006 (unaudited).......F-4

Condensed Consolidated Statements of Cash Flows for the Six
     Months Ended March 31, 2006 (unaudited) and 2005 (unaudited) and the Cumulative Period From December 31, 1990 (Inception) Through
     March 31, 2006 (unaudited)............................................F-15

Notes to Condensed Consolidated Financial Statements (unaudited)...........F-18

Item 2.  Management's Discussion and Analysis or Plan of Operation............2

Item 3.  Controls and Procedures..............................................9

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings...................................................10

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.........10

Item 3.  Defaults Upon Senior Securities.....................................10

Item 4.  Submission of Matters to a Vote of Security Holders.................11

Item 5.  Other Information...................................................11

Item 6.  Exhibits............................................................11

Signatures...................................................................12

Exhibits Filed with this Report on Form 10-QSB...............................13

ITEM 1. FINANCIAL STATEMENTS.

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) CONDENSED CONSOLIDATED BALANCE SHEET
March 31, 2006

                                                                  Mar. 31,
                                                                    2006
                                                             -----------------
                                                                 (Unaudited)

Assets
Current assets
  Cash and cash equivalents                                $           124,584
  Prepaid expenses                                                     129,822
                                                             -----------------
Total current assets                                                   254,406

Property and equipment, net of accumulated
  depreciation of $344,957                                              41,888

Other assets
  License and technology, net of accumulated
    amortization of $421,478                                                 0
  Loan fees, net of accumulated
    amortization of $498,947                                            40,608
                                                             -----------------
Total assets                                               $           336,902
                                                             =================

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) CONDENSED CONSOLIDATED BALANCE SHEET
March 31, 2006

                                                                  Mar. 31,
                                                                    2006
                                                             -----------------
                                                                 (Unaudited)

Liabilities and shareholders' equity (deficit)
Current liabilities
  Accounts payable                                         $           238,141
  Accrued compensation                                               1,816,592
  Due to officers                                                          421
  Accrued interest payable                                             278,160
  Other current liabilities                                             38,027
  Notes payable and current potion of
    long-term debt                                                   1,897,933
                                                             -----------------
Total current liabilities                                            4,269,274

Long-term debt, net of current portion                                 676,002
                                                             -----------------

Total liabilities                                                    4,945,276

Shareholders' equity (deficit)
Preferred stock - Class A, $1.00 par value;
  1,000,000 shares authorized, 215,865 shares
  issued and outstanding                                               215,865
Convertible preferred stock - Class B, $1.00
  par value; 1,000,000 shares authorized,
  -0- shares issued and outstanding                                          0
Common stock - 15,000,000,000 shares authorized,
  no par value; 13,414,854,778 shares issued
  and outstanding                                                   27,835,892
Additional paid-in capital:
  Convertible preferred stock - Class B $1.00 par
    value, 1,000,000 stock options exercisable                         100,000
  Common stock, no par value 18,220,000
    options and warrants exercisable                                 1,369,082

Accumulated deficit during development stage                       (34,129,213)
                                                             -----------------
Total shareholders' equity (deficit)                                (4,608,374)
                                                             -----------------
Total liabilities and shareholders' equity (deficit)       $           336,902
                                                             =================

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Six Months Ended March 31, 2006 and 2005 and the Cumulative
Period From December 31, 1990 (Inception) Through March 31, 2006

                                                                                                         Dec. 1, 1990
                                                                                                         (Inception)
                                                                                                           Period
                             3 Months Ended      3 Months Ended     6 Months Ended     6 Months Ended      Through
                                Mar. 31,           Mar. 31,            Mar. 31,           Mar. 31,        Mar. 31,
                                 2006                2005               2006               2005             2006
                            -----------------  -----------------   -----------------  -----------------  --------------
                               (Unaudited)        (Unaudited)         (Unaudited)        (Unaudited)      (Unaudited)

Revenues                   $               0    $             0    $               0   $              0  $     517,460

Cost of goods sold                    45,814             41,712              120,660            103,674      1,252,029
                            -----------------   -----------------   -----------------  ----------------- ---------------
Gross profit                         (45,814)            (41,712)          (120,660)          (103,674)        (734,569)
General and
 administrative expenses             410,825             742,898            725,111          1,099,937       22,403,259
Bad debt                                   0                   0                  0                  0        1,680,522
Write-off of intangible
  assets                                   0                   0                  0                  0        1,299,861
                            -----------------  -----------------   -----------------  -----------------  ---------------
Loss from operations                (456,639)           (784,610)          (845,771)        (1,203,611)     (26,118,211)

Other income (expenses)
Forgiveness of debt                        0                   0                  0                  0          504,462
  Settlement                               0                   0                  0                  0         (125,000)
  Other income                             0                   0                  0                  0           12,072
  Interest income                          0                   0                  0                  0          102,924
  Interest expense                  (402,999)           (364,949)          (616,894)          (730,214)      (7,490,218)
  Minority interest                        0                   0                  0                  0           62,500
                            -----------------  -----------------   -----------------  -----------------  ---------------
Net loss                    $       (859,638)  $      (1,149,559)  $     (1,462,665)  $     (1,933,825)  $  (33,051,471)
                            =================  =================   =================  =================  ===============
Weighted average shares
 outstanding                  10,685,497,653       2,336,849,668      9,140,171,090      1,799,502,955

Net loss per share - basic and diluted              (0.00)              (0.00)             (0.00)             (0.00)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
For the Cumulative Period from December 1, 1990 (Inception) Through March 31, 2006



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


CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
For the Cumulative Period from December 1, 1990 (Inception) Through March 31, 2006



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


CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
For the Cumulative Period from December 1, 1990 (Inception) Through March 31, 2006



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


CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
For the Cumulative Period from December 1, 1990 (Inception) Through March 31, 2006


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


CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
For the Cumulative Period from December 1, 1990 (Inception) Through March 31, 2006


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

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
For the Cumulative Period from December 1, 1990 (Inception) Through March 31, 2006


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


CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
For the Cumulative Period from December 1, 1990 (Inception) Through March 31, 2006


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


CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
For the Cumulative Period from December 1, 1990 (Inception) Through March 31, 2006

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


CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
For the Cumulative Period from December 1, 1990 (Inception) Through March 31, 2006

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


CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
For the Cumulative Period from December 1, 1990 (Inception) Through March 31, 2006

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


CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
For the Cumulative Period from December 1, 1990 (Inception) Through March 31, 2006

                                                                                                    Deficit
                                                                                                  Accumulated       Total
                                  Preferred Stock       Common Stock        Additional   Stock     During the   Shareholders'
                                     Class A            No Par Value         Paid-in   Subscript. Development      Equity
                                  Shares    Value     Shares       Value     Capital   Receivable    Stage        (Deficit)
                               --------- ----------  ---------- ----------- ---------- ---------- -----------   ------------
Shares issued in exchange for:
Issuance of 5,920,000 warrants
 March 2006 at an exercise
 price of $0.0039 per share, in
 conjunction with $370,000
 principal value of 6%
 convertible debt                0           0           0            0       2,368           0         0           2,368
Conversion of $463,910 principal
  value of convertible debt,
  $695,864 of derivative
  conversion option
  along with $7,030 accrued
  interest, net of $0
  convertible debt discount     0           0   6,025,989,780    1,166,804                       0             0       1,166,804
Net loss for the period         0           0               0            0           0           0    (1,462,665)     (1,462,665)
                          ----------  ----------  -------------   ------------ ----------- ----------- -----------  --------------
Balance, March 31, 2006   215,865     $215,865  13,414,854,778 $ 27,835,892 $ 1,469,082 $         0 $ (34,129,213)$    (4,608,374)
                          ==========  ========== ==============  ===========  =========== =========== ============  ==============

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended March 31, 2006 and 2005 And the Cumulative Period From
December 31, 1990 (Inception) Through March 31, 2006


                                                                                   Dec. 1, 1990
                                                                                    (Inception)
                                          6 Months Ended       6 Months Ended         Through
                                               Mar. 31,           Mar. 31,            Mar. 31,
                                                2006                2005               2006
                                          -----------------  -----------------   -----------------
                                              (Unaudited)        (Unaudited)         (Unaudited)

Operating activities
  Net (loss)                            $       (1,462,665)$        (1,933,825)$      (33,051,471)
    Adjustments to reconcile net (loss)
      to net cash provided by (used by)
      operating activities:
        Provision for bad debt                           0                   0          1,422,401
        Depreciation and amortization                5,627              12,884          1,734,557
        Stock issued for services                        0             351,862          7,645,373
        Stock issued for interest                    7,030              39,356            542,621
        Settlements                                      0                   0            (25,000)
        Minority interest                                0                   0            (62,500)
        Intangibles                                      0                   0          1,299,861
        Amortization of loan fees
          and note discounts                       381,407             686,581          3,428,547
        Mark-to-market of derivative
          conversion option                        185,000                   0          2,461,461
        Forgiveness of debt                              0                               (504,462)
Changes in operating assets and liabilities
  (Increase) decrease in assets
    Accounts receivable                                  0                   0             (4,201)
    Prepaid expenses                                24,362              49,726            134,926
    Interest receivable                                  0                   0            (95,700)
  Increase (decrease) in liabilities
    Accounts payable                               (78,076)            (12,750)         1,306,267
    Accrued compensation                           133,401             207,273          2,988,600
    Due to officers                                     36             (19,853)           631,182
    Other current liabilities                       65,587             (16,794)           927,352
                                          -----------------  -----------------   -----------------
      Total adjustments                            724,374           1,298,285         23,831,285
                                          -----------------  -----------------   -----------------
Net cash provided by (used by)
  operating activities                            (738,291)           (635,540)        (9,220,186)

The accompanying notes are an integral part of these condensed consolidated financial statements.


CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended March 31, 2006 and 2004 And the Cumulative Period From
December 31, 1990 (Inception) Through March 31, 2006


                                                                                   Dec. 1, 1990
                                                                                    (Inception)
                                           6 Months Ended      6 Months Ended         Through
                                               Mar. 31,           Mar. 31,            Mar. 31,
                                                2006                2005               2006
                                          -----------------  -----------------   -----------------
                                             (Unaudited)         (Unaudited)        (Unaudited)

Investing activities
  Collection of notes receivable        $                0 $                 0 $                0
  Increase in notes receivable                           0                   0         (1,322,500)
  Cost of license & technology                           0                   0            (94,057)
  Purchase of equipment                             (8,258)                  0           (253,663)
                                          -----------------  -----------------   -----------------
Net cash provided by (used by)
  investing activities                              (8,258)                  0         (1,670,220)

Financing activities
  Common stock issued for cash                           0               5,000          3,492,172
  Stock warrants                                     2,368                 478            202,702
  Preferred stock issued for cash                        0                   0             16,345
  Proceeds from stock purchase                           0                   0            281,250
  Loan fees                                        (20,000)            (32,000)          (579,555)
  Proceeds from debts
    Related party                                        0                   0            206,544
    Other                                          370,000             158,033          8,017,275
  Payments on debt
    Related party                                        0                   0            (53,172)
    Other                                                0             (15,697)          (604,536)
  Decrease in subscription receivable                    0                   0             35,450
  Contributed capital                                    0                   0                515
                                          -----------------  -----------------   -----------------
Net cash provided by (used by)
  financing activities                             352,368             115,814         11,014,990
                                          -----------------  -----------------   -----------------
Net increase (decrease) in cash and
 cash equivalents                                 (394,181)           (519,726)           124,584

Cash and cash equivalents at
  Beginning of period                              518,765             550,044                  0
                                          -----------------  -----------------   -----------------
Cash and cash equivalents at end
  of period                              $         124,584  $           30,318  $         124,584
                                          =================  =================   =================

The accompanying notes are an integral part of these condensed consolidated financial statements.


CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended March 31, 2006 and 2004
      And the Cumulative Period
From December 31, 1990 (Inception) Through March 31, 2006


                                                                                   Dec. 1, 1990
                                                                                    (Inception)
                                           6 Months Ended      6 Months Ended         Through
                                               Mar. 31,           Mar. 31,            Mar. 31,
                                                2006                2005               2006
                                          -----------------  -----------------   -----------------
                                              (Unaudited)        (Unaudited)         (Unaudited)


Cash paid during the year for
  Interest                                               0              14,653            699,490
  Taxes                                                  0                   0             14,450

Non-cash investing and financing activities
  Common stock issued for
    Note receivable                                      0                   0            281,250
    Prepaids                                             0                   0            264,748
    PP&E                                                 0                   0            130,931
    Deposit                                              0                   0                  0
    License & technology                                 0                   0          2,191,478
    Minority interest                                    0                   0             59,247
    Repayment of debt                            1,159,774           3,868,374         13,047,981
    Service & interest                               7,030             391,218          5,214,232
  Preferred stock issued for
    Services                                                                 0             75,845
    Repayment of debt                                    0                   0            119,520
  Preferred stock options issued for
    Repayment of debt                                    0                   0            100,000

  Re-characterize beneficial
    conversion option as debt                            0                   0            881,550

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006

Note 1.         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements contained in the Company's Annual Report on Form 10-KSB for the year ended September 30, 2005. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for the fair presentation have been included. The results for the six months ended March 31, 2006 do not necessarily indicate the results that may be expected for the full year.

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

As of March 31, 2006, the Company had 13,414,854,778 shares of common stock outstanding. If all of the Company's unexpired stock warrants and options (including contingent issuances) were exercised, and all the principal value and accrued interest on its outstanding convertible debentures were converted, the Company's incremental common shares (not included in the denominator of diluted earnings (loss) per share because of their anti-dilutive nature) would be as follows:

Class B preferred stock options                   10,000,000
Convertible note holder - common stock warrants   18,220,000
                                              --------------
Subtotal                                          28,220,000

Accrued officer compensation ($440,000),
convertible into common stock                    358,758,842

Convertible note holder principal value
($1,521,803), accrued interest ($278,160)
assumed converted into common stock at
$0.00029 per share                             6,206,768,965
                                              --------------
Total potential common stock equivalents       6,593,747,807

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006

NOTE 2. GOING CONCERN UNCERTAINTY

As of March 31, 2006, the Company had a deficiency in working capital of approximately $4,000,000 and had incurred continual net losses since its return to the development stage in fiscal 1996, of approximately $33,000,000, which raise substantial doubt about the Company's ability to continue as a going concern.

Management's plans for correcting these deficiencies include the future sales and licensing of the Company's products and technologies, the raising of capital through the issuance of common stock and from continued officer advances, which are expected to help provide the Company with the liquidity necessary to meet operating expenses. An investor group had previously advanced the Company an aggregate amount of $3,250,000 through fourteen similar funding tranches occurring in April 2002, May 2002, June 2002, November 2002, March 2003, May 2003, November 2003, December 2003, December 2003, February 2004, March 2004, April 2004, June 2004 and September 2004. During the year ended September 30, 2005, the same investor group advanced the Company an additional $1,400,000. The Company received $158,033 in March 2005, $108,733 in April 2005, $543,665 in June 2005 and $589,569 in September 2005, including certain fees payable, in connection with this additional financing. During the six months ended March 31, 2006, the same group of investors committed to advance the Company an additional $1,270,000. The Company received $370,000 in March 2006, including certain fees associated with the financing agreement.

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

NOTE 3.   PREPAID EXPENSES AND DEPOSITS

The Company has accrued a prepaid expense of $80,000 as a staying bonus for its Chief Executive Officer as per his employment contract (see Note 5).
The staying bonus is being amortized over the calendar year 2006. For the calendar year ended December 31, 2006, $20,000 of this expense was amortized as officer salaries with a balance of $60,000 at March 31, 2006.

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006

NOTE 3.   PREPAID EXPENSES AND DEPOSITS (continued)

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

During the year ended September 30, 2005, an additional $6,264, $33,190 and $37,343 were amortized, respectively, related to this prepaid interest for a total of $76,797. The balances at March 31, 2006 tentatively were $10,174, $22,700 and $33,137 for a total prepaid interest of $66,011. As of March 31, 2006, the Company had converted all convertible debentures relating to the $10,174, $22,700 and $33,137 prepaid balances. These amounts are being applied to the remaining accrued and unpaid interest on other debentures. In March 2005, April 2005, May 2005 and September 2005, the Company prepaid $1,033, $1,033, $5,165 and $36,665 respectively for a total of $43,896 in interest in connection with the convertible debenture financing. These amount were either fully amortized or are being applied against the accrued interest liability. As a result, there is no prepaid interest included in prepaid expenses.

Included in prepaid expenses is $20,000 in an escrow account designated for key man life insurance. Also included are prepaid retainers to a consultant for $22,402 and a law firm for $27,420.

As of March 31, 2006, the balance in prepaid expenses was $129,822.

NOTE 4.   LOAN FEES

In February 2002, the Company received $340,000 in short-term financing from an investment group through the issuance of a promissory note maturing on May 15, 2002 and accruing interest at an annual rate of 18%. Included in the loan was $40,000 in fees, consisting specifically of a $30,000 finder's fee and a $10,000 legal fee. These loan fees were fully amortized at September 30, 2002, with the balances written-off at March 31, 2006 as a result of a legal settlement.

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

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006

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

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006

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

Total amortization on the one- and two-year lives of all loan fees amounted to $97,034 during the year ended September 30, 2004, leaving an unamortized balance at September 30, 2004 of $144,705. During the year ended September 30, 2005, total amortization of loan fees amounted to $129,505, leaving an unamortized balance of $15,200. During the six months ended March 31, 2006, total amortization of loan fees amounted to $6,106, leaving an unamortized balance of $9,094.

In March 2005, the Company received another $158,033 from the above accredited investor group in exchange for 8% convertible debentures, convertible at the lesser of $0.005 per share and 40% of the average of the lowest three intra-day trading prices of a share of common stock during the 20 trading days immediately preceding conversion. The convertible debentures were accompanied by 316,066 common stock warrants, exercisable over a five-year period at $0.0039 per share. Loan fees associated with these loans amounted to $14,000. The Company also paid $1,033 in prepaid interest.

In April 2005, the Company received another $108,733 from the above accredited investor group in exchange for 8% convertible debentures, convertible at the lesser of $0.005 per share and 40% of the average of the lowest three intra-day trading prices of a share of common stock during the 20 trading days immediately preceding conversion. The convertible debentures were accompanied by 217,466 common stock warrants, exercisable over a five-year period at $0.0039 per share. Loan fees associated with these loans amounted to $2,000. The Company also paid $1,033 in prepaid interest.

In May 2005, the Company received another $543,665 from the above accredited investor group in exchange for 8% convertible debentures, convertible at the lesser of $0.005 per share and 40% of the average of the lowest three intra-day trading prices of a share of common stock during the 20 trading days immediately preceding conversion. The convertible debentures were accompanied by 1,087,330 common stock warrants, exercisable over a five-year period at $0.0039 per share. Loan fees associated with these loans amounted to $10,000. The Company also paid $5,165 in prepaid interest.

In June 2005, the Company incurred an additional $6,368 in finder's fees in connection with a prior issuance of convertible debt from the above accredited investor group.

In September 2005, the Company received another $589,569 from the above accredited investor group in exchange for 8% convertible debentures, convertible at the lesser of $0.005 per share and 40% of the average of the lowest three intra-day trading prices of a share of common stock during the 20 trading days immediately preceding conversion. The convertible debentures were accompanied by 1,179,138 common stock warrants, exercisable over a five-year period at $0.0039 per share. Loan fees associated with these loans amounted to $10,000. The Company also paid $36,665 in prepaid interest.

In March 2006, the Company received another $370,000 from the above accredited investor group in exchange for 6% convertible debentures, convertible at the lesser of $0.03 per share and 40% of the average of the lowest three intra-day trading prices of a share of common stock during the 20 trading days immediately preceding conversion. The convertible debentures were accompanied by 5,920,000 common stock warrants, exercisable over a five-year period at $0.0009 per share. Loan fees associated with these loans amounted to $20,000.

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006

NOTE 4.   LOAN FEES (continued)


Total new loan fees during the year ended September 30, 2005 amounted to $42,368. During the year ended September 30, 2005, total amortization of the loan fees amounted to $12,366, leaving an unamortized balance of $45,202. The Company incurred $20,000 in loan fees during the six months ended March 31, 2006. During the six months ended March 31, 2006, total amortization of the loan fees amounted to $24,594, leaving an unamortized balance of $40,608 at March 31, 2006.


NOTE 5.    DUE TO/FROM OFFICERS

At September 30, 2001, a revolving promissory note agreement for $56,880 was drawn up, due on demand, at an annual interest rate of 18%, for unpaid cumulative advances (plus interest) made by the Company's CEO. During the year ended September 30, 2002, cash advances of $31,500 were made. Additionally, the loan account was increased by $120,875, representing the value of 2,361,814 restricted shares of the Company's common stock held by the CEO, which were used as collateral and transferred to a note holder in June of 2002 to partially cover a $300,000 debt, and by $16,202, representing the value of 794,857 restricted shares of the Company's common stock held by the CEO, which were pledged to and sold by a convertible note holder on a Company obligation in default. Repayments of debt by the Company amounted to $144,806 and accrued interest amounted to $6,913 during the year ended September 30, 2002, resulting in a loan balance due the CEO at September 30, 2002 of $87,564. During the year ended September 30, 2003, additional cash advances totaling $37,869 were made, along with $37,423, representing another 1,835,885 restricted shares of the Company's common stock pledged and sold by the above note holder. Repayments of debt by the Company amounted to $136,009, including re-issuance of 2,361,814 restricted shares of the Company's common stock valued at $120,875 that had been transferred to a note holder during the previous fiscal year. Accrued interest during the year ended September 30, 2003 was $10,073, bringing
the loan balance due the CEO at September 30, 2003 to $36,920.   During the
year ended September 30, 2004, the Company repaid $32,673. Accrued interest of $3,558 during the period brought the loan balance due the CEO at September 30, 2004 to $7,805. During the year ended September 30, 2005, the Company repaid $45,715 including accrued interest during the period of $212 creating a balance due from officer of $37,698 which has been applied to accrued compensation due to the CEO. There was no amount due to the CEO at March 31, 2006.

At September 30, 2001, a promissory note agreement for $25,874 was drawn up, due on demand, at an annual interest rate of 18 percent, for cumulative advances (plus interest) made by the Company's Secretary/Treasurer. The Secretary/Treasurer had also borrowed on a personal credit card for the Company's behalf in the amount of $18,455, bringing the total obligation due the Secretary/Treasurer at September 30, 2001 to $44,329. During the year ended September 30, 2002, the personal credit card balance was virtually paid-off. Additional loan advances were $19,500, loan repayments were $39,500, and accrued interest was $2,269 during the year ended September 30, 2002, bringing the aggregate loan balance due the Secretary/Treasurer at September 30, 2002 to $8,143. During the year ended September 30, 2003, additional cash advances of $37,500 were made, and accrued interest was $6,522, resulting in a loan balance due the Secretary/Treasurer at September 30, 2003 of $52,165. During the year ended September 30, 2004, the Company repaid $25,655 and received an additional $666 from the Treasurer. Accrued interest amounted to $8,077 during the period bringing the loan balance due the Secretary at September 30, 2004 to $35,253. During the year ended September 30, 2005, the Company repaid $37,962.
Accrued interest during the period amounted to $3,094, bringing the loan balance at September 30, 2005 to $385. Accrued interest for six months amounted to $36, bringing the loan balance at March 31, 2006 to $421. The loan balance at March 31, 2006 is due on demand and continues to accrue interest at the rate of 18% per year.

The Secretary/Treasurer employment contract was not extended beyond the April 1, 2005 expiration date. She continued to be Acting Secretary/Treasurer on a consulting basis until May 2006.

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006

NOTE 5.    DUE TO/FROM OFFICERS (continued)

During the period May through September 2002, the Company's Chief Technical Officer advanced the Company $32,946, corresponding to 684,407 restricted shares of the Company's common stock held by the officer, which were pledged to and sold by a convertible note holder on a Company obligation in default. Accrued interest at the annual rate of 18% was $1,831 through the end of the fiscal year, bringing the total loan amount to $34,777 at September 30, 2002. In November 2002, the Company re-issued the 684,407 restricted shares to the Chief Technical Officer (valued at $32,946) that had been pledged to and sold by the convertible note holder during the previous fiscal year. Accrued interest amounted to $1,205 during the year ended September 30, 2003, resulting in a loan balance of $3,036 as of that date. During the year ended September 30, 2004, the Company repaid $15,623. During the year ended September 30, 2004, accrued interest amounted to $294, which brought the tentative balance due from the Chief Technical Officer to $12,293. This amount has been applied against the accrued compensation owed the Chief Technical Officer, resulting in a net amount due to/from the officer at March 31, 2006 of $0.

The aggregate amount due officers at March 31, 2006 was $421 and interest expense on the officer loans amounted to $36 for the six months ended March 31, 2006.

As of March 31, 2006, the Company owed its officers $1,816,592 in accrued compensation. Of this amount, $440,000 was attributable to aggregate staying bonuses payable to the President and Acting Secretary/Treasurer of the Company as of March 31, 2006. The staying bonuses are to be compensated for with the Company's common stock, valued at the average bid and ask price for the stock for the 30 days prior to each respective year-end issuance date. The total common stock to be issued as staying bonuses amounted to 358,758,842 shares at March 31, 2006, including 289,156,627 shares attributable to the staying bonus earned as of December 31, 2005.

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006

NOTE 6.    NOTES PAYABLE

Notes payable at March 31, 2006 consisted of the following:

Convertible Debentures - secured by substantially all the assets of the Company

     Convertible Debenture #1

     Note payable to AJW Partners, LLC
      (Convertible Debenture) due on
      March 29, 2003 at an annual interest
      rate of 12%                                         $    0

     Accrued interest of $7,075 and principal
      on Convertible Debenture convertible
      into approximately 24,396,552
      shares of common stock at the price
      of $0.00029 at March 31, 2006                        7,075  $     7,075
                                                         -------

     Note payable to New Millennium Capital
      Partners II, LLC (Convertible Debenture)
      due on March 29, 2003 at an annual interest
      rate of 12%                                        $     0

     Accrued interest of $7,075 and principal
      on Convertible Debenture convertible
      into approximately 24,396,552
      shares of common stock at the price
      of $0.00029 at March 31, 2006                        7,075        7,075
                                                         -------

     Note payable to AJW/New Millennium
      Offshore, Ltd. (Convertible Debenture)
      due on March 29, 2003 at an annual
      interest rate of 12%                                $    0

     Accrued interest of $8,136 and principal
      on Convertible Debenture convertible
      into approximately 28,055,172
      shares of common stock at the price
      of $0.00029 at March 31, 2006                        8,136  $    8,136
                                                         -------

     Note payable to Pegasus Capital Partners,
      LLC (Convertible Debenture) due on
      March 29, 2003 at an annual interest
      rate of 12%                                         $    0

     Accrued interest of $4,975 and principal
      on Convertible Debenture convertible
      into approximately 17,155,172
      shares of common stock at the price
      of $0.00029 at March 31, 2006                        4,975  $   4,975
                                                         -------

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006

NOTE 6.    NOTES PAYABLE (continued)

    Convertible Debenture #2

     Note payable to AJW Partners, LLC
      (Convertible Debenture) due on
      May 10, 2003 at an annual interest
      rate of 12%                                         $     0

     Accrued interest of $9,600 and principal
      on Convertible Debenture convertible
      into approximately 33,103,448
      shares of common stock at the price
      of $0.00029 at March 31, 2006                         9,600  $   9,600
                                                         --------

     Note payable to New Millennium Capital
      Partners II, LLC (Convertible Debenture)
      due on  May 10, 2003 at an annual
      interest rate of 12%                                $     0

     Accrued interest of $9,600 and principal
      on Convertible Debenture convertible
      into approximately 33,103,448
      shares of common stock at the price
      of $0.00029 at March 31, 2006                         9,600  $     9,600
                                                          -------

     Note payable to AJW/New Millennium
      Offshore, Ltd. (Convertible Debenture)
      due on May 10, 2003 at an annual
      interest rate of 12%                               $     0

     Accrued interest of $10,800 and principal
      on Convertible Debenture convertible
      into approximately 37,241,379
      shares of common stock at the price
      of $0.00029 at March 31, 2006                        10,800  $   10,800
                                                          -------

     Note payable to Pegasus Capital Partners,
      LLC (Convertible Debenture) due on
      May 10, 2003 at an annual
      interest rate of 12%                                $     0

     Accrued interest of $6,000 and principal
      on Convertible Debenture convertible
      into approximately 20,689,655
      shares of common stock at the price
      of $0.00029 at March 31, 2006                         6,000  $   6,000
                                                          -------

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006

NOTE 6.    NOTES PAYABLE (continued)

     Convertible Debenture #3

     Note payable to AJW Partners, LLC
      (Convertible Debenture) due on
      June 17, 2003 at an annual interest
      rate of 12%                                         $     0

     Accrued interest of $19,200 and principal
      on Convertible Debenture convertible
      into approximately 66,206,897
      shares of common stock at the price
      of $0.00029 at March 31, 2006                        19,200  $   19,200
                                                         --------

     Note payable to New Millennium Capital
      Partners II, LLC (Convertible Debenture)
      due on  June 17, 2003 at an annual
      interest rate of 12%                                $     0

     Accrued interest of $19,200 and principal
      on Convertible Debenture convertible
      into approximately 66,206,897
      shares of common stock at the price
      of $0.00029 at March 31, 2006                        19,200 $   19,200
                                                          -------

     Note payable to AJW/New Millennium
      Offshore, Ltd. (Convertible Debenture)
      due on June 17, 2003 at an annual
      interest rate of 12%                                $     0

      Accrued interest of $21,600 and principal
      on Convertible Debenture convertible
      into approximately 74,482,759
      shares of common stock at the price
      of $0.00029 at March 31, 2006                        21,600  $   21,600
                                                         --------

     Note payable to Pegasus Capital Partners,
      LLC (Convertible Debenture) due on
      June 17, 2003 at an annual
      interest rate of 12%                                $     0

     Accrued interest of $12,000 and principal
      on Convertible Debenture convertible
      into approximately 41,379,310
      shares of common stock at the price
      of $0.00029 at March 31, 2006                        12,000  $   12,000
                                                         --------

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006

NOTE 6.    NOTES PAYABLE (continued)

   Convertible Debenture #5

     Note payable to AJW Partners, LLC
      (Convertible Debenture) due on
      March 3, 2004 at an annual interest
      rate of 12%                                         $     0

     Accrued interest of $9,240 and principal
      on Convertible Debenture convertible
      into approximately 31,862,069
      shares of common stock at the price
      of $0.00029 at March 31, 2006                         9,240  $    9,240
                                                          -------

     Note payable to AJW Offshore, Ltd.
      (Convertible Debenture) due on
      March 3, 2004 at an annual interest
      rate of 12%                                         $     0

     Accrued interest of $9,240 and principal
      on Convertible Debenture convertible
      into approximately 31,862,069
      shares of common stock at the price
      of $0.00029 at March 31, 2006                         9,240  $    9,240
                                                          -------

     Note payable to AJW Qualified Partners,
      LLC (Convertible Debenture) due on
      March 3, 2004 at an annual interest
      rate of 12%                                         $     0

     Accrued interest of $9,240 and principal
      on Convertible Debenture convertible
      into approximately 31,862,069
      shares of common stock at the price
      of $0.00029 at March 31, 2006                         9,240  $    9,240
                                                          -------

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006

NOTE 6.    NOTES PAYABLE (continued)

     Convertible Debenture #6

     Note payable to AJW Partners, LLC
      (Convertible Debenture) due on
      May 12, 2004 at an annual interest
      rate of 12%                                         $     0

     Accrued interest of $12,000 and principal
      on Convertible Debenture convertible
      into approximately 41,379,310
      shares of common stock at the price
      of $0.00029 at March 31, 2006                        12,000  $   12,000
                                                          -------

     Note payable to AJW Offshore, Ltd.
      (Convertible Debenture) due on
      May 12, 2004 at an annual interest
      rate of 12%                                         $     0

     Accrued interest of $12,000 and principal
      on Convertible Debenture convertible
      into approximately 41,379,310
      shares of common stock at the price
      of $0.00029 at March 31, 2006                        12,000  $   12,000
                                                          -------

     Note payable to AJW Qualified Partners,
      LLC (Convertible Debenture) due on
      May 12, 2004 at an annual interest
      rate of 12%                                         $     0

     Accrued interest of $12,000 and principal
      on Convertible Debenture convertible
      into approximately 41,379,310
      shares of common stock at the price
      of $0.00029 at March 31, 2006                        12,000  $   12,000
                                                         --------

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006

NOTE 6.    NOTES PAYABLE (continued)

     Convertible Debenture #7

     Note payable to AJW Partners, LLC
      (Convertible Debenture) due on
      November 25, 2004 at an annual interest
      rate of 12%                                         $     0

     Accrued interest of $8,000 and principal
      on Convertible Debenture convertible
      into approximately 27,586,207
      shares of common stock at the price
      of $0.00029 at March 31, 2006                         8,000  $    8,000
                                                         --------
     Note payable to AJW Offshore, Ltd.
      (Convertible Debenture) due on
      November 25, 2004 at an annual interest
      rate of 12%                                         $     0

      Accrued interest of $8,000 and principal
      on Convertible Debenture convertible
      into approximately 27,586,207
      shares of common stock at the price
      of $0.00029 at March 31, 2006                         8,000  $    8,000
                                                         --------
     Note payable to AJW Qualified Partners,
      LLC (Convertible Debenture) due on
      November 25, 2004 at an annual interest
      rate of 12%                                         $     0

     Accrued interest of $8,000 and principal
      on Convertible Debenture convertible
      into approximately 27,586,207
      shares of common stock at the price
      of $0.00029 at March 31, 2006                         8,000  $    8,000
                                                         --------

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006

NOTE 6.    NOTES PAYABLE (continued)

     Convertible Debenture #8

     Note payable to AJW Partners, LLC
      (Convertible Debenture) due on
      December 3, 2004 at an annual interest
      rate of 12%                                         $     0

     Accrued interest of $4,000 and principal
      on Convertible Debenture convertible
      into approximately 13,793,104
      shares of common stock at the price
      of $0.00029 at March 31, 2006                         4,000  $    4,000
                                                         --------

     Note payable to AJW Offshore, Ltd.
      (Convertible Debenture) due on
      December 3, 2004 at an annual interest
      rate of 12%                                         $     0

     Accrued interest of $4,000 and principal
      on Convertible Debenture convertible
      into approximately 13,793,104
      shares of common stock at the price
      of $0.00029 at March 31, 2006                         4,000 $    4,000
                                                         --------

     Note payable to AJW Qualified Partners,
      LLC (Convertible Debenture) due on
      December 3, 2004 at an annual interest
      rate of 12%                                         $     0

     Accrued interest of $4,000 and principal
      on Convertible Debenture convertible
      into approximately 13,793,104
      shares of common stock at the price
      of $0.00029 at March 31, 2006                         4,000  $    4,000
                                                         --------

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006

NOTE 6.    NOTES PAYABLE (continued)

     Convertible Debenture #9

     Note payable to AJW Partners, LLC
      (Convertible Debenture) due on
      December 31, 2004 at an annual interest
      rate of 12%                                         $     0

     Accrued interest of $4,000 and principal
      on Convertible Debenture convertible
      into approximately 13,793,103
      shares of common stock at the price
      of $0.00029 at March 31, 2006                        4,000  $    4,000
                                                        --------

     Note payable to AJW Offshore, Ltd.
      (Convertible Debenture) due on
      December 31, 2004 at an annual interest
      rate of 12%                                         $     0

     Accrued interest of $4,000 and principal
      on Convertible Debenture convertible
      into approximately 13,793,103
      shares of common stock at the price
      of $0.00029 at March 31, 2006                         4,000  $    4,000
                                                         --------

     Note payable to AJW Qualified Partners,
      LLC (Convertible Debenture) due on
      December 31, 2004 at an annual interest
      rate of 12%                                         $     0

     Accrued interest of $4,000 and principal
      on Convertible Debenture convertible
      into approximately 13,793,103
      shares of common stock at the price
      of $0.00029 at March 31, 2006                         4,000  $    4,000
                                                         --------

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006

NOTE 6.    NOTES PAYABLE (continued)

     Convertible Debenture #10

     Note payable to AJW Partners, LLC
      (Convertible Debenture) due on
      February 18, 2005 at an annual interest
      rate of 12%                                         $     0

     Accrued interest of $4,000 and principal
      on Convertible Debenture convertible
      into approximately 13,793,103
      shares of common stock at the price
      of $0.00029 at March 31, 2006                         4,000  $   4,000
                                                         --------

     Note payable to AJW Offshore, Ltd.
      (Convertible Debenture) due on
      February 18, 2005 at an annual interest
      rate of 12%                                         $     0

     Accrued interest of $4,000 and principal
      on Convertible Debenture convertible
      into approximately 13,793,103
      shares of common stock at the price
      of $0.00029 at March 31, 2006                         4,000 $    4,000
                                                         --------

     Note payable to AJW Qualified Partners,
      LLC (Convertible Debenture) due on
      February 18, 2005 at an annual interest
      rate of 12%                                         $     0

     Accrued interest of $4,000 and principal
      on Convertible Debenture convertible
      into approximately 13,793,103
      shares of common stock at the price
      of $0.00029 at March 31, 2006                         4,000  $   4,000
                                                         --------

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006

NOTE 6.    NOTES PAYABLE (continued)

     Convertible Debenture #11

     Note payable to AJW Partners, LLC
      (Convertible Debenture) due on
      March 4, 2005 at an annual interest
      rate of 12%                                         $15,098

     Accrued interest of $19,822 and principal
      on Convertible Debenture convertible
      into approximately 120,410,345
      shares of common stock at the price
      of $0.00029 at March 31, 2006                        19,821  $  34,919
                                                         --------

     Note payable to AJW Offshore, Ltd.
      (Convertible Debenture) due on
      March 4, 2005 at an annual interest
      rate of 12%                                         $15,097

     Accrued interest of $19,822 and principal
      on Convertible Debenture convertible
      into approximately 120,410,345
      shares of common stock at the price
      of $0.00029 at March 31, 2006                        19,822  $  34,919
                                                         --------

     Note payable to AJW Qualified Partners,
      LLC (Convertible Debenture) due on
      March 4, 2005 at an annual interest
      rate of 12%                                         $15,097

     Accrued interest of $19,822 and principal
      on Convertible Debenture convertible
      into approximately 120,410,345
      shares of common stock at the price
      of $0.00029 at March 31, 2006                        19,822  $  34,919
                                                         --------

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006

NOTE 6.    NOTES PAYABLE (continued)

     Convertible Debenture #12

     Note payable to AJW Partners, LLC
      (Convertible Debenture) due on
      March 17, 2007 at an annual interest
      rate of 8%  with one year
      interest prepaid                                   $ 23,037

     Accrued interest of $1,934 and principal
      on Convertible Debenture convertible
      into approximately 86,103,448
      shares of common stock at the price
      of $0.00029 at March 31, 2006                         1,933  $  24,970
                                                         --------

     Note payable to AJW Offshore, Ltd.
      (Convertible Debenture) due on
      March 17, 2007 at an annual interest
      rate of 8% with one year
      interest prepaid                                   $ 64,792

     Accrued interest of $5,439 and principal
      on Convertible Debenture convertible
      into approximately 242,175,862
      shares of common stock at the price
      of $0.00029 at March 31, 2006                         5,439  $  70,231
                                                         --------
     Note payable to AJW Qualified Partners,
      LLC (Convertible Debenture) due on
      March 17, 2007 at an annual interest
      rate of 8% with one year
      interest prepaid                                   $ 53,273

     Accrued interest of $4,472 and principal
      on Convertible Debenture convertible
      into approximately 199,120,690
      shares of common stock at the price
      of $0.00029 at March 31, 2006                         4,472  $  57,745
                                                         --------

     Note payable to New Millennium Capital
      Partners II, LLC (Convertible Debenture)
      due on March 17, 2007 at an annual
      interest rate of 8% with one year
      interest prepaid                                     $2,880

     Accrued interest of $242 and principal
      on Convertible Debenture convertible
      into approximately 10,765,517
      shares of common stock at the price
      of $0.00029 at March 31, 2006                           242  $   3,122
                                                         --------

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006

NOTE 6.    NOTES PAYABLE (continued)

     Convertible Debenture #13

     Note payable to AJW Partners, LLC
      (Convertible Debenture) due on
      March 17, 2007 at an annual interest
      rate of 8%  with one year
      interest prepaid                                   $ 17,397

     Accrued interest of $1,319 and principal
      on Convertible Debenture convertible
      into approximately 64,537,931
      shares of common stock at the price
      of $0.00029 at March 31, 2006                         1,319  $  18,716
                                                         --------

     Note payable to AJW Offshore, Ltd.
      (Convertible Debenture) due on
      March 17, 2007 at an annual interest
      rate of 8% with one year
      interest prepaid                                   $ 48,930

     Accrued interest of $3,711 and principal
      on Convertible Debenture convertible
      into approximately 181,520,690
      shares of common stock at the price
      of $0.00029 at March 31, 2006                         3,711  $  52,641
                                                         --------

     Note payable to AJW Qualified Partners,
      LLC (Convertible Debenture) due on
      March 17, 2007 at an annual interest
      rate of 8% with one year
      interest prepaid                                  $ 40,231

     Accrued interest of $3,051 and principal
      on Convertible Debenture convertible
      into approximately 149,248,276
      shares of common stock at the price
      of $0.00029 at March 31, 2006                         3,051  $  43,282
                                                         --------

     Note payable to New Millennium Capital
      Partners II, LLC (Convertible Debenture)
      due on March 17, 2007 at an annual
      interest rate of 8% with one year
      interest prepaid                                   $  2,175

     Accrued interest of $165 and principal
      on Convertible Debenture convertible
      into approximately 8,068,966
      shares of common stock at the price
      of $0.00029 at March 31, 2006                           165  $   2,340
                                                         --------

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006

NOTE 6.    NOTES PAYABLE (continued)

     Convertible Debenture #14

     Note payable to AJW Partners, LLC
      (Convertible Debenture) due on
      March 17, 2007 at an annual interest
      rate of 8%  with one year
      interest prepaid                                   $ 42,276

     Accrued interest of $2,900 and principal
      on Convertible Debenture convertible
      into approximately 155,779,310
      shares of common stock at the price
      of $0.00029 at March 31, 2006                         2,900  $  45,176
                                                         --------

     Note payable to AJW Offshore, Ltd.
      (Convertible Debenture) due on
      March 17, 2007 at an annual interest
      rate of 8% with one year
      interest prepaid                                   $118,902

     Accrued interest of $8,157 and principal
      on Convertible Debenture convertible
      into approximately 438,134,483
      shares of common stock at the price
      of $0.00029 at March 31, 2006                         8,157  $ 127,059
                                                         --------
     Note payable to AJW Qualified Partners,
      LLC (Convertible Debenture) due on
      March 17, 2007 at an annual interest
      rate of 8% with one year
      interest prepaid                                   $ 97,764

     Accrued interest of $6,707 and principal
      on Convertible Debenture convertible
      into approximately 360,244,828
      shares of common stock at the price
      of $0.00029 at March 31, 2006                         6,707  $ 104,471
                                                         --------

     Note payable to New Millennium Capital
      Partners II, LLC (Convertible Debenture)
      due on March 17, 2007 at an annual
      interest rate of 8% with one year
      interest prepaid                                   $  5,285

     Accrued interest of $363 and principal
      on Convertible Debenture convertible
      into approximately 19,472,414
      shares of common stock at the price
      of $0.00029 at March 31, 2006                           362  $   5,647
                                                         --------

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006

NOTE 6.    NOTES PAYABLE (continued)

     Convertible Debenture #16

     Note payable to AJW Partners,
      LLC (Convertible Debenture) due on
      March 17, 2007 at an annual interest
      rate of 8% with one year
      interest prepaid                                   $ 94,331

     Accrued interest of $3,784 and principal
      on Convertible Debenture convertible
      into approximately 338,327,586
      shares of common stock at the price
      of $0.00029 at March 31, 2006                         3,784  $  98,115
                                                         --------

     Note payable to AJW Offshore, LTD
      Partners II, LLC (Convertible Debenture)
      due on March 17, 2007 at an annual
      interest rate of 8% with one year
      interest prepaid                                  $265,306

     Accrued interest of $10,641 and principal
      on Convertible Debenture convertible
      into approximately 951,541,379
      shares of common stock at the price
      of $0.00029 at March 31, 2006                        10,641  $ 275,947
                                                         --------
     Note payable to AJW Qualified Partners,
      LLC (Convertible Debenture) due on
      March 17, 2007 at an annual interest
      rate of 8% with one year
      interest prepaid                                   $218,142

     Accrued interest of $8,749 and principal
      on Convertible Debenture convertible
      into approximately 782,379,310
      shares of common stock at the price
      of $0.00029 at March 31, 2006                         8,749  $ 226,891
                                                         --------

     Note payable to New Millennium Capital
      Partners II, LLC (Convertible Debenture)
      due on March 17, 2007 at an annual
      interest rate of 8% with one year
      interest prepaid                                   $ 11,791

     Accrued interest of $473 and principal
      on Convertible Debenture convertible
      into approximately 42,289,655
      shares of common stock at the price
      of $0.00029 at March 31, 2006                           473  $  12,264
                                                         --------

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006

NOTE 6.    NOTES PAYABLE (continued)

     Convertible Debenture #17

     Note payable to AJW Partners,
      LLC (Convertible Debenture) due on
      March 8, 2009 at an annual interest
      rate of 6% with one year
      interest prepaid                                   $ 40,700

     Accrued interest of $181 and principal
      on Convertible Debenture convertible
      into approximately 140,900,000
      shares of common stock at the price
      of $0.00029 at March 31, 2006                           161  $  40,861
                                                         --------

     Note payable to AJW Offshore, LTD
      Partners II, LLC (Convertible Debenture)
      due on March 8, 2009 at an annual
      interest rate of 6% with one year
      interest prepaid                                  $225,700

     Accrued interest of $890 and principal
      on Convertible Debenture convertible
      into approximately 781,344,828
      shares of common stock at the price
      of $0.00029 at March 31, 2006                           890  $ 226,590
                                                         --------
     Note payable to AJW Qualified Partners,
      LLC (Convertible Debenture) due on
      March 8, 2009 at an annual interest
      rate of 6% with one year
      interest prepaid                                    $99,900

     Accrued interest of $394 and principal
      on Convertible Debenture convertible
      into approximately 345,841,379
      shares of common stock at the price
      of $0.00029 at March 31, 2006                           394  $ 100,294
                                                         --------

     Note payable to New Millennium Capital
      Partners II, LLC (Convertible Debenture)
      due on March 8, 2009 at an annual
      interest rate of 6% with one year
      interest prepaid                                   $  3,700

     Accrued interest of $15 and principal
      on Convertible Debenture convertible
      into approximately 12,810,345
      shares of common stock at the price
      of $0.00029 at March 31, 2006                            15  $   3,715
                                                         --------

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006

NOTE 6.    NOTES PAYABLE (continued)

Subtotal of all Convertible Debentures                            1,903,815

    Less reclassified accrued interest                         $   (278,160)
    Less prepaid interest offset                                   (103,852)
                                                               ------------
    Subtotal principal value                                      1,521,803
    Derivative conversion option - 150 percent of principal       2,282,704
    Less unamortized note discount                               (1,238,947)
                                                                -----------
Net carrying value of
  Convertible Debentures                                       $  2,565,560


      Convertible note payable to Laurus Master Fund, Ltd.,
      unsecured, with interest payable at an annual rate
      of 8%, conversion premium of 25% based on current
      market price of the Company's common stock (as defined),
      initially due October 12, 2001 and extended to
      December 1, 2001.  Currently in default.                        8,375
                                                                -----------
     Total notes payable                                        $ 2,573,935

        Current portion                                           1,897,933
                                                                -----------
        Long-term portion                                       $   676,002
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

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006

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

The Company was unable to pay-off the note at maturity. However, after receiving bridge financing from another investment group in February 2002, the Company subsequently repaid $150,000 of the obligation, as the note holder elected to not convert the debt to shares. Consequently, the note holder sold 1,479,264 of the 4,773,208 shares of the Company's common stock that had been pledged by officers of the Company as collateral, resulting in net proceeds of $49,148. Adding accrued interest of $17,168 at an annual rate of 8%, brought the loan balance at September 30, 2002 to $129,214. During the year ended September 30, 2003, the note holder sold the remaining 3,293,944 pledged shares for net proceeds of $67,144. The note holder elected to convert essentially all the remaining debt for common stock of the Company, receiving 26,000,000 newly issued Company shares valued at $58,400, and bringing the tentative liability down to $3,670. Accrued interest amounted to $3,183, resulting in a total liability to the note holder at September 30, 2003 of $6,851. For the years ended September 30, 2005 and 2004, accrued interest amounted to $617 and $580, respectively, resulting in a balance of $8,048 at September 30, 2005. During the six months ended March 31, 2006, an additional $327 was accrued bringing the balance at March 31, 2006 to $8,375. In connection with the pay-down of the debt, the $155,027 beneficial conversion option noted above was reduced to zero through transference to common stock.

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006

NOTE 6.    NOTES PAYABLE (continued)

As of March 31, 2006, five-year maturities of the notes payable are as follows:


                                                 Derivative   Unamortized  Subsequent
                                                 Conversion       Note     Conversion    Total
                                    Principal      Option       Discount    to Equity     Due
Year ended March 31, 2006          $    53,667       67,938  $         0  $(113,230) $     8,375

Year ended March 31, 2007            1,106,511    1,659,766     (876,719)         0    1,889,558

Year ended March 31, 2008                    0            0            0          0             0

Year ended March 31, 2009              370,000      555,000     (362,228)         0      562,772

Subsequent conversions to equity             0            0            0    113,230      113,230
                                    ----------   ----------   ----------   --------   ----------

Total notes payable                $ 1,530,178  $ 2,282,704   (1,238,947) $       0  $ 2,573,935
                                    ==========   ==========   ==========   ========   ==========

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006

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

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006

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

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006

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

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006

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

On March 8, 2006, the Company issued an aggregate of $370,000 of 6% convertible debentures in a private offering to the four accredited investors. The debentures were convertible into shares of common stock at the lesser of $.03 per share and 40% of the average of the lowest three intra-day trading prices of a share of common stock during the 20 trading days immediately preceding conversion. The debentures were accompanied by warrants to purchase up to an aggregate of 5,920,000 shares of common stock at a per share exercise price equal to $.0009.

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

As part of the recording of the convertible debt transactions, a beneficial conversion option was recognized, along with a corresponding convertible debt discount. The fair value of the debt instruments issued totaling $1,750,000 in principal value was $3,500,000 in aggregate, representing a 100% premium on the principal value (due to the 100% pricing advantage) and making the beneficial conversion option $1,637,735 at the inception of the loans ($1,750,000 proceeds less $112,265 allocated to the issuance of the 8,750,000 related warrants). In October 2003, the conversion option was increased to 150% from 100% which resulted in an increase of $563,257 in the conversion interest and a corresponding expense in the current period. Due to the nature of the debt instrument and its repayment terms, the beneficial conversion option has been re-characterized as derivative conversion option and reclassified as additional debt. In connection with the issuance of an additional $2,000,000 of convertible debt during the year ended September 30, 2004, the derivative conversion option was increased by $3,000,000. During the year ended September 30, 2005, the derivative conversion option was increased by $2,100,000 in connection with the issuance of an additional $1,400,000 of debt. During the six months ended March 31, 2006, the derivative conversion option was increased by $555,000 in connection with the issuance of an additional $370,000 of debt.

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006

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

During the six months ended March 31, 2006, the Company issued 6,025,989,780 shares common stock in connection with the conversion of $463,910 of principal and $7,030 of accrued interest on the Company's convertible debentures, resulting in a convertible debt principal balance at March 31, 2006 of $1,521,803 (net of an aggregate of $3,498,197 in debt conversions through that date). A corresponding pro-rata reduction of $695,864 was made to the derivative conversion option during the six months ended March 31, 2006 (an aggregate of $5,103,898 since the inception of the loans), bringing the derivative conversion option balance at March 31, 2006 to $2,282,704.

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006

NOTE 7. SECURED CONVERTIBLE DEBENTURES (continued)

The aggregate note discount of $5,020,000 is being amortized over the one-year, two-year and three-year lives of the respective debt instruments. Of this amount, $279,115 was amortized during the fiscal year ended September 30, 2002, $653,720 was amortized during the year ended September 30, 2003, $673,705 was amortized during the year ended September 30, 2004, $693,992 was amortized during the year ended September 30, 2005 and $356,812 was amortized during the six months ended March 31, 2006, while $69,233 in convertible debt discount was transferred to equity upon conversion of $93,130 in debt principal during the fiscal year ended September 30, 2002, $52,340 in convertible debt discount was transferred to equity upon conversion of $193,665 of debt principal during the fiscal year ended September 30, 2003, $28,571 in convertible debt discount was transferred to equity upon conversion of $218,115 of debt principal during the year ended September 30, 2004 and $973,565 in convertible debt discount was transferred to equity upon conversion of $2,529,378 of debt principal during the year ended September 30, 2005, resulting in an unamortized convertible debt discount balance of $1,238,947 at March 31, 2006.

As of March 31, 2006, the Company was indebted for an aggregate of $1,799,363 including $1,521,803 of principal and $382,012 of accrued interest, net of prepaid interest of $103,852, on these convertible debentures. To the extent debentures issued by the Company are converted into shares of common stock, the Company will not be obligated to repay the amounts converted.

NOTE 8.  SHAREHOLDERS' EQUITY (DEFICIT)

The Company's authorized capital stock consists of 15,000,000,000 shares of common stock, no par value per share and 50,000,000 shares of preferred stock, $1.00 par value per share. On August 10, 2005, the Board of Directors and stockholders approved an increase in the amount of common shares from 7,500,000,000 to 15,000,000,000. Of the 50,000,000 authorized shares of preferred stock, 1,000,000 shares have been designated as Class A Preferred Stock and 1,000,000 shares have been designated as Class B Preferred Stock, and the remaining 48,000,000 shares are undesignated. As of March 31, 2006, there were 13,414,854,778 shares of the Company's common stock outstanding held by approximately 800 holders of record and 215,865 shares of the Company's Class A Preferred Stock outstanding held by one holder of record and no shares of Class B Preferred Stock outstanding.

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

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006

NOTE 8  SHAREHOLDERS' EQUITY (DEFICIT)(continued)

During October 2004 through September 2005, the Company issued 5,610,392,876 shares of common stock in connection with the conversion of $2,529,378 of principal of the 8% convertible debenture, $3,794,067 of derivative conversion option and $104,410 of accrued interest, net of $973,565 in convertible debt discount, for a total conversion amount of $5,454,290 of the Company's convertible debentures.

During October 2005 through March 31, 2006, the Company issued 6,025,989,780 shares of common stock in connection with the conversion of $463,910 of principal, $695,864 of derivative conversion option and $7,030 of accrued interest, for a total conversion amount of $1,166,804 of the Company's convertible debentures.

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006

NOTE 9.        STOCK OPTIONS AND WARRANTS

During the fiscal year ended September 30, 1999, the Company issued to a note holder options to purchase 500,000 shares of the Company's Class B preferred stock at an exercise price of $5.00 per share. As consideration, the Company reduced its debt to the note holder by $50,000 and received an extension of time to pay-off its promissory note. The Company also issued to its CEO options to purchase another 500,000 shares of the Company's Class B preferred stock at an exercise price of $5.00 per share in exchange for a reduction in debt of $50,000. Total consideration received on the above issued options, as evidenced by debt reduction, was $100,000. These options could have been exercised through November 1, 2002 and could have been converted into common stock at the rate of 10 common shares for each Class B preferred share. In September 2001, the exercise price on the Class B preferred stock options was adjusted to $2.50 per share and the exercise period was extended to November 1, 2005. In June 2002, the exercise price on the Class B preferred stock options was adjusted to $0.50 per share. In January 2004, the exercise price on the Class B preferred stock options was adjusted to $0.05 per share and the exercise period was extended to November 1, 2009.

The Company's CEO currently owns 215,865 shares of the Company's Class A preferred stock, of which 15,845 shares were purchased during the year ended September 30, 2004, and has options to purchase another 234,155 shares for $1.00 per share through November 1, 2009.

The Company has granted various common stock options and warrants to employees and consultants. Generally, the options and warrants were granted at approximately the fair market value of the Company's common stock at the date of grant and vested immediately, except that when restricted common stock was issued, the options and warrants were granted at an average discount to market of 50% (ranging from between 20% to 75%).

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006

NOTE 9.       STOCK OPTIONS AND WARRANTS (continued)

The Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (Revised 2004), "Share-Based Payment" ("SFAS 123R"), on January 1, 2006. Accordingly, compensation costs for all share-based awards to employees are measured based on the grant date fair value of those awards and recognized over the period during which the employee is required to perform service in exchange for the award (generally over the vesting period of the award). The Company has no awards with market or performance conditions. Excess tax benefits as defined by SFAS 123R (when applicable) will be recognized as an addition to additional paid-in capital. Effective January 1, 2006 and for all periods subsequent to that date, SFAS 123R supersedes the Company's previous accounting under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 ("SAB 107") relating to SFAS 123R. The Company has applied the provisions of SAB 107 in its adoption of SFAS 123R.

The Company adopted SFAS 123R using the modified prospective transition method, which provides for certain changes to the method for valuing share- based compensation. The valuation provisions of SFAS 123R apply to new awards and to awards that are outstanding at the effective date and subsequently modified or cancelled. Estimated compensation expense for awards outstanding at the effective date will be recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under FASB Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). In accordance with the modified prospective transition method, the Company's consolidated financial statements for prior periods were not restated to reflect, and do not include, the effect of SFAS 123R.

No options were granted or vested during the interim periods presented, and all options previously granted had completely vested before January 1, 2005. Therefore no compensation costs were incurred under SFAS 123R and the actual net loss equals the pro forma net loss for such interim periods.

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

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006

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

In March 2006, 5,920,000 five-year common stock warrants were issued to an accredited investor group in connection with a $370,000 6% convertible debenture financing arrangement (see Note 7 above). The allocated cost of these warrants amounted to $2,368, resulting in a recorded balance of stock options and warrants exercisable at March 31, 2006 of $1,469,082 (including $100,000 attributable to 1,000,000 Class B preferred stock options noted above).

During the six months ended March 31, 2006, the 500,000 common stock options issued to the Acting Secretary/Treasurer and 1,443,654 common stock options issued to the Chief Executive Officer expired.

No common stock options or warrants were granted to employees (including officers) and directors of the Company during the six months ended March 31, 2006, and the years ended September 30, 2005 and 2004.

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006

NOTE 9.        STOCK OPTIONS AND WARRANTS (continued)

The common stock option activity during the fiscal year ended September 30, 2005 and the six months ended March 31, 2006 is summarized as follows:

                                         Common Stock   Weighted
                                            Options      Average
                                              and       Exercise
                                            Warrants      Price
                                          ----------    ---------
Balance outstanding, October 1, 2004      17,743,654       $.0680

  Granted                                  2,800,000        .0040

  Expired                                   (563,500)       .0380
                                          ----------       ------
Balance outstanding, September 30, 2005   14,243,654        .0560

  Granted                                  5,920,000        .0009

  Expired                                 (1,943,654)       .3800
                                          ----------       ------
Balance outstanding, March 31, 2006       18,220,000        .0028
                                          ==========       ======


The following table summarizes information about common stock options at March 31, 2006:

                                 Outstanding             Exercisable
                            Weighted    Weighted               Weighted
   Range of       Common    Average      Average      Common    Average
   Exercise        Stock      Life      Exercise       Stock   Exercise
    Prices       Options    (Months)      Price       Options    Price
---------------  ---------  -------     --------    ----------  -------
$ .0050 - $ .0050  2,500,000       49     $ .0050    2,500,000  $  .0050
$ .0050 - $ .0050    500,000       59     $ .0050      500,000  $  .0050
$ .0050 - $ .0050    250,000       59     $ .0050      250,000  $  .0050
$ .0050 - $ .0050    250,000       59     $ .0050      250,000  $  .0050
$ .0050 - $ .0050    250,000       60     $ .0050      250,000  $  .0050
$ .0050 - $ .0050  1,250,000       62     $ .0050    1,250,000  $  .0050
$ .0020 - $ .0020    750,000       64     $ .0020      750,000  $  .0020
$ .0020 - $ .0020  1,875,000       66     $ .0020    1,875,000  $  .0020
$ .0020 - $ .0020  1,875,000       68     $ .0020    1,875,000  $  .0020
$ .0040 - $ .0040    316,066       51     $ .0040      316,066  $  .0040
$ .0040 - $ .0040    217,466       51     $ .0040      217,466  $  .0040
$ .0040 - $ .0040  1,087,330       51     $ .0040    1,087,330  $  .0040
$ .0040 - $ .0040  1,179,138       51     $ .0040    1,179,138  $  .0040
$ .0009 - $ .0009  5,920,000       60     $ .0009    5,920,000  $  .0009
$ .0009 - $ .0040 18,220,000       59     $ .0028   18,220,000  $  .0028

NOTE 10.       SUBSEQUENT EVENTS

Subsequent to March 31, 2006, the Company issued approximately 155,000,000 shares of common stock through April 7, 2006 in exchange for reduction of approximately $45,000 in principal and approximately $68,000 in derivative conversion option, totaling approximately $113,000 in convertible debt.

Subsequent to March 31, 2006, the Company relocated its corporate headquarters to a new location in Valencia, California.

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

Overview

    Since 1995, we have been engaged in the development of a low-cost automatic meter reading, or AMR, solution. We have developed a low-cost AMR solution that includes a proprietary system employing specialized hardware and software that will allow for residential and commercial applications. Our proprietary system is called H-Net(TM), which is a trademark of ConectiSys. Our H-Net(TM) system is currently comprised of two principal components: our H-Net(TM) 5.0 product, which itself is comprised of circuitry and a radio transmitter, and our H-Net(TM) BaseStation. Our H-Net(TM) 5.0 product is a component that is designed to be part of a digital energy meter to read and wirelessly transmit meter data to our H-Net(TM) BaseStation. Our H-Net(TM) BaseStation is designed to receive and relay the meter data over standard phone lines to a central location where the data is compiled and utilized.

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

    In August 2004, we submitted to the FCC our H-Net(TM) 5.0 product for approval for commercialization and sale and received FCC certification for this product in December 2004. In December 2004, we submitted to the FCC our H-Net(TM) BaseStation for approval for commercialization and sale and received FCC certification for this product in March 2005. Concurrently with the development of our H-Net(TM) BaseStation, which is a single- channel design, we have been developing an eight-channel H-Net(TM) BaseStation. Our eight-channel H-Net(TM) BaseStation is designed to communicate with up to 7,500 H-Net(TM) 5.0 product installations per network due to its multiple channel design and to deliver real-time energy consumption data at low-cost. In July 2005, we submitted to the FCC our eight-channel H-Net(TM) BaseStation product for approval for commercialization and sale and received FCC certification for this product in January 2006.

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

Going Concern Assumption

    We have based our financial statements on the assumption of our operations continuing as a going concern. As a result, we continue to depreciate fixed assets and show certain debts as long-term. As of March 31, 2006, we had a deficiency in working capital of approximately $4.0 million and had incurred continual net losses since our return to the development stage in fiscal 1994 of approximately $33.0 million, which raise substantial doubt about our ability to continue as a going concern. Our plans for correcting these deficiencies include the future sales and licensing of our products and technologies, and the raising of capital through the issuance of common stock and from continued officer advances, which are expected to help provide us with the liquidity necessary to meet operating expenses. An investor group has advanced us an aggregate amount of approximately $5.1 million. Over the longer-term, we plan to achieve profitability through our operations from the sale and licensing of our H-Net (TM) automatic meter-reading system. Our consolidated financial statements do not include any adjustments relating to the recoverability and classification of the recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue our existence.

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

		We adopted the provisions of SFAS No. 123 (Revised 2004), "Share-Based
Payment" ("SFAS 123R"), on January 1, 2006.  Accordingly, compensation costs for all share- based awards to employees are measured based on the grant date fair value of those awards and recognized over the period during which the employee is required to perform service in exchange for the award (generally over the vesting period of the award).  We have no awards with market or performance conditions.  Excess tax benefits as defined by SFAS 123R (when applicable) will be recognized as an addition to additional paid-in capital.
Effective January 1, 2006 and for all periods subsequent to that date, SFAS
123R supersedes our previous accounting under Accounting Principles Board
Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25").  In
March 2005, the Securities and Exchange Commission issued Staff Accounting
Bulletin No. 107 ("SAB 107") relating to SFAS 123R.  We have applied the provisions of SAB 107 in its adoption of SFAS 123R.

    We adopted SFAS 123R using the modified prospective transition method, which provides for certain changes to the method for valuing share-based compensation. The valuation provisions of SFAS 123R apply to new awards and to awards that are outstanding at the effective date and subsequently modified or cancelled. Estimated compensation expense for awards outstanding at the effective date will be recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under FASB Statement No. 123, "Accounting for Stock- Based Compensation" ("SFAS 123"). In accordance with the modified prospective transition method, our consolidated financial statements for prior periods were not restated to reflect, and do not include, the effect of SFAS 123R.

    Shares of our common stock issued in exchange for goods or services are valued at the cost of the goods or services received or at the market value of the shares issued, depending on the ability to estimate the value of the goods or services received.

Results of Operations

  COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005

      We did not generate any revenues for the three months ended March 31, 2006 and 2005. Cost of goods sold for the three months ended March 31, 2006 was $45,814 as compared to $41,712 for the three months ended March 31, 2005, representing an increase of $4,102, or 10%. This increase in cost of sales primarily was due to an increase in production of models and prototypes of our H-Net(TM) products that are used for sales and marketing purposes.

      General and administrative expenses decreased by $332,073, or 45%, to $410,825 for the three months ended March 31, 2006 as compared to $742,898 for the same period in 2005. This decrease was primarily due to decreased expenses associated with legal and consulting services.

      Interest expense increased by $38,050, or 10%, to $402,999 during the three months ended March 31, 2006 as compared to $364,949 for the same period in 2005. The increase in interest expense was primarily attributable to increased amortization of convertible debt discount and prepaid interest.

      Net loss for the three months ended March 31, 2006 decreased by $289,921, or 25%, to $859,638 as compared to a net loss of $1,149,559 for the same period in 2005. The decrease in net loss primarily resulted from the decrease in general and administrative expenses, which was partially offset by the increase in amortization of convertible debt discount and prepaid interest, as discussed above.

  COMPARISON OF RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED MARCH 31, 2006 AND 2005

      We did not generate any revenues for the six months ended March 31, 2006 and 2005. Cost of goods sold for the six months ended March 31, 2006 was $120,660 as compared to $103,674 for the six months ended March 31, 2005, representing an increase of $16,986, or 16%. This increase in cost of sales primarily was due to an increase in production of models and prototypes of our H-Net(TM) products that are used for sales and marketing purposes.

      General and administrative expenses decreased by $374,826, or 34%, to $725,111 for the six months ended March 31, 2006 as compared to $1,099,937 for the same period in 2005. This decrease was primarily due to decreased expenses associated with legal and consulting services.

      Interest expense decreased by $113,320, or 16%, to $616,894 during the six months ended March 31, 2006 as compared to $730,214 for the same period in 2005. The decrease in interest expense was primarily attributable to decreased amortization of convertible debt discount and prepaid interest.

      Net loss for the six months ended March 31, 2006 decreased by $471,160, or 24%, to $1,462,665 as compared to a net loss of $1,933,825 for the same period in 2005. The decrease in net loss primarily resulted from the decrease in general and administrative expenses and the decrease in amortization of convertible debt discount and prepaid interest, as discussed above.

LIQUIDITY AND CAPITAL RESOURCES

    During the six months ended March 31, 2006, we financed our operations solely from cash on hand and through private placements of securities. We are actively pursuing sales of our H-Net(TM) systems with meter manufacturers and other companies in the energy industry. However, we have not yet sold any H-Net(TM) systems. We have no history of revenues and have incurred significant losses since the beginning of the development of our H-Net(TM) system. We have significant accumulated and working capital deficits. As a result of our financial condition, our independent auditors have issued a report questioning our ability to continue as a going concern. Our consolidated financial statements as of and for the years ended September 30, 2005 and 2004 have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

    As of March 31, 2006, we had a working capital deficit of approximately $4.0 million and an accumulated deficit of approximately $34.0 million. As of that date, we had approximately $125,000 in cash and cash equivalents. We had accounts payable and accrued compensation expenses of approximately $2.1 million. We had other current liabilities, including amounts due to officers, accrued interest, notes payable and current portion of long term debt of approximately $2.2 million, including those issued prior to the beginning of fiscal year 2006. To the extent convertible debentures or promissory notes that we have issued are converted into shares of common stock, we will not be obligated to repay the converted amounts.

    Cash used in our operating activities totaled approximately $738,000 for the six months ended March 31, 2006 as compared to cash used in our operating activities of approximately $636,000 for the six months ended March 31, 2005. Cash used in our investing activities totaled approximately $8,000 in the six months ended March 31, 2006 as compared to no cash used in or provided by our investing activities in the six months ended March 31, 2005.

    Cash provided by our financing activities totaled approximately $352,000 for the six months ended March 31, 2006 as compared to cash provided by our financing activities of approximately $116,000 for the six months ended March 31, 2005.

    As of May 12, 2006, we were in default under our obligations to register for resale shares of our common stock underlying certain of our outstanding convertible debentures and notes. In addition, as of that date, we also were in default under our obligations to make quarterly interest payments under nearly all of our outstanding convertible debentures and notes. As of that date, we owed accrued and unpaid interest on our convertible debentures and notes in an aggregate amount of approximately $291,000 net of approximately $104,000 of prepaid interest. As of May 12, 2006, as a result of the above defaults, the holders of our secured convertible debentures and notes were entitled to pursue their rights to foreclose upon their security interest in all of our assets. However, as of that date, other than the receipt of a notice of default, we were not aware of any action taken by the holders of our secured convertible debentures and notes to pursue such rights, and as of that date we also were not aware of any other legal or similar action taken by those holders to enforce their rights or as a result of our defaults under those secured convertible debentures and notes.

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

    As of May 12, 2006, we had issued the following secured convertible debentures and notes, which provide for interest at the rate of 12% per annum, except for the notes issued in March 2005, which provide for interest at the rate of 8% per annum, and the notes issued in March and April 2006, which provide for interest at the rate of 6% per annum, and warrants to purchase common stock to various accredited inventors in connection with debenture and note offering transactions:

                        Original      Net           Remaining     Accrued and       Warrants
                        Principal  Proceeds to       Principal       Unpaid        Issued in
Issuance Date          Amount ($) ConectiSys ($)(1)  Amount ($)     Interest ($)(2) Offering(#)
---------------        ---------- ----------------- ----------    ---------------- -----------
March 29, 2002...      $ 300,000   $    225,000     $      -      $    27,300             -
May 10, 2002.....        150,000        125,000            -           36,000             -
June 17, 2002....        300,000        238,000            -           72,000             -
November 27, 2002        200,000        144,000            -              -         1,000,000
March 3, 2003....        150,000        100,000            -           27,700         750,000
May 12, 2003.....        150,000        100,000            -           36,000         750,000
November 25, 2003        100,000         76,000            -           24,000         500,000
December 3, 2003          50,000         31,000            -           12,000         250,000
December 31, 2003         50,000         44,000            -           12,000         250,000
February 18, 2004         50,000         35,000            -           12,000         250,000
March 4, 2004....        250,000        203,000            -           59,000       1,250,000
April 19, 2004...        250,000        165,000            -              -           750,000
June 30, 2004....        625,000        452,000            -              -         1,875,000
September 9, 2004        625,000        482,000            -              -         1,875,000
March 17, 2005...      1,400,000      1,148,000       1,106,510        72,300       2,800,000
March 8, 2006....        370,000        350,000         370,000         4,000       5,920,000
April 24, 2006...        100,000        100,000         100,000           300       1,600,000
                       -----------    -----------   ------------     ----------    ----------
               Total: $5,120,000     $4,018,000      $1,576,510      $394,600      19,820,000
                      ============   ============   ============     ==========    ==========

__________________
    (1) Amounts are approximate and represent net proceeds after deducting expenses incurred in connection with the offering as well as expenses for legal fees incurred in connection with preparation of reports and statements filed with the Securities and Exchange Commission.

    (2) Amounts are approximate and represent accrued and unpaid interest outstanding as of May 12, 2006. The total amount of accrued and unpaid interest does not account for approximately $104,000 of outstanding pre-paid interest.

      Each of the above outstanding secured convertible debentures or notes, except for the convertible notes issued in March 2005 and March and April 2006, are due one year following their respective issuance dates. The convertible notes issued in March 2005 are due two years following their issuance dates. . The convertible notes issued in March and April 2006 are due three years following their issuance dates. The conversion price of our secured convertible debentures is the lower of 40% of the average of the three lowest intra-day trading prices of a share of our common stock on the OTC Bulletin Board during the twenty trading days immediately preceding the conversion date, and either
(a) $.06 for the March, May and June 2002 convertible debentures, (b) $.01 for the November 2002, March and May 2003 convertible debentures, (c) $.005 for the November and December 2003 and the February, March, April, June and September 2004 convertible debentures and the March 2005 convertible notes, or (d) $.03 for the March and April 2006 convertible notes. As of May 12, 2006, the applicable conversion price was approximately $.00036 per share.

      Our continued operations are dependent on securing additional sources of liquidity through debt and/or equity financing.

      As indicated above, our consolidated financial statements as of and for the years ended September 30, 2005 and 2004 have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As discussed in this report and in Note 2 to our condensed consolidated financial statements included in this report, we have suffered recurring losses from operations and at March 31, 2006 had substantial net capital and working capital deficiencies. These factors, among others, raised substantial doubt about our ability to continue as a going concern and led our independent certified public accountants to modify their unqualified report to include an explanatory paragraph related to our ability to continue as a going concern. The consolidated financial statements included in this document do not include any adjustments that might result from the outcome of this uncertainty.

      We have been, and currently are, working toward identifying and obtaining new sources of financing. Our current convertible debenture and note investors have provided us with an aggregate of approximately $5.1 million in financing to date. No assurances can be given that they will provide any additional financing in the future. Our current secured convertible debenture and note financing documents contain notice and right of first refusal provisions and the grant of a security interest in substantially all of our assets in favor of the convertible debenture and note investors, all of which provisions will restrict our ability to obtain debt and/or equity financing from any investor other than our current investors.

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

Effect of Inflation

    Inflation did not have any significant effect on our operations during the three or six months ended March 31, 2006. Further, inflation is not expected to have any significant effect on our future operations.

Impact of New Accounting Pronouncements

    The Financial Accounting Standards Board, or FASB, has established new accounting pronouncements. We do not expect the adoption of these pronouncements to have a material impact on our financial position, results of operations or cash flows.

    In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets," which provides an approach to simplify efforts to obtain hedge-like (offset) accounting. This Statement amends FASB SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", with respect to the accounting for separately recognized servicing assets and servicing liabilities. The Statement (1) requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations; (2) requires that a separately recognized servicing asset or servicing liability be initially measured at fair value, if practicable; (3) permits an entity to choose either the amortization method or the fair value method for subsequent measurement for each class of separately recognized servicing assets or servicing liabilities; (4) permits at initial adoption a one-time reclassification of available-for-sale securities to trading securities by an entity with recognized servicing rights, provided the securities reclassified offset the entity's exposure to changes in the fair value of the servicing assets or liabilities; and (5) requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the balance sheet and additional disclosures for all separately recognized servicing assets and servicing liabilities. SFAS No. 156 is effective for all separately recognized servicing assets and liabilities as of the beginning of an entity's fiscal year that begins after September 15, 2006, with earlier adoption permitted in certain circumstances. The Statement also describes the manner in which it should be initially applied.

    In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments", which amends SFAS No. 133, "Accounting for Derivatives Instruments and Hedging Activities" and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." SFAS No. 155 amends SFAS No. 133 to narrow the scope exception for interest-only and principal-only strips on debt instruments to include only such strips representing rights to receive a specified portion of the contractual interest or principle cash flows. SFAS No. 155 also amends SFAS No. 140 to allow qualifying special-purpose entities to hold a passive derivative financial instrument pertaining to beneficial interests that itself is a derivative instrument. This statement shall be effective for all financial instruments acquired, issued or subject to a remeasurement (new basis) event occurring after the beginning of an entity's first fiscal year that begins after September 15, 2006.

ITEM 3.  CONTROLS AND PROCEDURES.

    Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) has concluded, based on his evaluation as of March 31, 2006 (the "Evaluation Date"), that the design and operation of our "disclosure controls and procedures" (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended ("Exchange Act")) are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated, recorded, processed, summarized and reported to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding whether or not disclosure is required.

    There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                     PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

    None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

      In January 2006, we issued an aggregate of 1,069,297,001 shares of common stock to four accredited investors upon conversion of an aggregate of $75,060 in principal on our convertible debentures.

      In February 2006, we issued an aggregate of 2,417,320,212 shares of common stock to four accredited investors upon conversion of an aggregate of $99,994 in principal on our convertible debentures.

      In March 2006, we issued an aggregate of 1,706,917,833 shares of common stock to four accredited investors upon conversion of an aggregate of $207,959 in principal on our convertible debentures.

      The issuances of our securities described above were made in reliance upon the exemption from registration available under Section 4(2) of the Securities Act of 1933, as amended, as transactions not involving a public offering. This exemption was claimed on the basis that these transactions did not involve any public offering and the purchasers in each offering were sophisticated and had sufficient access to the kind of information registration would provide, including our most recent Annual Report on Form 10-KSB and our most recent Quarterly Report on Form 10- QSB.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

    As of May 12, 2006, we were in default under our obligations to register for resale shares of our common stock underlying certain of our outstanding convertible debentures and notes. In addition, as of that date, we also were in default under our obligations to make quarterly interest payments under nearly all of our outstanding convertible debentures and notes. As of that date, we owed accrued and unpaid interest on our convertible debentures and notes in an aggregate amount of approximately $291,000 net of approximately $104,000 of prepaid interest. As of May 12, 2006, as a result of the above defaults, the holders of our secured convertible debentures and notes were entitled to pursue their rights to foreclose upon their security interest in all of our assets. However, as of that date, other than the receipt of a notice of default, we were not aware of any action taken by the holders of our secured convertible debentures and notes to pursue such rights, and as of that date we also were not aware of any other legal or similar action taken by those holders to enforce their rights or as a result of our defaults under those secured convertible debentures and notes.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    During the three months ended March 31, 2006, no matters were submitted to a vote of the holders of our securities.

ITEM 5.  OTHER INFORMATION.

    None.

ITEM 6.  EXHIBITS.

    Exhibits
    --------

    Exhibit No.       Description
    -----------       -----------
      31.1            Certification Required by Rule 13a-14(a) of the
                      Securities Exchange Act of 1934, as amended, as Adopted
                      Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

      31.2 Certification Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

      32.1 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                  SIGNATURES

    In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       CONECTISYS CORPORATION


  Date:  May 15, 2006                  By:  /s/ ROBERT A. SPIGNO
                                          -------------------------------------
                                          Robert A. Spigno, Chairman of the
                                          Board, President, Chief Executive
                                          Officer and Chief Financial Officer
                                          (principal executive officer and
                                          principal financial and accounting
                                          officer)

               EXHIBITS FILED WITH THIS REPORT ON FORM 10-QSB

    Exhibit No.       Description
    -----------       -----------
      31.1            Certification Required by Rule 13a-14(a) of the
                      Securities Exchange Act of 1934, as amended, as Adopted
                      Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

      31.2 Certification Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

      32.1 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002