Form 10QSB
period 2006-06-30
CONECTISYS CORP
filed 2006-08-21
CIK 790273

<pre>


================================================================================

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)
 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
              For the quarterly period ended JUNE 30, 2006 or

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

As of August 16, 2006, there were 14,243,561,220 shares of the issuer's common stock, no par value per share, outstanding.

Transitional Small Business Disclosure Format (Check one): Yes |   | No |X|


                           PART I - FINANCIAL INFORMATION

                                                                          Page
                                                                          ----

Condensed Consolidated Balance Sheet as of June 30, 2006 (unaudited).......F-1

Condensed Consolidated Statements of Operations for the Three
     and Nine Months Ended June 30, 2006 (unaudited) and 2005 (unaudited)
     and the Cumulative Period From December 31, 1990 (Inception)
     Through June 30, 2006 (unaudited).....................................F-4

Condensed Consolidated Statements of Changes in Shareholders'
     Equity (Deficit) for the Cumulative Period From
     December 31, 1990 (Inception) Through June 30, 2006 (unaudited).......F-5

Condensed Consolidated Statements of Cash Flows for the Nine
     Months Ended June 30, 2006 (unaudited) and 2005 (unaudited) and the Cumulative Period From December 31, 1990 (Inception) Through
     June 30, 2006 (unaudited)............................................F-15

Notes to Condensed Consolidated Financial Statements (unaudited)..........F-18

Item 2.  Management's Discussion and Analysis or Plan of Operation...........2

Item 3.  Controls and Procedures.............................................9

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings..................................................11

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds........11

Item 3.  Defaults Upon Senior Securities....................................11

Item 4.  Submission of Matters to a Vote of Security Holders................12

Item 5.  Other Information..................................................12

Item 6.  Exhibits...........................................................13

Signatures..................................................................14

Exhibits Filed with this Report on Form 10-QSB..............................15

ITEM 1. FINANCIAL STATEMENTS.

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) CONDENSED CONSOLIDATED BALANCE SHEET
June 30, 2006
                                                                  June 30,
                                                                    2006
                                                                 Unaudited

Assets
Current assets
  Cash and cash equivalents                                $           147,803
  Prepaid expenses                                                      85,536
                                                             -----------------
Total current assets                                                   233,339

Property and equipment, net of accumulated
  depreciation of $349,975                                              82,281

Other assets
  License and technology, net of accumulated
    amortization of $421,478                                                 0
  Loan fees, net of accumulated
    amortization of $514,804                                            24,751
                                                             -----------------
Total assets                                               $           340,371
                                                             =================


The accompanying notes are an integral part of these condensed consolidated financial statements.

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) CONDENSED CONSOLIDATED BALANCE SHEET
June 30, 2006

                                                                  June 30,
                                                                    2006
                                                                 Unaudited

Liabilities and shareholders' equity (deficit)
Current liabilities
  Accounts payable                                         $           160,659
  Accrued compensation                                               1,841,372
  Due to officers                                                          440
  Accrued interest payable                                             298,031
  Other current liabilities                                             32,584
  Notes payable and current portion of
    long-term debt                                                   2,021,339
                                                             -----------------
Total current liabilities                                            4,354,425

Long-term debt, net of current portion                               1,053,659
                                                             -----------------

Total liabilities                                                    5,408,084

Shareholders' equity (deficit)
Preferred stock - Class A, $1.00 par value;
  1,000,000 shares authorized, 215,865 shares
  issued and outstanding                                               215,865
Convertible preferred stock - Class B, $1.00
  par value; 1,000,000 shares authorized,
  -0- shares issued and outstanding                                          0
Common stock - 50,000,000,000 shares authorized,
  no par value; 13,909,025,887 shares issued
  and outstanding                                                   28,079,735
Additional paid-in capital:
  Convertible preferred stock - Class B $1.00 par
    value, 1,000,000 stock options exercisable                         100,000
  Common stock, no par value 23,020,000
    options and warrants exercisable                                 1,369,815

Accumulated deficit during development stage                       (34,833,128)
                                                             -----------------
Total shareholders' equity (deficit)                                (5,067,713)
                                                             -----------------
Total liabilities and shareholders' equity (deficit)       $           340,371
                                                             =================


The accompanying notes are an integral part of these condensed consolidated financial statements.

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Nine Months Ended June 30, 2006 and 2005
And the Cumulative Period
From December 31, 1990 (Inception) Through June 30, 2006

<table>                                                                                                     Dec. 1, 1990
                                                                                                            (Inception)
                                                                                                              Period
                                 3 Months Ended      3 Months Ended     9 Months Ended     9 Months Ended     Through
                                      June 30,            June 30,            June 30,           June 30,     June 30,
                                        2006                2005               2006               2005          2006
                                     Unaudited          Unaudited           Unaudited          Unaudited      Unaudited
                                                                                                             C>
Revenues                        $                0 $                 0 $                0 $                0 $  517,460

Cost of prototypes and samples              67,903              32,121            188,563            135,795  1,319,932
                                 -----------------  -----------------   -----------------  ----------------- ----------
Gross loss                                 (67,903)            (32,121)          (188,563)          (135,795)  (802,472)

General and administrative expenses        249,349             397,652            974,460          1,497,589 22,652,608
Bad debt                                         0                   0                  0                  0  1,680,522
Write-off of intangible assets                   0                   0                  0                  0  1,299,861
                                  -----------------  -----------------   -----------------  ----------------- ----------
Loss from operations                      (317,252)           (429,773)        (1,163,023)        (1,633,384)(26,435,463)

Other income (expenses)
  Forgiveness of debt                            0                   0                  0                  0     504,462
  Settlement                                     0                   0                  0                  0    (125,000)
  Other income                                   0                   0                  0                  0      12,072
  Interest income                              642                   0                642                  0     103,566
  Interest expense                        (387,305)           (549,666)        (1,004,199)        (1,279,882) (7,877,523)
  Minority interest                              0                   0                  0                  0      62,500
                                 ------------------  -----------------   -----------------  ----------------- -----------
Net loss                         $        (703,915)  $        (979,439)       (2,166,580)$       (2,913,266)$(33,755,386)
                                  =================  =================   =================  ================ ============
Weighted average shares
outstanding                         13,711,421,521       4,606,915,696     10,675,043,498      2,743,784,176

Net loss per share-basic and diluted         (0.00)              (0.00)             (0.00)             (0.00)


The accompanying notes are an integral part of these condensed consolidated financial statements.


CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
For the Cumulative Period from December 1, 1990 (Inception) Through June 30, 2006


                                                                                                         Dec. 1, 1990
                                                                                                         (Inception)
                                                                                                           Period
                             3 Months Ended      3 Months Ended     6 Months Ended     6 Months Ended      Through
                                Mar. 31,           Mar. 31,            Mar. 31,           Mar. 31,        Mar. 31,
                                 2006                2005               2006               2005             2006
                            -----------------  -----------------   -----------------  -----------------  --------------
                               (Unaudited)        (Unaudited)         (Unaudited)        (Unaudited)      (Unaudited)

Revenues                   $               0    $             0    $               0   $              0  $     517,460

Cost of prototypes and samples        45,814             41,712              120,660            103,674      1,252,029
                            -----------------   -----------------   -----------------  ----------------- ---------------
Gross profit                         (45,814)            (41,712)          (120,660)          (103,674)        (734,569)
General and
 administrative expenses             410,825             742,898            725,111          1,099,937       22,403,259
Bad debt                                   0                   0                  0                  0        1,680,522
Write-off of intangible
  assets                                   0                   0                  0                  0        1,299,861
                            -----------------  -----------------   -----------------  -----------------  ---------------
Loss from operations                (456,639)           (784,610)          (845,771)        (1,203,611)     (26,118,211)

Other income (expenses)
Forgiveness of debt                        0                   0                  0                  0          504,462
  Settlement                               0                   0                  0                  0         (125,000)
  Other income                             0                   0                  0                  0           12,072
  Interest income                          0                   0                  0                  0          102,924
  Interest expense                  (402,999)           (364,949)          (616,894)          (730,214)      (7,490,218)
  Minority interest                        0                   0                  0                  0           62,500
                            -----------------  -----------------   -----------------  -----------------  ---------------
Net loss                    $       (859,638)  $      (1,149,559)  $     (1,462,665)  $     (1,933,825)  $  (33,051,471)
                            =================  =================   =================  =================  ===============
Weighted average shares
 outstanding                  10,685,497,653       2,336,849,668      9,140,171,090      1,799,502,955

Net loss per share - basic and diluted              (0.00)              (0.00)             (0.00)             (0.00)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
For the Cumulative Period from December 1, 1990 (Inception) Through June 30, 2006



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


CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
For the Cumulative Period from December 1, 1990 (Inception) Through June 30, 2006



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


CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
For the Cumulative Period from December 1, 1990 (Inception) Through June 30, 2006



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


CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
For the Cumulative Period from December 1, 1990 (Inception) Through June 30, 2006


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


CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
For the Cumulative Period from December 1, 1990 (Inception) Through June 30, 2006


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


CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
For the Cumulative Period from December 1, 1990 (Inception) Through June 30, 2006


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


CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
For the Cumulative Period from December 1, 1990 (Inception) Through June 30, 2006


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


CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
For the Cumulative Period from December 1, 1990 (Inception) Through June 30, 2006

                                                                                                    Deficit
                                                                                                  Accumulated       Total
                                  Preferred Stock       Common Stock        Additional   Stock     During the  Shareholders'
                                     Class A            No Par Value         Paid-in   Subscript. Development      Equity
                                  Shares    Value     Shares       Value     Capital   Receivable    Stage        (Deficit)
                               --------- ----------  ---------- ----------- ---------- ---------- ------------ -----------
Shares issued in exchange for:
Services, October 2003 through
  August 2004 valued from
  $0.0008 to $0.0026 per share       0   $       0   57,300,000 $    78,400 $         0 $        0 $        0  $     78,400
Issuance of 7,000,000 warrants
 November 2003 through
 September 2004 at exercise
 Prices ranging from $0.002 to
 $0.005 per share, in
 conjunction with $2,000,000
 principal value of 12%
 convertible debt                    0           0            0            0       9,447         0          0         9,447
Debt and accrued liabilities
  December 2003 with
  preferred stock class A
  valued at $1.00 per share     15,845 A    15,845            0            0           0         0          0        15,845
Debt and accrued liabilities
  November 2003 to September
  2004 with common shares
  valued from $0.001 to $0.0025
  per share                          0           0  156,625,000      163,575           0         0          0       163,575
Cash, November 2003 through
  March 2004 with prices of
  approximately $0.0010              0           0   74,670,000       75,000           0         0          0        75,000
  per share
Re-characterization of beneficial
  conversion option as derivative
  conversion option , October 2003
  pertaining to $963,205 of
  convertible debt at
  September 30, 2003                 0           0            0            0    (881,550)        0         0      (881,550)
Conversion of $218,115 principal
  value of 12% convertible debt
  $327,172 of derivative
  conversion option
  along with $49,008 accrued
  interest, net of $28,571
  convertible debt discount          0           0  352,352,250      565,724            0        0                 565,724
Net loss for the year                0           0            0            0            0        0   (4,228,827)(4,228,827)
                             --------- ----------   -----------  -----------  ----------- ---------- ------------ -----------
Balance, September 30, 2004  215,865   $215,865   1,131,172,122  $20,690,236   $1,462,958 $      0 $(29,533,865)$(7,164,806)


The accompanying notes are an integral part of these condensed consolidated financial statements.


CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
For the Cumulative Period from December 1, 1990 (Inception) Through June 30, 2006

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
  and prepaid retainer
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



CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
For the Cumulative Period from December 1, 1990 (Inception) Through June 30, 2006

                                                                                                   Deficit
                                                                                                 Accumulated       Total
                                  Preferred Stock       Common Stock        Additional   Stock     During the   Shareholders'
                                     Class A            No Par Value         Paid-in   Subscript. Development      Equity
                                  Shares    Value     Shares       Value     Capital   Receivable    Stage        (Deficit)
                                --------- ----------  ---------- ----------- ---------- ---------- -----------   ------------
Shares issued in exchange for:
Cash, April through June 2006
  with a price ranging from
  $0.00025 to $0.0005 per
  share                                                200,000,000    75,000                                         75,000
Services, March 2006 valued
  at approximately $0.0007 per share                     4,368,872     3,100                                          3,100
Issuance of 10,720,000 warrants
 June 2006 at an exercise
 price of $0.0009 per share, in
 conjunction with $670,000
 principal value of 6%
 convertible debt                      0          0              0         0       3,101       0             0        3,101
Conversion of $529,714 principal
  value of convertible debt,
  $794,572 of derivative
  conversion option
  along with $8,261 accrued
  interest, net of $0
  convertible debt discount            0          0  6,315,792,017 1,332,547                   0             0    1,332,547
Net loss for the period                0          0              0         0             0     0    (2,166,580)  (2,166,580)
                               ---------- ---------- ------------- ------------ ----------- ------- -----------  ------------
Balance, June 30, 2006           215,865  $ 215,865 13,009,025,887$28,079,735   $1,469,815 $   0  $(34,833,128) $(5,067,713)
                               ========== ========= ==============  ===========  =========== ====== ============ ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended June 30, 2006 and 2005
And the Cumulative Period
From December 31, 1990 (Inception) Through June 30, 2006

                                                                                   Dec. 1, 1990
                                                                                    (Inception)
                                          9 Months Ended       9 Months Ended         Through
                                               June 30,           June 30,            June 30,
                                                2006                2005               2006
                                              Unaudited          Unaudited           Unaudited

Operating activities
  Net (loss)                            $       (2,166,580)$        (2,913,266)$      (33,755,386)
    Adjustments to reconcile net (loss)
      to net cash provided by (used in)
      operating activities:
        Provision for bad debt                           0                   0          1,422,401
        Depreciation and amortization               10,645              19,459          1,739,575
        Stock issued for services                    3,100             408,862          7,648,473
        Stock issued for interest                        0              41,764            535,591
        Settlements                                      0                   0            (25,000)
        Minority interest                                0                   0            (62,500)
        Intangibles                                      0                   0          1,299,861
        Amortization of loan fees
          and note discounts                       612,670             768,682          3,254,594
        Mark-to-market of derivative
          conversion option                        338,101             405,670          3,020,232
        Forgiveness of debt                              0                   0           (504,462)
Changes in operating assets and liabilities
  (Increase) decrease in assets
    Accounts receivable                                  0                   0             (4,201)
    Prepaid expenses                                68,648             112,808            179,212
    Interest receivable                                  0                   0            (95,700)
  Increase (decrease) in liabilities
    Accounts payable                              (155,558)              1,423          1,228,785
    Accrued compensation                           158,181             224,701          3,013,380
    Due to officers                                     55             (26,280)           631,201
    Accrued interest and other current
      liabilities                                   87,949             (22,743)           949,714
                                          -----------------  -----------------   -----------------
      Total adjustments                          1,123,791           1,934,346         24,231,156
                                          -----------------  -----------------   -----------------
Net cash used in
  operating activities                          (1,042,789)           (978,920)        (9,524,230)

The accompanying notes are an integral part of these condensed consolidated financial statements.


CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended June 30, 2006 and 2004
And the Cumulative Period
From December 31, 1990 (Inception) Through June 30, 2006

                                                                                   Dec. 1, 1990
                                                                                    (Inception)
                                           9 Months Ended      9 Months Ended         Through
                                               June 30,           June 30,            June 30,
                                                2006                2005               2006
                                              Unaudited          Unaudited           Unaudited

Investing activities
    Increase in notes receivable          $              0 $                 0 $       (1,322,500)
  Cost of license & technology                           0                   0            (94,057)
  Purchase of equipment                            (53,669)                  0           (299,074)
                                          -----------------  -----------------   -----------------
Net cash used in
  investing activities                             (53,669)                  0         (1,715,631)

Financing activities
  Common stock issued for cash                      75,000               5,000          3,567,172
  Stock warrants                                     3,101                 454            203,435
  Preferred stock issued for cash                        0                   0             16,345
  Proceeds from stock purchase                           0                   0            281,250
  Loan fees                                        (20,000)            (26,000)          (579,555)
  Proceeds from debts
    Related party                                        0                   0            206,544
    Other                                          667,395             809,977          8,314,216
  Payments on debt
    Related party                                        0                   0            (53,172)
    Other                                                0             (28,271)          (604,536)
  Decrease in subscription receivable                    0                   0             35,450
  Contributed capital                                    0                   0                515
                                          -----------------  -----------------   -----------------
Net cash provided by
  financing activities                             725,496             761,160         11,387,664
                                          -----------------  -----------------   -----------------
Net increase (decrease) in cash and
 cash equivalents                                 (370,962)           (217,760)           147,803

Cash and cash equivalents at
  beginning of period                              518,765             550,044                  0
                                          -----------------  -----------------   -----------------
Cash and cash equivalents at end
  of period                              $         147,803  $          332,284 $          147,803
                                          =================  =================   =================

The accompanying notes are an integral part of these condensed consolidated financial statements.


CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended June 30, 2006 and 2005
      And the Cumulative Period
From December 31, 1990 (Inception) Through June 30, 2006


                                                                                   Dec. 1, 1990
                                                                                    (Inception)
                                           9 Months Ended      9 Months Ended         Through
                                               June 30,           June 30,            June 30,
                                                2006                2005               2006
                                              Unaudited          Unaudited           Unaudited


Cash paid during the period for
  Interest                                               0              14,653            699,490
  Income Taxes                                           0                   0             14,450

Non-cash investing and financing activities
  Common stock issued for
    Note receivable                                      0                   0            281,250
    Prepaid expenses                                     0                   0            264,748
    Property and equipment                               0                   0            130,931
    Licenses & technology                                0                   0          2,191,478
    Acquisition of remaining
     minority interest in subsidiary                     0                   0             59,247
    Repayment of debt                            1,324,286           4,718,160         13,212,493
    Accrued services & interest                      8,261             450,626          5,215,463
  Preferred stock issued for
    Services                                                                 0             75,845
    Repayment of debt                                    0                   0            119,520
  Preferred stock options issued for
    repayment of debt                                    0                   0            100,000

  Re-characterize beneficial
    conversion option as debt                            0                   0            881,550

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006

Note 1.         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements contained in the Company's Annual Report on Form 10-KSB for the year ended September 30, 2005. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for the fair presentation have been included. The results for the nine months ended June 30, 2006 do not necessarily indicate the results that may be expected for the full year.

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

As of June 30, 2006, the Company had 13,909,025,887 shares of common stock outstanding. If all of the Company's unexpired stock warrants and options (including contingent issuances) were exercised, and all the principal value and accrued interest on its outstanding convertible debentures were converted, the Company's incremental common shares (not included in the denominator of diluted earnings (loss) per share because of their anti-dilutive nature) would be as follows:

Class B preferred stock options                   10,000,000
Convertible note holder - common stock warrants   23,020,000
                                              --------------
Subtotal                                          33,020,000

Accrued officer compensation ($440,000),
convertible into common stock                    358,758,842

Convertible note holder principal value
($1,755,998), accrued interest ($298,031)
assumed converted into common stock at
$0.0002 per share                             10,270,145,000
                                              --------------
Total potential common stock equivalents      10,661,923,842

Reclassifications

Certain prior period amounts have been reclassified to conform to the current year's presentation.

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006


NOTE 2. GOING CONCERN UNCERTAINTY

As of June 30, 2006, the Company had a deficiency in working capital of approximately $4,000,000 and had incurred continual net losses since its return to the development stage in fiscal 1996, of approximately $34,000,000, which raise substantial doubt about the Company's ability to continue as a going concern.

Management's plans for correcting these deficiencies include the future sales and licensing of the Company's products and technologies, the raising of capital through the issuance of common stock and from continued officer advances, which are expected to help provide the Company with the liquidity necessary to meet operating expenses. An investor group had previously advanced the Company an aggregate amount of $3,250,000 through fourteen similar funding tranches occurring in April 2002, May 2002, June 2002, November 2002, March 2003, May 2003, November 2003, December 2003, December 2003, February 2004, March 2004, April 2004, June 2004 and September 2004. During the year ended September 30, 2005, the same investor group advanced the Company an additional $1,400,000. The Company received $158,033 in March 2005, $108,733 in April 2005, $543,665 in
June 2005 and $589,569 in September 2005, including certain fees payable, in connection with this additional financing. During the nine months ended June 30, 2006, the same group of investors committed to advance the Company an additional $1,270,000. The Company received $370,000 in March 2006, $100,000 in April 2006, $100,000 in May 2006 and $100,000 in June 2006 including certain fees associated with the financing agreement. Over the longer term, the Company plans to achieve profitability through its operations from the sale and licensing of its H-Net(TM) automatic meter-reading system. The accompanying condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of the recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

NOTE 3.   PREPAID EXPENSES AND DEPOSITS

The Company has accrued a prepaid expense of $80,000 as a staying bonus for its Chief Executive Officer as per his employment contract (see NOTE 13). The staying bonus is being amortized over the calendar year 2006. For the calendar year ended December 31, 2006, $40,000 of this expense was amortized as officer salaries with a balance of $40,000 at June 30, 2006.

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006

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

During the year ended September 30, 2005, an additional $6,264, $33,190 and $37,343 were amortized, respectively, related to this prepaid interest for a total of $76,797. The balances at June 30, 2006 tentatively were $10,174, $22,700 and $33,137 for a total prepaid interest of $66,011. As of June 30, 2006, the Company had converted all convertible debentures relating to the $10,174, $22,700 and $33,137 prepaid balances. These amounts are being applied to the remaining accrued and unpaid interest on other debentures. In March 2005, April 2005, May 2005 and September 2005, the Company prepaid $1,033, $1,033, $5,165 and $36,665 respectively for a total of $43,896 in interest in connection with the convertible debenture financing. These amount were either fully amortized or are being applied against the accrued interest liability. As a result, there is no prepaid interest included in prepaid expenses.

Included in prepaid expenses is $20,000 in an escrow account designated for key man life insurance. Also included are prepaid retainers to a law firm for $23,536 and another deposit of $2,000.

As of June 30, 2006, the balance in prepaid expenses was $85,536.

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

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006

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

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006

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

Total amortization on the one- and two-year lives of all loan fees amounted to $97,034 during the year ended September 30, 2004, leaving an unamortized balance at September 30, 2004 of $144,705. During the year ended September 30, 2005, total amortization of loan fees amounted to $129,505, leaving an unamortized balance of $15,200. During the nine months ended March 31, 2006, total amortization of loan fees amounted to $6,106, leaving an unamortized balance of $9,094.

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

In March, April, May and June 2006, the Company received another $670,000 from the above accredited investor group in exchange for 6% convertible debentures, convertible at the lesser of $0.03 per share and 40% of the average of the lowest three intra-day trading prices of a share of common stock during the 20 trading days immediately preceding conversion. The convertible debentures were accompanied by 10,720,000 common stock warrants, exercisable over a five-year period at $0.0009 per share. Loan fees associated with these loans amounted to $20,000.

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006

NOTE 4.   LOAN FEES (continued)

Total new loan fees during the year ended September 30, 2005 amounted to $42,368. During the year ended September 30, 2005, total amortization of the loan fees amounted to $12,366, leaving an unamortized balance of $45,202. The Company incurred $20,000 in loan fees during the nine months ended June 30, 2006. During the nine months ended June 30, 2006, total amortization of the loan fees amounted to $40,451, leaving an unamortized balance of $24,751 at June 30, 2006.


NOTE 5.    DUE TO/FROM OFFICERS

At September 30, 2001, a revolving promissory note agreement for $56,880 was drawn up, due on demand, at an annual interest rate of 18%, for unpaid cumulative advances (plus interest) made by the Company's CEO. During the year ended September 30, 2002, cash advances of $31,500 were made. Additionally, the loan account was increased by $120,875, representing the value of 2,361,814 restricted shares of the Company's common stock held by the CEO, which were used as collateral and transferred to a note holder in June of 2002 to partially cover a $300,000 debt, and by $16,202, representing the value of 794,857 restricted shares of the Company's common stock held by the CEO, which were pledged to and sold by a convertible note holder on a Company obligation in default. Repayments of debt by the Company amounted to $144,806 and accrued interest amounted to $6,913 during the year ended September 30, 2002, resulting in a loan balance due the CEO at September 30, 2002 of $87,564. During the year ended September 30, 2003, additional cash advances totaling $37,869 were made, along with $37,423, representing another 1,835,885 restricted shares of the Company's common stock pledged and sold by the above note holder. Repayments of debt by the Company amounted to $136,009, including re-issuance of 2,361,814 restricted shares of the Company's common stock valued at $120,875 that had been transferred to a note holder during the previous fiscal year. Accrued interest during the year ended September 30, 2003 was $10,073, bringing
the loan balance due the CEO at September 30, 2003 to $36,920.   During the
year ended September 30, 2004, the Company repaid $32,673. Accrued interest of $3,558 during the period brought the loan balance due the CEO at September 30, 2004 to $7,805. During the year ended September 30, 2005, the Company repaid $45,715 including accrued interest during the period of $212 creating a balance due from officer of $37,698 which has been applied to accrued compensation due to the CEO. There was no amount due to the CEO at June 30, 2006.

At September 30, 2001, a promissory note agreement for $25,874 was drawn up, due on demand, at an annual interest rate of 18 percent, for cumulative advances (plus interest) made by the Company's Secretary/Treasurer. The Secretary/Treasurer had also borrowed on a personal credit card for the Company's behalf in the amount of $18,455, bringing the total obligation due the Secretary/Treasurer at September 30, 2001 to $44,329. During the year ended September 30, 2002, the personal credit card balance was virtually paid-off. Additional loan advances were $19,500, loan repayments were $39,500, and accrued interest was $2,269 during the year ended September 30, 2002, bringing the aggregate loan balance due the Secretary/Treasurer at September 30, 2002 to $8,143. During the year ended September 30, 2003, additional cash advances of $37,500 were made, and accrued interest was $6,522, resulting in a loan balance due the Secretary/Treasurer at September 30, 2003 of $52,165. During the year ended September 30, 2004, the Company repaid $25,655 and received an additional $666 from the Treasurer. Accrued interest amounted to $8,077 during the period bringing the loan balance due the Secretary at September 30, 2004 to $35,253. During the year ended September 30, 2005, the Company repaid $37,962.
Accrued interest during the period amounted to $3,094, bringing the loan balance at September 30, 2005 to $385. Accrued interest for the nine months ended June 30, 2006 amounted to $55, bringing the loan balance at June 30, 2006 to $440. The loan balance at June 30, 2006 is due on demand and continues to accrue interest at the rate of 18% per year.

The Secretary/Treasurer employment contract was not extended beyond the April 1, 2005 expiration date. She has been retained as a consultant effective May 1, 2006 through October 31, 2006 unless extended by agreement.

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006

NOTE 5.    DUE TO/FROM OFFICERS (continued)

During the period May through September 2002, the Company's Chief Technical Officer advanced the Company $32,946, corresponding to 684,407 restricted shares of the Company's common stock held by the officer, which were pledged to and sold by a convertible note holder on a Company obligation in default. Accrued interest at the annual rate of 18% was $1,831 through the end of the fiscal year, bringing the total loan amount to $34,777 at September 30, 2002. In November 2002, the Company re-issued the 684,407 restricted shares to the Chief Technical Officer (valued at $32,946) that had been pledged to and sold by the convertible note holder during the previous fiscal year. Accrued interest amounted to $1,205 during the year ended September 30, 2003, resulting in a loan balance of $3,036 as of that date. During the year ended September 30, 2004, the Company repaid $15,623. During the year ended September 30, 2004, accrued interest amounted to $294, which brought the tentative balance due from the Chief Technical Officer to $12,293. This amount has been applied against the accrued compensation owed the Chief Technical Officer, resulting in a net amount due to/from the officer at June 30, 2006 of $0.

The aggregate amount due officers at June 30, 2006 was $440 and interest expense on the officer loans amounted to $55 for the nine months ended June 30, 2006.

As of June 30, 2006, the Company owed its officers $1,841,372 in accrued compensation. Of this amount, $440,000 was attributable to aggregate staying bonuses payable to the President and Acting Secretary/Treasurer of the Company as of June 30, 2006. The staying bonuses are to be compensated for with the Company's common stock, valued at the average bid and ask price for the stock for the 30 days prior to each respective year-end issuance date. The total common stock to be issued as staying bonuses amounted to 358,758,842 shares at June 30, 2006, including 289,156,627 shares attributable to the staying bonus earned as of December 31, 2005.

As of May 1, 2006, the Company approved and appointed Rodney H. Lighthipe as Secretary and Treasurer and Robert A. Spigno as Chief Financial Officer thereby, replacing Patricia A. Spigno who retired from these positions.

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006

NOTE 6.    NOTES PAYABLE

Notes payable at June 30, 2006 consisted of the following:

Convertible Debentures - secured by substantially all the assets of the Company

     Convertible Debenture #1

     Note payable to AJW Partners, LLC
      (Convertible Debenture) due on
      March 29, 2003 at an annual interest
      rate of 12%                                         $    0

     Accrued interest of $7,075 and principal
      on Convertible Debenture convertible
      into approximately 35,375,000
      shares of common stock at the price
      of $0.0002 at June 30, 2006                        7,075  $     7,075
                                                         -------

     Note payable to New Millennium Capital
      Partners II, LLC (Convertible Debenture)
      due on March 29, 2003 at an annual interest
      rate of 12%                                        $     0

     Accrued interest of $7,075 and principal
      on Convertible Debenture convertible
      into approximately 35,375,000
      shares of common stock at the price
      of $0.0002 at June 30, 2006                        7,075        7,075
                                                         -------

     Note payable to AJW/New Millennium
      Offshore, Ltd. (Convertible Debenture)
      due on March 29, 2003 at an annual
      interest rate of 12%                                $    0

     Accrued interest of $8,136 and principal
      on Convertible Debenture convertible
      into approximately 40,680,000
      shares of common stock at the price
      of $0.0002 at June 30, 2006                       8,136  $    8,136
                                                         -------

     Note payable to Pegasus Capital Partners,
      LLC (Convertible Debenture) due on
      March 29, 2003 at an annual interest
      rate of 12%                                         $    0

     Accrued interest of $4,975 and principal
      on Convertible Debenture convertible
      into approximately 24,875,000
      shares of common stock at the price
      of $0.0002 at June 30, 2006                        4,975  $   4,975
                                                         -------

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006

NOTE 6.    NOTES PAYABLE (continued)

    Convertible Debenture #2

     Note payable to AJW Partners, LLC
      (Convertible Debenture) due on
      May 10, 2003 at an annual interest
      rate of 12%                                         $     0

     Accrued interest of $9,600 and principal
      on Convertible Debenture convertible
      into approximately 48,000,000
      shares of common stock at the price
      of $0.0002 at June 30, 2006                         9,600  $   9,600
                                                         --------

     Note payable to New Millennium Capital
      Partners II, LLC (Convertible Debenture)
      due on  May 10, 2003 at an annual
      interest rate of 12%                                $     0

     Accrued interest of $9,600 and principal
      on Convertible Debenture convertible
      into approximately 48,000,000
      shares of common stock at the price
      of $0.0002 at June 30, 2006                         9,600  $     9,600
                                                          -------

     Note payable to AJW/New Millennium
      Offshore, Ltd. (Convertible Debenture)
      due on May 10, 2003 at an annual
      interest rate of 12%                               $     0

     Accrued interest of $10,800 and principal
      on Convertible Debenture convertible
      into approximately 54,000,000
      shares of common stock at the price
      of $0.0002 at June 30, 2006                        10,800  $   10,800
                                                          -------

     Note payable to Pegasus Capital Partners,
      LLC (Convertible Debenture) due on
      May 10, 2003 at an annual
      interest rate of 12%                                $     0

     Accrued interest of $6,000 and principal
      on Convertible Debenture convertible
      into approximately 30,000,000
      shares of common stock at the price
      of $0.0002 at June 30, 2006                         6,000  $   6,000
                                                          -------

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006

NOTE 6.    NOTES PAYABLE (continued)

     Convertible Debenture #3

     Note payable to AJW Partners, LLC
      (Convertible Debenture) due on
      June 17, 2003 at an annual interest
      rate of 12%                                         $     0

     Accrued interest of $19,200 and principal
      on Convertible Debenture convertible
      into approximately 96,000,000
      shares of common stock at the price
      of $0.0002 at June 30, 2006                        19,200  $   19,200
                                                         --------

     Note payable to New Millennium Capital
      Partners II, LLC (Convertible Debenture)
      due on  June 17, 2003 at an annual
      interest rate of 12%                                $     0

     Accrued interest of $19,200 and principal
      on Convertible Debenture convertible
      into approximately 96,000,000
      shares of common stock at the price
      of $0.0002 at June 30, 2006                        19,200 $   19,200
                                                          -------

     Note payable to AJW/New Millennium
      Offshore, Ltd. (Convertible Debenture)
      due on June 17, 2003 at an annual
      interest rate of 12%                                $     0

      Accrued interest of $21,600 and principal
      on Convertible Debenture convertible
      into approximately 108,000,000
      shares of common stock at the price
      of $0.0002 at June 30, 2006                        21,600  $   21,600
                                                         --------

     Note payable to Pegasus Capital Partners,
      LLC (Convertible Debenture) due on
      June 17, 2003 at an annual
      interest rate of 12%                                $     0

     Accrued interest of $12,000 and principal
      on Convertible Debenture convertible
      into approximately 60,000,000
      shares of common stock at the price
      of $0.0002 at June 30, 2006                        12,000  $   12,000
                                                         --------

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006

NOTE 6.    NOTES PAYABLE (continued)

   Convertible Debenture #5

     Note payable to AJW Partners, LLC
      (Convertible Debenture) due on
      March 3, 2004 at an annual interest
      rate of 12%                                         $     0

     Accrued interest of $9,240 and principal
      on Convertible Debenture convertible
      into approximately 46,200,000
      shares of common stock at the price
      of $0.0002 at June 30, 2006                         9,240  $    9,240
                                                          -------

     Note payable to AJW Offshore, Ltd.
      (Convertible Debenture) due on
      March 3, 2004 at an annual interest
      rate of 12%                                         $     0

     Accrued interest of $9,240 and principal
      on Convertible Debenture convertible
      into approximately 46,200,000
      shares of common stock at the price
      of $0.0002 at June 30, 2006                         9,240  $    9,240
                                                          -------

     Note payable to AJW Qualified Partners,
      LLC (Convertible Debenture) due on
      March 3, 2004 at an annual interest
      rate of 12%                                         $     0

     Accrued interest of $9,240 and principal
      on Convertible Debenture convertible
      into approximately 46,200,000
      shares of common stock at the price
      of $0.0002 at June 30, 2006                         9,240  $    9,240
                                                          -------

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006


NOTE 6.    NOTES PAYABLE (continued)

     Convertible Debenture #6

     Note payable to AJW Partners, LLC
      (Convertible Debenture) due on
      May 12, 2004 at an annual interest
      rate of 12%                                         $     0

     Accrued interest of $12,000 and principal
      on Convertible Debenture convertible
      into approximately 60,000,000
      shares of common stock at the price
      of $0.0002 at June 30, 2006                        12,000  $   12,000
                                                          -------

     Note payable to AJW Offshore, Ltd.
      (Convertible Debenture) due on
      May 12, 2004 at an annual interest
      rate of 12%                                         $     0

     Accrued interest of $12,000 and principal
      on Convertible Debenture convertible
      into approximately 60,000,000
      shares of common stock at the price
      of $0.0002 at June 30, 2006                        12,000  $   12,000
                                                          -------

     Note payable to AJW Qualified Partners,
      LLC (Convertible Debenture) due on
      May 12, 2004 at an annual interest
      rate of 12%                                         $     0

     Accrued interest of $12,000 and principal
      on Convertible Debenture convertible
      into approximately 60,000,000
      shares of common stock at the price
      of $0.0002 at June 30, 2006                        12,000  $   12,000
                                                         --------

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006


NOTE 6.    NOTES PAYABLE (continued)

     Convertible Debenture #7

     Note payable to AJW Partners, LLC
      (Convertible Debenture) due on
      November 25, 2004 at an annual interest
      rate of 12%                                         $     0

     Accrued interest of $8,000 and principal
      on Convertible Debenture convertible
      into approximately 40,000,000
      shares of common stock at the price
      of $0.0002 at June 30, 2006                         8,000  $    8,000
                                                         --------
     Note payable to AJW Offshore, Ltd.
      (Convertible Debenture) due on
      November 25, 2004 at an annual interest
      rate of 12%                                         $     0

      Accrued interest of $8,000 and principal
      on Convertible Debenture convertible
      into approximately 40,000,000
      shares of common stock at the price
      of $0.0002 at June 30, 2006                         8,000  $    8,000
                                                         --------
     Note payable to AJW Qualified Partners,
      LLC (Convertible Debenture) due on
      November 25, 2004 at an annual interest
      rate of 12%                                         $     0

     Accrued interest of $8,000 and principal
      on Convertible Debenture convertible
      into approximately 40,000,000
      shares of common stock at the price
      of $0.0002 at June 30, 2006                         8,000  $    8,000
                                                         --------

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006


NOTE 6.    NOTES PAYABLE (continued)

     Convertible Debenture #8

     Note payable to AJW Partners, LLC
      (Convertible Debenture) due on
      December 3, 2004 at an annual interest
      rate of 12%                                         $     0

     Accrued interest of $4,000 and principal
      on Convertible Debenture convertible
      into approximately 20,000,000
      shares of common stock at the price
      of $0.0002 at June 30, 2006                         4,000  $    4,000
                                                         --------

     Note payable to AJW Offshore, Ltd.
      (Convertible Debenture) due on
      December 3, 2004 at an annual interest
      rate of 12%                                         $     0

     Accrued interest of $4,000 and principal
      on Convertible Debenture convertible
      into approximately 20,000,000
      shares of common stock at the price
      of $0.0002 at June 30, 2006                         4,000 $    4,000
                                                         --------

     Note payable to AJW Qualified Partners,
      LLC (Convertible Debenture) due on
      December 3, 2004 at an annual interest
      rate of 12%                                         $     0

     Accrued interest of $4,000 and principal
      on Convertible Debenture convertible
      into approximately 20,000,000
      shares of common stock at the price
      of $0.0002 at June 30, 2006                         4,000  $    4,000
                                                         --------

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006

NOTE 6.    NOTES PAYABLE (continued)

     Convertible Debenture #9

     Note payable to AJW Partners, LLC
      (Convertible Debenture) due on
      December 31, 2004 at an annual interest
      rate of 12%                                         $     0

     Accrued interest of $4,000 and principal
      on Convertible Debenture convertible
      into approximately 20,000,000
      shares of common stock at the price
      of $0.0002 at June 30, 2006                        4,000  $    4,000
                                                        --------

     Note payable to AJW Offshore, Ltd.
      (Convertible Debenture) due on
      December 31, 2004 at an annual interest
      rate of 12%                                         $     0

     Accrued interest of $4,000 and principal
      on Convertible Debenture convertible
      into approximately 20,000,000
      shares of common stock at the price
      of $0.0002 at June 30, 2006                         4,000  $    4,000
                                                         --------

     Note payable to AJW Qualified Partners,
      LLC (Convertible Debenture) due on
      December 31, 2004 at an annual interest
      rate of 12%                                         $     0

     Accrued interest of $4,000 and principal
      on Convertible Debenture convertible
      into approximately 20,000,000
      shares of common stock at the price
      of $0.0002 at June 30, 2006                         4,000  $    4,000
                                                         --------

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006

NOTE 6.    NOTES PAYABLE (continued)

     Convertible Debenture #10

     Note payable to AJW Partners, LLC
      (Convertible Debenture) due on
      February 18, 2005 at an annual interest
      rate of 12%                                         $     0

     Accrued interest of $4,000 and principal
      on Convertible Debenture convertible
      into approximately 20,000,000
      shares of common stock at the price
      of $0.0002 at June 30, 2006                         4,000  $   4,000
                                                         --------

     Note payable to AJW Offshore, Ltd.
      (Convertible Debenture) due on
      February 18, 2005 at an annual interest
      rate of 12%                                         $     0

     Accrued interest of $4,000 and principal
      on Convertible Debenture convertible
      into approximately 20,000,000
      shares of common stock at the price
      of $0.0002 at June 30, 2006                         4,000 $    4,000
                                                         --------

     Note payable to AJW Qualified Partners,
      LLC (Convertible Debenture) due on
      February 18, 2005 at an annual interest
      rate of 12%                                         $     0

     Accrued interest of $4,000 and principal
      on Convertible Debenture convertible
      into approximately 20,000,000
      shares of common stock at the price
      of $0.0002 at June 30, 2006                         4,000  $   4,000
                                                         --------

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006

NOTE 6.    NOTES PAYABLE (continued)

     Convertible Debenture #11

     Note payable to AJW Partners, LLC
      (Convertible Debenture) due on
      March 4, 2005 at an annual interest
      rate of 12%                                         $     0

     Accrued interest of $16,059 and principal
      on Convertible Debenture convertible
      into approximately 80,295,000
      shares of common stock at the price
      of $0.0002 at June 30, 2006                          16,059  $  16,059
                                                         --------

     Note payable to AJW Offshore, Ltd.
      (Convertible Debenture) due on
      March 4, 2005 at an annual interest
      rate of 12%                                         $     0

     Accrued interest of $16,059 and principal
      on Convertible Debenture convertible
      into approximately 80,295,000
      shares of common stock at the price
      of $0.0002 at June 30, 2006                          16,059  $  16,059
                                                         --------

     Note payable to AJW Qualified Partners,
      LLC (Convertible Debenture) due on
      March 4, 2005 at an annual interest
      rate of 12%                                         $     0

     Accrued interest of $16,060 and principal
      on Convertible Debenture convertible
      into approximately 80,300,000
      shares of common stock at the price
      of $0.0002 at June 30, 2006                          16,060  $  16,060
                                                         --------

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006

NOTE 6.    NOTES PAYABLE (continued)

     Convertible Debenture #12

     Note payable to AJW Partners, LLC
      (Convertible Debenture) due on
      March 17, 2007 at an annual interest
      rate of 8%  with one year
      interest prepaid                                   $ 19,755

     Accrued interest of $2,054 and principal
      on Convertible Debenture convertible
      into approximately 109,045,000
      shares of common stock at the price
      of $0.0002 at June 30, 2006                           2,054   $  21,809
                                                         --------

     Note payable to AJW Offshore, Ltd.
      (Convertible Debenture) due on
      March 17, 2007 at an annual interest
      rate of 8% with one year
      interest prepaid                                   $ 55,561

     Accrued interest of $5,778 and principal
      on Convertible Debenture convertible
      into approximately 306,695,000
      shares of common stock at the price
      of $0.0002 at June 30, 2006                           5,778  $  61,339
                                                         --------
     Note payable to AJW Qualified Partners,
      LLC (Convertible Debenture) due on
      March 17, 2007 at an annual interest
      rate of 8% with one year
      interest prepaid                                   $ 45,684

     Accrued interest of $4,751 and principal
      on Convertible Debenture convertible
      into approximately 252,175,000
      shares of common stock at the price
      of $0.0002 at June 30, 2006                           4,751  $  50,435
                                                         --------

     Note payable to New Millennium Capital
      Partners II, LLC (Convertible Debenture)
      due on March 17, 2007 at an annual
      interest rate of 8% with one year
      interest prepaid                                     $2,469

     Accrued interest of $257 and principal
      on Convertible Debenture convertible
      into approximately 13,630,000
      shares of common stock at the price
      of $0.0002 at June 30, 2006                             257  $   2,726
                                                         --------

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006

NOTE 6.    NOTES PAYABLE (continued)

     Convertible Debenture #13

     Note payable to AJW Partners, LLC
      (Convertible Debenture) due on
      March 17, 2007 at an annual interest
      rate of 8%  with one year
      interest prepaid                                   $ 17,397

     Accrued interest of $1,666 and principal
      on Convertible Debenture convertible
      into approximately 95,315,000
      shares of common stock at the price
      of $0.0002 at June 30, 2006                           1,666  $  19,063
                                                         --------

     Note payable to AJW Offshore, Ltd.
      (Convertible Debenture) due on
      March 17, 2007 at an annual interest
      rate of 8% with one year
      interest prepaid                                   $ 48,930

     Accrued interest of $4,687 and principal
      on Convertible Debenture convertible
      into approximately 268,085,000
      shares of common stock at the price
      of $0.0002 at June 30, 2006                           4,687  $  53,617
                                                         --------

     Note payable to AJW Qualified Partners,
      LLC (Convertible Debenture) due on
      March 17, 2007 at an annual interest
      rate of 8% with one year
      interest prepaid                                  $ 40,231

     Accrued interest of $3,853 and principal
      on Convertible Debenture convertible
      into approximately 220,420,000
      shares of common stock at the price
      of $0.0002 at June 30, 2006                          3,853  $  44,084
                                                         --------

     Note payable to New Millennium Capital
      Partners II, LLC (Convertible Debenture)
      due on March 17, 2007 at an annual
      interest rate of 8% with one year
      interest prepaid                                   $  2,175

     Accrued interest of $208 and principal
      on Convertible Debenture convertible
      into approximately 11,915,000
      shares of common stock at the price
      of $0.0002 at June 30, 2006                            208  $   2,383
                                                         --------

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006


NOTE 6.    NOTES PAYABLE (continued)

     Convertible Debenture #14

     Note payable to AJW Partners, LLC
      (Convertible Debenture) due on
      March 17, 2007 at an annual interest
      rate of 8%  with one year
      interest prepaid                                   $ 42,276

     Accrued interest of $3,743 and principal
      on Convertible Debenture convertible
      into approximately 230,095,000
      shares of common stock at the price
      of $0.0002 at June 30, 2006                           3,743  $  46,019
                                                         --------

     Note payable to AJW Offshore, Ltd.
      (Convertible Debenture) due on
      March 17, 2007 at an annual interest
      rate of 8% with one year
      interest prepaid                                   $118,902

     Accrued interest of $10,529 and principal
      on Convertible Debenture convertible
      into approximately 647,155,000
      shares of common stock at the price
      of $0.0002 at June 30, 2006                          10,529  $ 129,431
                                                         --------
     Note payable to AJW Qualified Partners,
      LLC (Convertible Debenture) due on
      March 17, 2007 at an annual interest
      rate of 8% with one year
      interest prepaid                                   $ 97,764

     Accrued interest of $8,657 and principal
      on Convertible Debenture convertible
      into approximately 532,105,000
      shares of common stock at the price
      of $0.0002 at June 30, 2006                          8,657  $ 106,421
                                                         --------

     Note payable to New Millennium Capital
      Partners II, LLC (Convertible Debenture)
      due on March 17, 2007 at an annual
      interest rate of 8% with one year
      interest prepaid                                   $  5,285

     Accrued interest of $468 and principal
      on Convertible Debenture convertible
      into approximately 28,765,000
      shares of common stock at the price
      of $0.0002 at June 30, 2006                             468  $   5,753
                                                         --------

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006


NOTE 6.    NOTES PAYABLE (continued)

     Convertible Debenture #16

     Note payable to AJW Partners,
      LLC (Convertible Debenture) due on
      March 17, 2007 at an annual interest
      rate of 8% with one year
      interest prepaid                                   $ 94,331

     Accrued interest of $5,665 and principal
      on Convertible Debenture convertible
      into approximately 499,980,000
      shares of common stock at the price
      of $0.0002 at June 30, 2006                           5,665  $  99,996
                                                         --------

     Note payable to AJW Offshore, LTD
      Partners II, LLC (Convertible Debenture)
      due on March 17, 2007 at an annual
      interest rate of 8% with one year
      interest prepaid                                  $265,306

     Accrued interest of $15,933 and principal
      on Convertible Debenture convertible
      into approximately 1,406,195,000
      shares of common stock at the price
      of $0.0002 at June 30, 2006                         15,933  $ 281,239
                                                         --------
     Note payable to AJW Qualified Partners,
      LLC (Convertible Debenture) due on
      March 17, 2007 at an annual interest
      rate of 8% with one year
      interest prepaid                                   $218,141

     Accrued interest of $13,100 and principal
      on Convertible Debenture convertible
      into approximately 1,156,205,000
      shares of common stock at the price
      of $0.0002 at June 30, 2006                          13,100  $ 231,241
                                                         --------

     Note payable to New Millennium Capital
      Partners II, LLC (Convertible Debenture)
      due on March 17, 2007 at an annual
      interest rate of 8% with one year
      interest prepaid                                   $ 11,791

     Accrued interest of $708 and principal
      on Convertible Debenture convertible
      into approximately 62,495,000
      shares of common stock at the price
      of $0.0002 at June 30, 2006                             708  $  12,499
                                                         --------

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006

NOTE 6.    NOTES PAYABLE (continued)

     Convertible Debenture #17

     Note payable to AJW Partners,
      LLC (Convertible Debenture) due on
      March 8, 2009 at an annual interest
      rate of 6% with one year
      interest prepaid                                   $ 40,700

     Accrued interest of $769 and principal
      on Convertible Debenture convertible
      into approximately 207,345,000
      shares of common stock at the price
      of $0.0002 at June 30, 2006                             769  $ 41,469
                                                         --------

     Note payable to AJW Offshore, LTD
      Partners II, LLC (Convertible Debenture)
      due on March 8, 2009 at an annual
      interest rate of 6% with one year
      interest prepaid                                  $225,700

     Accrued interest of $4,267 and principal
      on Convertible Debenture convertible
      into approximately 1,149,835,000
      shares of common stock at the price
      of $0.0002 at June 30, 2006                          4,267  $ 229,967
                                                         --------
     Note payable to AJW Qualified Partners,
      LLC (Convertible Debenture) due on
      March 8, 2009 at an annual interest
      rate of 6% with one year
      interest prepaid                                   $99,900

     Accrued interest of $1,889 and principal
      on Convertible Debenture convertible
      into approximately 508,945,000
      shares of common stock at the price
      of $0.0002 at June 30, 2006                          1,889  $ 101,789
                                                         --------

     Note payable to New Millennium Capital
      Partners II, LLC (Convertible Debenture)
      due on March 8, 2009 at an annual
      interest rate of 6% with one year
      interest prepaid                                  $  3,700

     Accrued interest of $70 and principal
      on Convertible Debenture convertible
      into approximately 18,850,000
      shares of common stock at the price
      of $0.0002 at June 30, 2006                             70  $   3,770
                                                         --------

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006


NOTE 6.    NOTES PAYABLE (continued)

     Convertible Debenture #18

     Note payable to AJW Partners,
      LLC (Convertible Debenture) due on
      March 8, 2009 at an annual interest
      rate of 6% with one year
      interest prepaid                                   $ 11,000

     Accrued interest of $208 and principal
      on Convertible Debenture convertible
      into approximately 56,040,000
      shares of common stock at the price
      of $0.0002 at June 30, 2006                             208  $  11,208
                                                         --------

     Note payable to AJW Offshore, LTD
      Partners II, LLC (Convertible Debenture)
      due on March 8, 2009 at an annual
      interest rate of 6% with one year
      interest prepaid                                  $ 61,000

     Accrued interest of $1,153 and principal
      on Convertible Debenture convertible
      into approximately 310,765,000
      shares of common stock at the price
      of $0.0002 at June 30, 2006                          1,153  $  62,153
                                                         --------
     Note payable to AJW Qualified Partners,
      LLC (Convertible Debenture) due on
      March 8, 2009 at an annual interest
      rate of 6% with one year
      interest prepaid                                  $ 27,000

     Accrued interest of $510 and principal
      on Convertible Debenture convertible
      into approximately 137,550,000
      shares of common stock at the price
      of $0.00029 at June 30, 2006                           510  $  27,510
                                                         --------

     Note payable to New Millennium Capital
      Partners II, LLC (Convertible Debenture)
      due on March 8, 2009 at an annual
      interest rate of 6% with one year
      interest prepaid                                  $  1,000

     Accrued interest of $19 and principal
      on Convertible Debenture convertible
      into approximately 5,095,000
      shares of common stock at the price
      of $0.0002 at June 30, 2006                             19  $   1,019
                                                         --------

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006


NOTE 6.    NOTES PAYABLE (continued)

     Convertible Debenture #19

     Note payable to AJW Partners,
      LLC (Convertible Debenture) due on
      March 8, 2009 at an annual interest
      rate of 6% with one year
      interest prepaid                                   $ 11,000

     Accrued interest of $208 and principal
      on Convertible Debenture convertible
      into approximately 56,040,000
      shares of common stock at the price
      of $0.0002 at June 30, 2006                             208  $  11,208
                                                         --------

     Note payable to AJW Offshore, LTD
      Partners II, LLC (Convertible Debenture)
      due on March 8, 2009 at an annual
      interest rate of 6% with one year
      interest prepaid                                  $ 61,000

     Accrued interest of $1,153 and principal
      on Convertible Debenture convertible
      into approximately 310,765,000
      shares of common stock at the price
      of $0.0002 at June 30, 2006                          1,153  $  62,153
                                                         --------
     Note payable to AJW Qualified Partners,
      LLC (Convertible Debenture) due on
      March 8, 2009 at an annual interest
      rate of 6% with one year
      interest prepaid                                  $ 27,000

     Accrued interest of $510 and principal
      on Convertible Debenture convertible
      into approximately 137,550,000
      shares of common stock at the price
      of $0.00029 at June 30, 2006                           510  $  27,510
                                                         --------

     Note payable to New Millennium Capital
      Partners II, LLC (Convertible Debenture)
      due on March 8, 2009 at an annual
      interest rate of 6% with one year
      interest prepaid                                  $  1,000

     Accrued interest of $19 and principal
      on Convertible Debenture convertible
      into approximately 5,095,000
      shares of common stock at the price
      of $0.0002 at June 30, 2006                             19  $   1,019
                                                         --------

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006


NOTE 6.    NOTES PAYABLE (continued)

     Convertible Debenture #20

     Note payable to AJW Partners,
      LLC (Convertible Debenture) due on
      March 8, 2009 at an annual interest
      rate of 6% with one year
      interest prepaid                                   $ 11,000

     Accrued interest of $209 and principal9
      on Convertible Debenture convertible
      into approximately 56,045,000
      shares of common stock at the price
      of $0.0002 at June 30, 2006                             209  $  11,209
                                                         --------

     Note payable to AJW Offshore, LTD
      Partners II, LLC (Convertible Debenture)
      due on March 8, 2009 at an annual
      interest rate of 6% with one year
      interest prepaid                                  $ 61,000

     Accrued interest of $1,153 and principal
      on Convertible Debenture convertible
      into approximately 310,765,000
      shares of common stock at the price
      of $0.0002 at June 30, 2006                          1,153  $  62,153
                                                         --------
     Note payable to AJW Qualified Partners,
      LLC (Convertible Debenture) due on
      March 8, 2009 at an annual interest
      rate of 6% with one year
      interest prepaid                                  $ 27,000

     Accrued interest of $511 and principal
      on Convertible Debenture convertible
      into approximately 137,555,000
      shares of common stock at the price
      of $0.00029 at June 30, 2006                           511  $  27,511
                                                         --------

     Note payable to New Millennium Capital
      Partners II, LLC (Convertible Debenture)
      due on March 8, 2009 at an annual
      interest rate of 6% with one year
      interest prepaid                                  $  1,000

     Accrued interest of $19 and principal
      on Convertible Debenture convertible
      into approximately 5,095,000
      shares of common stock at the price
      of $0.0002 at June 30, 2006                             19  $   1,019
                                                         --------

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006


NOTE 6.    NOTES PAYABLE (continued)

Subtotal of all Convertible Debentures                            2,157,881

    Less reclassified accrued interest                         $   (298,031)
    Less prepaid interest offset                                   (103,852)
                                                               ------------
    Subtotal principal value                                      1,755,998
    Derivative conversion option - 150% of principal              2,633,996
    Less unamortized note discount                               (1,323,540)
                                                                -----------
Net carrying value of
  Convertible Debentures                                       $  3,066,454


      Convertible note payable to Laurus Master Fund, Ltd.,
      unsecured, with interest payable at an annual rate
      of 8%, conversion premium of 25% based on current
      market price of the Company's common stock (as defined),
      initially due October 12, 2001 and extended to
      December 1, 2001.  Currently in default.                        8,544
                                                                    -----------
     Total notes payable                                        $ 3,074,998

        Current portion                                           2,021,339
                                                                -----------
        Long-term portion                                       $ 1,053,659
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

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006

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

The Company was unable to pay-off the note at maturity. However, after receiving bridge financing from another investment group in February 2002, the Company subsequently repaid $150,000 of the obligation, as the note holder elected to not convert the debt to shares. Consequently, the note holder sold 1,479,264 of the 4,773,208 shares of the Company's common stock that had been pledged by officers of the Company as collateral, resulting in net proceeds of $49,148. Adding accrued interest of $17,168 at an annual rate of 8%, brought the loan balance at September 30, 2002 to $129,214. During the year ended September 30, 2003, the note holder sold the remaining 3,293,944 pledged shares for net proceeds of $67,144. The note holder elected to convert essentially all the remaining debt for common stock of the Company, receiving 26,000,000 newly issued Company shares valued at $58,400, and bringing the tentative liability down to $3,670. Accrued interest amounted to $3,183, resulting in a total liability to the note holder at September 30, 2003 of $6,851. For the years ended September 30, 2005 and 2004, accrued interest amounted to $617 and $580, respectively, resulting in a balance of $8,048 at September 30, 2005. During the nine months ended June 30, 2006, an additional $496 was accrued bringing the balance at June 30, 2006 to $8,544. In connection with the pay-down of the debt, the $155,027 beneficial conversion option noted above was reduced to zero through transference to common stock.


As of June 30, 2006, five-year maturities of the notes payable are as follows:

                                                 Derivative   Unamortized  Subsequent
                                                 Conversion       Note     Conversion    Total
                                    Principal      Option       Discount    to Equity     Due
Year ended June  30, 2006          $     8,544  $         0  $         0  $       0 $     8,544

Year ended June  30, 2007            1,085,998    1,628,996     (702,199)         0    2,012,795

Year ended June  30, 2008                    0            0            0          0            0

Year ended June  30, 2009              670,000    1,005,000     (621,341)         0    1,053,659

Subsequent conversions to equity             0            0            0          0            0
                                    ----------   ----------   ----------   --------   ----------

Total notes payable                $ 1,764,542  $ 2,633,996   (1,323,540) $       0  $ 3,074,998
                                    ==========   ==========   ==========   ========   ==========


CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006

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

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006

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

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006

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

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006

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

On April 5, 2006, the Company issued an aggregate of $100,000 of 6% convertible debentures in a private offering to the four accredited investors. The debentures were convertible into shares of common stock at the lesser of $.03 per share and 40% of the average of the lowest three intra-day trading prices of a share of common stock during the 20 trading days immediately preceding conversion. The debentures were accompanied by warrants to purchase up to an aggregate of 1,600,000 shares of common stock at a per share exercise price equal to $.0009.

On April 7, 2006, the Company issued an aggregate of $100,000 of 6% convertible debentures in a private offering to the four accredited investors. The debentures were convertible into shares of common stock at the lesser of $.03 per share and 40% of the average of the lowest three intra-day trading prices of a share of common stock during the 20 trading days immediately preceding conversion. The debentures were accompanied by warrants to purchase up to an aggregate of 1,600,000 shares of common stock at a per share exercise price equal to $.0009.

On June 21, 2006, the Company issued an aggregate of $100,000 of 6% convertible debentures in a private offering to the four accredited investors. The debentures were convertible into shares of common stock at the lesser of $.03 per share and 40% of the average of the lowest three intra-day trading prices of a share of common stock during the 20 trading days immediately preceding conversion. The debentures were accompanied by warrants to purchase up to an aggregate of 1,600,000 shares of common stock at a per share exercise price equal to $.0009.

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006

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

As part of the recording of the convertible debt transactions, a beneficial conversion option was recognized, along with a corresponding convertible debt discount. The fair value of the debt instruments issued totaling $1,750,000 in principal value was $3,500,000 in aggregate, representing a 100% premium on the principal value (due to the 100% pricing advantage) and making the beneficial conversion option $1,637,735 at the inception of the loans ($1,750,000 proceeds less $112,265 allocated to the issuance of the 8,750,000 related warrants). In October 2003, the conversion option was increased to 150% from 100% which resulted in an increase of $563,257 in the conversion interest and a corresponding expense in the current period. Due to the nature of the debt instrument and its repayment terms, the beneficial conversion option has been re-characterized as derivative conversion option and reclassified as additional debt. In connection with the issuance of an additional $2,000,000 of convertible debt during the year ended September 30, 2004, the derivative conversion option was increased by $3,000,000. During the year ended September 30, 2005, the derivative conversion option was increased by $2,100,000 in connection with the issuance of an additional $1,400,000 of debt. During the nine months ended June 30, 2006, the derivative conversion option was increased by $555,000 in connection with the issuance of an additional $370,000 of debt.

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

During the year ended September 30, 2005, the Company issued an additional $1,400,000 of 8% convertible debentures. Also, the Company issued 5,610,392,876 shares of common stock in connection with the conversion of $2,529,378 of principal and $104,410 of accrued interest on the Company's convertible debentures, resulting in a convertible debt principal balance at September 30, 2005 of $1,615,712 (net of an aggregate of $3,034,288 in debt conversions through that date). A corresponding pro-rata reduction of $3,794,067 was made to the derivative conversion option during the year ended

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006

NOTE 7. SECURED CONVERTIBLE DEBENTURES (continued)

September 30, 2005 (an aggregate of $4,408,034 since the inception of the loans), bringing the derivative conversion option balance at September 30, 2005 to $2,423,568.

During the nine months ended June 30, 2006, the Company issued an additional $670,000 of 6% convertible debentures. Also, the Company issued 6,315,792,017 shares common stock in connection with the conversion of $529,714 of principal and $8,261 of accrued interest on the Company's convertible debentures, resulting in a convertible debt principal balance at June 30, 2006 of $1,755,998 (net of an aggregate of $3,564,002 in debt conversions through that date). A corresponding pro-rata reduction of $794,572 was made to the derivative conversion option during the nine months ended June 30, 2006 (an aggregate of $5,553,898 since the inception of the loans), bringing the derivative conversion option balance at June 30, 2006 to $2,633,996.

The aggregate note discount of $5,320,000 is being amortized over the one-year, two-year and three-year lives of the respective debt instruments. Of this amount, $279,115 was amortized during the fiscal year ended September 30, 2002, $653,720 was amortized during the year ended September 30, 2003, $673,705 was amortized during the year ended September 30, 2004, $693,992 was amortized during the year ended September 30, 2005 and $572,219 was amortized during the nine months ended June 30, 2006, while $69,233 in convertible bond discount was transferred to equity upon conversion of $93,130 in debt principal during the fiscal year ended September 30, 2002, $52,340 in convertible bond discount was transferred to equity upon conversion of $193,665 of debt principal during the fiscal year ended September 30, 2003, $28,571 in convertible bond discount was transferred to equity upon conversion of $218,115 of debt principal during the year ended September 30, 2004 and $973,565 in convertible bond discount was transferred to equity upon conversion of $2,529,378 of debt principal during the year ended September 30, 2005, resulting in an unamortized convertible debt discount balance of $1,323,540 at June 30, 2006.

As of June 30, 2006, the Company was indebted for an aggregate of $2,054,029 including $1,755,998 of principal and $298,031 of accrued interest, net of prepaid interest of $103,852, on these convertible debentures. To the extent debentures issued by the Company are converted into shares of common stock, the Company will not be obligated to repay the amounts converted.

NOTE 8.  SHAREHOLDERS' EQUITY (DEFICIT)

The Company's authorized capital stock consists of 50,000,000,000 shares of common stock, no par value per share and 50,000,000 shares of preferred stock, $1.00 par value per share. On June 28, 2006, the Board of Directors and stockholders approved an increase in the amount of common shares from 15,000,000,000 to 50,000,000,000. Of the 50,000,000 authorized shares of preferred stock, 1,000,000 shares have been designated as Class A Preferred Stock and 1,000,000 shares have been designated as Class B Preferred Stock, and the remaining 48,000,000 shares are undesignated. As of June 30, 2006, there were 13,909,025,887 shares of the Company's common stock outstanding held by approximately 800 holders of record and 215,865 shares of the Company's Class A Preferred Stock outstanding held by one holder of record and no shares of Class B Preferred Stock outstanding.

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

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006

NOTE 8.  SHAREHOLDERS' EQUITY (DEFICIT) (continued)

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

During October 2005 through June 30, 2006, the Company issued 6,315,792,017 shares of common stock in connection with the conversion of $529,714 of principal, $794,572 of derivative conversion option and $8.261 of accrued interest, for a total conversion amount of $1,332,547 of the Company's convertible debentures.

During April 2006 through June 2006, the Company issued 200,000,000 common shares for cash of $75,000.

During April 2006 through June 2006, the Company issued 4,368,872 common shares for consulting services rendered having a value of $3,100.


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

The Company's CEO owns 215,865 shares of the Company's Class A preferred stock, of which 15,845 shares were purchased during the year ended September 30, 2004, and has options to purchase another 234,155 shares for $1.00 per share through November 1, 2009.

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

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006

NOTE 9.       STOCK OPTIONS AND WARRANTS (continued)


The Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (Revised 2004), "Share-Based Payment" ("SFAS 123R"). On January 1, 2006. Accordingly, compensation costs for all share-based awards to Employees are measured based on the grant date fair value of those awards and Recognized over the period during which the employee is required to perform Service in exchange for the award (generally over the vesting period of the award). The Company has no awards with market or performance conditions. Excess tax benefits are defined by SFAS 123R (when applicable) will be recognized as an addition to additional paid-in capital. Effective January 1, 2006 and for all periods subsequent to that date, SFAS 123R supersedes the Company's previous accounting under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 ("SAB 107") relating to SFAS 123R. The Company has applied the provisions of SAB 107 in its adoption of SFAS 123R.

The Company adopted SFAS 123R using the modified prospective transition method, which provides for certain changes to the method for valuing share-based compensation. The valuation provisions in SFAS 123R apply to new awards and to awards that are outstanding at the effective date and subsequently modified or cancelled. Estimated compensation expense for awards outstanding at the effective date will be recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under FASB Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). In accordance with the modified prospective transition method, the Company's consolidated financial statements for prior periods were not restated to reflect, and do not include, the effect of SFAS 123R.

No options were granted or vested during the interim periods presented, and all Options previously granted had completely vested before January 1, 2005. Therefore no compensation costs were incurred under SFAS 123R and the actual net loss equals the pro forma net loss for such interim periods.

All common stock options and warrants issued to consultants and other non-employees have been recorded at the fair value of the services rendered and equivalent to the market value (as discounted, if applicable) of the equity
instruments received as per SFAS No. 123.   The market value was determined by
utilizing an averaging convention of between 5 to 30 days of the closing price of the Company's common shares as traded on the OTC Bulletin Board (stock symbol
CNES) through the grant date and applying certain mathematical assumptions as required under the Black-Scholes model. Such assumptions were generally the same as those mentioned above when making fair value disclosures for the issuance of officer and employee stock options. These included the risk-free annual rate of return, which ranged from 5% to 6% during the years ended September 30, 2005 and 2004, and stock volatility, which is estimated to be 190%.

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

As of September 30, 2003, the Company had an additional 4,852,205 common stock options that had been granted to consultants and investors at exercise prices ranging from $0.50 to $2.00 per share, expiring from November 1, 2003 through January 16, 2005. Because these strike prices were substantially above the market price of the Company's common stock, no value was attributed to these options at the time of grant. During the year ended September 30, 2004,

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS June 30, 2006

NOTE 9.        STOCK OPTIONS AND WARRANTS (continued)

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

In March 2006 through June 2006, 10,720,000 five-year common stock warrants were issued to an accredited investor group in connection with a $670,000 6% convertible debenture financing arrangement (see Note 7 above). The allocated cost of these warrants amounted to $3,101, resulting in a recorded balance of stock options and warrants exercisable at June 30, 2006 of $1,469,815 (including $100,000 attributable to 1,000,000 Class B preferred stock options noted above).

During the nine months ended June 30, 2006, the 500,000 common stock options issued to the Acting Secretary/Treasurer and 1,443,654 common stock options issued to the Chief Executive Officer expired.

No common stock options or warrants were granted to employees (including officers) and directors of the Company during the nine months ended June 30, 2006, and the years ended September 30, 2005 and 2004.

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS June 30, 2006

NOTE 9.        STOCK OPTIONS AND WARRANTS (continued)

The common stock option activity during the fiscal year ended September 30, 2005 and the nine months ended June 30, 2006 is summarized as follows:

                                         Common Stock   Weighted
                                            Options      Average
                                              and       Exercise
                                            Warrants      Price
                                          ----------    ---------
Balance outstanding, October 1, 2004      17,743,654       $.0680

  Granted                                  2,800,000        .0040

  Expired                                 (6,300,000)       .0480
                                          ----------       ------
Balance outstanding, September 30, 2005   14,243,654        .0560

  Granted                                 10,720,000        .0009

  Expired                                 (1,943,654)       .3800
                                          ----------       ------
Balance outstanding, June 30, 2006        23,020,000        .0024
                                          ==========       ======


The following table summarizes information about common stock options at June 30, 2006:

                                 Outstanding             Exercisable
                            Weighted    Weighted               Weighted
   Range of       Common    Average      Average      Common    Average
   Exercise        Stock      Life      Exercise       Stock   Exercise
    Prices       Options    (Months)      Price       Options    Price
---------------  ---------  -------     --------    ----------  -------
$ .0050 - $ .0050  2,500,000       46     $ .0050    2,500,000  $  .0050
$ .0050 - $ .0050    500,000       56     $ .0050      500,000  $  .0050
$ .0050 - $ .0050    250,000       56     $ .0050      250,000  $  .0050
$ .0050 - $ .0050    250,000       56     $ .0050      250,000  $  .0050
$ .0050 - $ .0050    250,000       57     $ .0050      250,000  $  .0050
$ .0050 - $ .0050  1,250,000       59     $ .0050    1,250,000  $  .0050
$ .0020 - $ .0020    750,000       61     $ .0020      750,000  $  .0020
$ .0020 - $ .0020  1,875,000       63     $ .0020    1,875,000  $  .0020
$ .0020 - $ .0020  1,875,000       65     $ .0020    1,875,000  $  .0020
$ .0040 - $ .0040    316,066       48     $ .0040      316,066  $  .0040
$ .0040 - $ .0040    217,466       48     $ .0040      217,466  $  .0040
$ .0040 - $ .0040  1,087,330       48     $ .0040    1,087,330  $  .0040
$ .0040 - $ .0040  1,179,138       48     $ .0040    1,179,138  $  .0040
$ .0009 - $ .0009  5,920,000       56     $ .0009    5,920,000  $  .0009
$ .0009 - $ .0009  4,800,000       56     $ .0009    4,800,000  $  .0009

$ .0009 - $ .0050 23,020,000       56     $ .0024   23,020,000  $  .0024
================= ==========       ==     =======   ==========   =======

NOTE 10.       SUBSEQUENT EVENTS

The balance of convertible debt funding in the amount of $600,000 (along with 9,600,000 in common stock warrants) from the Company's March 8, 2006 aggregate financing arrangement for $1,270,000 was funded in July 2006.

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

Overview

        Since 1995, we have been engaged in the development of a low-cost automatic meter reading, or AMR, solution. We have developed a low-cost AMR solution that includes a proprietary system employing specialized hardware and software that will allow for residential and commercial applications. Our proprietary system is called H-Net(TM), which is a trademark of ConectiSys. Our H- Net(TM) system is currently comprised of two principal components: our H-Net(TM) 5.0 product, which itself is comprised of circuitry and a radio transmitter, and our H-Net(TM) BaseStation. Our H- Net(TM) 5.0 product is a component that is designed to be part of a digital energy meter to read and wirelessly transmit meter data to our H-Net(TM) BaseStation. Our H-Net(TM) BaseStation is designed to receive and relay the meter data over standard phone lines to a central location where the data is compiled and utilized.

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

    Going Concern Assumption

        We have based our financial statements on the assumption of our operations continuing as a going concern. As a result, we continue to depreciate fixed assets and show certain debts as long-term. As of June 30, 2006, we had a deficiency in working capital of approximately $4.0 million and had incurred continual net losses since our return to the development stage in fiscal 1994 of approximately $34.0 million, which raise substantial doubt about our ability to continue as a going concern. Our plans for correcting these deficiencies include the future sales and licensing of our products and technologies, and the raising of capital through the issuance of common stock and from continued officer advances, which are expected to help provide us with the liquidity necessary to meet operating expenses. An investor group has advanced us an aggregate amount of approximately $5.9 million. Over the longer-term, we plan to achieve profitability through our operations from the sale and licensing of our H-Net (TM) automatic meter-reading system. Our consolidated financial statements do not include any adjustments relating to the recoverability and classification of the recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue our existence.

    Stock-Based Compensation

        Our compensation of consultants and employees with our capital stock is recorded and/or disclosed at estimated market value. The volatile nature of the price of our common stock causes wide disparities in certain valuations.

        Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-based Compensation," establishes a fair value method of accounting for stock-based compensation plans and for transactions in which an entity acquires goods or services from non- employees in exchange for equity instruments. We adopted this accounting standard on January 1, 1996. SFAS No. 123 also encourages, but does not require, companies to record compensation cost for stock- based employee compensation.

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

Results of Operations

        Comparison of Results of Operations for the Three Months Ended June 30, 2006 and 2005

        We did not generate any revenues for the three months ended June 30, 2006 and 2005. Cost of prototypes and samples for the three months ended June 30, 2006 was $67,903 as compared to $32,121 for the three months ended June 30, 2005, representing an increase of $35,782 or 111%. This increase in Cost of prototypes and samples primarily was due to an increase in production of models and prototypes of our H-Net(TM) products that are used for sales and marketing purposes.

        General and administrative expenses decreased by $148,303, or 37%, to $249,349 for the three months ended June 30, 2006 as compared to $397,652 for the same period in 2005. This decrease was primarily due to decreased expenses associated with legal and consulting services.

        Interest expense decreased by $162,361, or 30%, to $387,305 during the three months ended June 30, 2006 as compared to $549,666 for the same period in 2005. The decrease in interest expense was primarily attributable to decreased amortization of convertible debt discount.

        Net loss for the three months ended June 30, 2006 decreased by $275,524, or 28%, to $703,915 as compared to a net loss of $979,439 for the same period in 2005. The decrease in net loss primarily resulted from the decreases in general and administrative expenses and amortization of convertible debt discount, as discussed above.

        Comparison of Results of Operations for the Nine Months Ended June 30, 2006 and 2005

        We did not generate any revenues for the nine months ended June 30, 2006 and 2005. Cost of prototypes and samples for the nine months ended June 30, 2006 was $188,563 as compared to $135,795 for the nine months ended June 30, 2005, representing an increase of $52,768, or 39%. This increase in cost of prototypes and samples primarily was due to an increase in production of models and prototypes of our H-Net(TM) products that are used for sales and marketing purposes.

        General and administrative expenses decreased by $523,129, or 35%, to $974,460 for the nine months ended June 30, 2006 as compared to $1,497,589 for the same period in 2005. This decrease was primarily due to decreased expenses associated with legal and consulting services.

        Interest expense decreased by $275,683, or 22%, to $1,004,199 during the nine months ended June 30, 2006 as compared to $1,279,882 for the same period in 2005. The decrease in interest expense was primarily attributable to decreased amortization of convertible debt discount.

        Net loss for the nine months ended June 30, 2006 decreased by $746,686, or 26%, to $2,166,580 as compared to a net loss of $2,913,266 for the same period in 2005. The decrease in net loss primarily resulted from the decrease in general and administrative expenses and amortization of convertible debt discount, as discussed above.

Liquidity and Capital Resources

        During the nine months ended June 30, 2006, we financed our operations solely from cash on hand and through private placements of securities. We are actively pursuing sales of our H-Net(TM) systems with meter manufacturers and other companies in the energy industry. However, we have not yet sold any H-Net(TM) systems. We have no history of revenues and have incurred significant losses since the beginning of the development of our H-Net(TM) system. We have significant accumulated and working capital deficits. As a result of our financial condition, our independent auditors have issued a report questioning our ability to continue as a going concern. Our consolidated financial statements as of and for the years ended September 30, 2005 and 2004 have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

        As of June 30, 2006, we had a working capital deficit of approximately $4.0 million and an accumulated deficit of approximately $34.8 million. As of that date, we had approximately $148,000 in cash and cash equivalents. We had accounts payable and accrued compensation expenses of approximately $2.0 million. We had other current liabilities, including amounts due to officers, accrued interest, notes payable and current portion of long term debt of approximately $2.4 million, including those issued prior to the beginning of fiscal year 2006. To the extent convertible debentures or promissory notes that we have issued are converted into shares of common stock, we will not be obligated to repay the converted amounts.

        Cash used in our operating activities totaled approximately $1,043,000 for the nine months ended June 30, 2006 as compared to cash used in our operating activities of approximately $979,000 for the nine months ended June 30, 2005. Cash used in our investing activities totaled approximately $54,000 in the nine months ended June 30, 2006 as compared to no cash used in or provided by our investing activities in the nine months ended June 30, 2005.

        Cash provided by our financing activities totaled approximately $725,000 for the nine months ended June 30, 2006 as compared to cash provided by our financing activities of approximately $761,000 for the nine months ended June 30, 2005.

        As of August 16, 2006, we were in default under our obligations to register for resale shares of our common stock underlying certain of our outstanding convertible debentures and notes. In addition, as of that date, we also were in default under our obligations to make quarterly interest payments under nearly all of our outstanding convertible debentures and notes. As of that date, we owed accrued and unpaid interest on our convertible debentures and notes in an aggregate amount of approximately $325,500 net of approximately $104,000 of prepaid interest. As of August 16, 2006, as a result of the above defaults, the holders of our secured convertible debentures and notes were entitled to pursue their rights to foreclose upon their security interest in all of our assets. However, as of that date, other than the receipt of a notice of default, we were not aware of any action taken by the holders of our secured convertible debentures and notes to pursue such rights, and as of that date we also were not aware of any other legal or similar action taken by those holders to enforce their rights or as a result of our defaults under those secured convertible debentures and notes.

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

        As of August 16, 2006, we had issued the following secured convertible debentures and notes, which provide for interest at the rate of 12% per annum, except for the notes issued in March 2005, which provide for interest at the rate of 8% per annum, and the notes issued in March 2006, which provide for interest at the rate of 6% per annum, and warrants to purchase common stock to various accredited inventors in connection with debenture and note offering transactions:

                        Original      Net           Remaining     Accrued and       Warrants
                        Principal  Proceeds to       Principal       Unpaid        Issued in
Issuance Date          Amount ($) ConectiSys ($)(1)  Amount ($)     Interest ($)(2) Offering(#)
---------------        ---------- ----------------- ----------    ---------------- -----------
March 29, 2002...      $ 300,000   $    225,000     $      -      $    27,300             -
May 10, 2002.....        150,000        125,000            -           36,000             -
June 17, 2002....        300,000        238,000            -           72,000             -
November 27, 2002        200,000        144,000            -              -         1,000,000
March 3, 2003....        150,000        100,000            -           27,700         750,000
May 12, 2003.....        150,000        100,000            -           36,000         750,000
November 25, 2003        100,000         76,000            -           24,000         500,000
December 3, 2003          50,000         31,000            -           12,000         250,000
December 31, 2003         50,000         44,000            -           12,000         250,000
February 18, 2004         50,000         35,000            -           12,000         250,000
March 4, 2004....        250,000        203,000            -           59,000       1,250,000
April 19, 2004...        250,000        165,000            -              -           750,000
June 30, 2004....        625,000        452,000            -              -         1,875,000
September 9, 2004        625,000        482,000            -              -         1,875,000
March 17, 2005...      1,400,000      1,148,000       1,185,998        95,300       2,800,000
March 8, 2006....      1,270,000      1,250,000       1,270,000        16,200      20,320,000
                       -----------    -----------   ------------     ----------    ----------
               Total: $5,920,000     $4,818,000      $2,355,998      $429,500      32,620,000
                      ============   ============   ============     ==========    ==========

        __________________
        (1) Amounts are approximate and represent net proceeds after deducting expenses incurred in connection with the offering as well as expenses for legal fees incurred in connection with preparation of reports and statements filed with the Securities and Exchange Commission.
        (2) Amounts are approximate and represent accrued and unpaid interest outstanding as of August 16, 2006. The total amount of accrued and unpaid interest does not account for approximately $104,000 of outstanding pre-paid interest.

        Each of the above outstanding secured convertible debentures or notes, except for the convertible notes issued in March 2005 and March 2006, are due one year following their respective issuance dates. The convertible notes issued in March 2005 are due two years following their issuance dates. . The convertible notes issued in March 2006 are due three years following their issuance dates. The conversion price of our secured convertible debentures is the lower of 40% of the average of the three lowest intra-day trading prices of a share of our common stock on the OTC Bulletin Board during the twenty trading days immediately preceding the conversion date, and either (a) $.06 for the March, May and June 2002 convertible debentures, (b) $.01 for the November 2002, March and May 2003 convertible debentures, (c) $.005 for the November and December 2003 and the February, March, April, June and September 2004 convertible debentures and the March 2005 convertible notes, or (d) $.03 for the March 2006 convertible notes. As of August 16, 2006, the applicable conversion price was approximately $.00012 per share.

        Our continued operations are dependent on securing additional sources of liquidity through debt and/or equity financing.

        As indicated above, our consolidated financial statements as of and for the years ended September 30, 2005 and 2004 have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As discussed in this report and in
Note 2 to our condensed consolidated financial statements included in this report, we have suffered recurring losses from operations and at June 30, 2006 had substantial net capital and working capital deficiencies. These factors, among others, raised substantial doubt about our ability to continue as a going concern and led our independent certified public accountants to modify their unqualified report to include an explanatory paragraph related to our ability to continue as a going concern. The consolidated financial statements included in this document do not include any adjustments that might result from the outcome of this uncertainty.

        We have been, and currently are, working toward identifying and obtaining new sources of financing. Our current convertible debenture and note investors have provided us with an aggregate of approximately $5.9 million in financing to date. No assurances can be given that they will provide any additional financing in the future. Our current secured convertible debenture and note financing documents contain notice and right of first refusal provisions and the grant of a security interest in substantially all of our assets in favor of the convertible debenture and note investors, all of which provisions will restrict our ability to obtain debt and/or equity financing from any investor other than our current investors.

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

Effect of Inflation

        Inflation did not have any significant effect on our operations during the three or nine months ended June 30, 2006. Further, inflation is not expected to have any significant effect on our future operations.

Impact of New Accounting Pronouncements

        The Financial Accounting Standards Board, or FASB, has established new accounting pronouncements. We do not expect the adoption of these pronouncements to have a material impact on our financial position, results of operations or cash flows.

        In June 2006, the FASB released FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes," an interpretation of FASB Statement No. 109 ("FIN 48"). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. A company must determine whether it is "more-likely-than-not" that a tax position will be sustained upon examination, including resolution of any related appeals or litigation procedures, based on the technical merits of the position. Once it is determined that a position meets the more-likely-than-not recognition threshold, the position is measured to determine the amount of benefit to recognize in the financial statements. This interpretation is effective for fiscal years beginning after December 15, 2006. Earlier application of the provisions of this interpretation is encouraged if the enterprise has not yet issued financial statements, including interim financial statements, in the period this interpretation is adopted.

        In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets," which provides an approach to simplify efforts to obtain hedge-like (offset) accounting. This Statement amends FASB SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", with respect to the accounting for separately recognized servicing assets and servicing liabilities. The Statement (1) requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations; (2) requires that a separately recognized servicing asset or servicing liability be initially measured at fair value, if practicable; (3) permits an entity to choose either the amortization method or the fair value method for subsequent measurement for each class of separately recognized servicing assets or servicing liabilities; (4) permits at initial adoption a one-time reclassification of available- for-sale securities to trading securities by an entity with recognized servicing rights, provided the securities reclassified offset the entity's exposure to changes in the fair value of the servicing assets or liabilities; and (5) requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the balance sheet and additional disclosures for all separately recognized servicing assets and servicing liabilities. SFAS No. 156 is effective for all separately recognized servicing assets and liabilities as of the beginning of an entity's fiscal year that begins after September 15, 2006, with earlier adoption permitted in certain circumstances. The Statement also describes the manner in which it should be initially applied.

        In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments", which amends SFAS No. 133, "Accounting for Derivatives Instruments and Hedging Activities" and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." SFAS No. 155 amends SFAS No. 133 to narrow the scope exception for interest-only and principal-only strips on debt instruments to include only such strips representing rights to receive a specified portion of the contractual interest or principal cash flows. SFAS No. 155 also amends SFAS No. 140 to allow qualifying special-purpose entities to hold a passive derivative financial instrument pertaining to beneficial interests that itself is a derivative instrument. This statement shall be effective for all financial instruments acquired, issued or subject to a remeasurement (new basis) event occurring after the beginning of an entity's first fiscal year that begins after September 15, 2006.

ITEM 3.  CONTROLS AND PROCEDURES.

        Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) has concluded, based on his evaluation as of June 30, 2006 (the "Evaluation Date"), that the design and operation of our "disclosure controls and procedures" (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended ("Exchange Act")) are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated, recorded, processed, summarized and reported to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding whether or not disclosure is required.

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

                         PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

        None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

        In April 2006, we issued an aggregate of 154,848,949 shares of common stock to four accredited investors upon conversion of an aggregate of $45,292 in principal plus certain related interest on our convertible debentures.

        In June 2006, we issued an aggregate of 134,953,288 shares of common stock to four accredited investors upon conversion of an aggregate of $20,513 in principal on our convertible debentures.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

        As of August 16, 2006, we were in default under our obligations to register for resale shares of our common stock underlying certain of our outstanding convertible debentures and notes. In addition, as of that date, we also were in default under our obligations to make quarterly interest payments under nearly all of our outstanding convertible debentures and notes. As of that date, we owed accrued and unpaid interest on our convertible debentures and notes in an aggregate amount of approximately $325,500 net of approximately $104,000 of prepaid interest. As of August 16, 2006, as a result of the above defaults, the holders of our secured convertible debentures and notes were entitled to pursue their rights to foreclose upon their security interest in all of our assets. However, as of that date, other than the receipt of a notice of default, we were not aware of any action taken by the holders of our secured convertible debentures and notes to pursue such rights, and as of that date we also were not aware of any other legal or similar action taken by those holders to enforce their rights or as a result of our defaults under those secured convertible debentures and notes.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        In connection with the annual meeting of stockholders held on June 28, 2006, the holders of shares of our common stock as of May 18, 2006 were asked:

        PROPOSAL 1.  To elect three directors to our board of directors;

        PROPOSAL 2. To consider and vote upon a proposal to approve an amendment to our Articles of Incorporation to increase our authorized shares of common stock from 15 billion shares to 50 billion shares; and

        PROPOSAL 3. To ratify the selection of Hurley & Company as our independent certified public accountants to audit the financial statements of ConectiSys for the year ending September 30, 2006.

        Each of the three proposals described above is described more particularly in our definitive proxy statement filed with the Securities and Exchange Commission on May 22, 2006 pursuant to Section 14(a) of the Securities Exchange Act of 1934 and was approved by our stockholders by the votes set forth below:

PROPOSAL 1:
                   Class A Preferred Stock              Common Stock
                  ----------------------------      --------------------------
                       For       Against             For          Withheld

Robert A. Spigno        --      --                 9,228,581,996 321,125,209
Lawrence Muirhead       --      --                 9,272,830,814 276,876,391
Melissa McGough         --      --                 9,260,410,781 289,296,424

PROPOSAL 2:
                   Class A Preferred Stock                    Common Stock
                  ----------------------------     ------------------------------------
                    For     Against     Abstain      For            Against     Abstain
                    --        --          --       8,633,627,735  899,428,894  16,650,575

PROPOSAL 3:
                   Class A Preferred Stock                    Common Stock
                  ----------------------------     ------------------------------------
                    For     Against     Abstain      For            Against     Abstain
                    --        --          --       9,382,334,782  134,009,166  33,363,256

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


                                                CONECTISYS CORPORATION


                Date:  August 17, 2006          By:  /s/ ROBERT A. SPIGNO
                                                --------------------------
                                                Robert A. Spigno,
                                                Chairman of the Board,
                                                President, Chief Executive
                                                Officer and Chief Financial
                                                Officer (principal executive
                                                officer and principal financial
                                                and accounting officer)

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