Form 10KSB
period 2006-09-30
CONECTISYS CORP
filed 2007-01-16
CIK 790273

<pre>

                                   UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                     FORM 10-KSB
(Mark One)
|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended September 30, 2006     OR

| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from __________ to ___________

                          Commission File Number 33-3560 D
                             ________________________
                              CONECTISYS CORPORATION
                   (Name of small business issuer in its charter)

            Colorado                                      84-1017107
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)

         25115 Avenue Stanford, Suite 320, Valencia, California 91355
                   (Address of Principal Executive Offices)

                                   (661) 295-6763
                    (Issuer's Telephone Number, Including Area Code)

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

The registrant's revenues for the year ended September 30, 2006 were $0 (zero).

As of January 12, 2007, the aggregate market value of the common equity held by non-affiliates of the registrant was approximately $6.7 million. As of that date, the number of shares outstanding of the registrant's only class of common stock was 16,759,229,871.

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

        We estimate that there are approximately 125 million electrical energy meters in the United States, approximately 12.5 million of which are located in California. Our goal is to achieve sufficient proliferation of our H-Net(TM) system so that it is installed in one percent of the electrical energy meters in the United States or ten percent of the electrical energy meters in the State of California. Initially, we intend our principal efforts to be focused on the deployment of our H- Net(TM) system in the State of California.

Our Strategy

        We have strived to develop expertise relating to AMR systems and products. Our goal is to become a leading provider of products and services relating to data acquisition from remote locations and data collection at centralized locations. Our business strategy to achieve this goal includes the following elements:

        o Develop strategic relationships. We have explored and intend to continue to explore the possibility of entering into strategic relationships with manufacturers of energy meters, utility companies, energy providers and others in order to promote the adoption of our H- Net(TM) system within the energy and AMR industries.

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

Our H-Net(TM) System

        Our H-Net(TM) system is designed to enable users to remotely read electronic energy usage meters without the necessity of someone traveling to and physically reading the meter. The predominant method of reading electronic meters is for an individual to travel to the site of the meter and make a record of the data compiled by that meter, either manually as a notation in a log book or electronically by inputting the data into a handheld or other electronic data retention device. In the case of a log book, the information is then typically recorded manually into a centralized database for energy usage tracking and billing purposes. In the case of an electronic data retention device, the information is typically downloaded to a centralized database for these purposes. Residential meters are customarily read on a monthly basis, allowing only a limited ability to track energy usage fluctuations over periods of less than one month. In addition, physical reading of meters is accompanied by the problem of reader error, causing inefficiencies resulting from necessary corrective procedures. Our H-Net(TM) system is designed to provide continuous meter-reading capabilities, address the inefficiencies that accompany physical meter reading and provide additional benefits to its users.

        We believe that the anticipated deployment costs of our H-Net(TM) system are small compared to other AMR products because there are no cellular or other telecommunications or wireless towers to erect or expensive hardware infrastructure to install. We anticipate that all field installations and deployment programs of our H-Net(TM) system will be administered by United Telemetry Company, one of our wholly-owned subsidiaries. The data collected by H-Net(TM)-equipped meters will be transmitted over the unlicensed ISM 900 MHz radio frequency band. Our H- Net(TM) system allows for high-density data transmissions, which we believe makes it ideal for metropolitan and other crowded areas where a large amount of data would normally be collected.

H-Net(TM)-Equipped Meters

        Our H-Net(TM) system is comprised of the following two principal components that operate together to provide what we believe to be a comprehensive, low-cost AMR solution: our H-Net(TM) 5.0 product, which itself is comprised of circuitry and a radio transmitter, and our H- Net(TM) BaseStation. In addition to these two principal components, our H-Net(TM) system utilizes a network operating center. The first component of our H-Net(TM) system is an electronic meter put into service at a residence that is equipped with a circuit board that contains a memory module, microprocessor and a two-way radio transmission and receiver device that operates in the ISM 900 MHz radio frequency band. This circuit board may also be retrofitted to some existing meters. We refer to each energy meter equipped with this circuit board and that is connected to our AMR network as an H-Net(TM)- equipped meter or a "node." With the installation of each H-Net(TM)- equipped meter, the existing installed H-Net(TM)-equipped meters self- configure by transmitting configuration data to other H-Net(TM)-equipped meters and receiving configuration data from other H-Net(TM)-equipped meters.

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

Network Operating Center

        We plan to use a computer center located at our main office facility to store the information gathered from the H-Net(TM)-equipped meters. We call this computer center our network operating center. We have designed our network operating center to support up to 250,000 H- Net(TM)-equipped meters. We anticipate that our network operating center will be the central control center for our entire AMR network and will operate in a large geographic area. We plan to use the network operating center to archive all data for future use and as a protective measure against data loss or corruption. After the data archival process, we expect that the network operating center will handle uploading of the data to the Internet where it can be accessed by users directly and also downloaded through an interpreter software program into a utility company's or energy service provider's database. We anticipate that our network operating center will be administered by our wholly-owned subsidiary, eEnergyServices.com, Inc.

The H-Net(TM) Network

        The H-Net(TM) network, once deployed, will be comprised of our network operating center and local networks, which in turn are each comprised of a base station and H-Net(TM)-equipped meters. Each H-Net(TM)-equipped meter can communicate with other H-Net(TM)-equipped meters that are up to a distance of approximately one-quarter mile away. We plan to install a base station for every H-Net(TM)-equipped meter area. Our base stations are designed to receive data transmissions from up to 7,500 H- Net(TM)-equipped meters. We have designed our system so that a base station can transmit the accumulated data it has received from the H- Net(TM)-equipped meters in its local network by telephone every fifteen minutes by using its modem to communicate with our network operating center. Once the data from the H-Net(TM)-equipped meters arrives from the base stations at the network operating center, the data can be assembled into various formats for billing customers as well as for management of energy purchasing and energy conservation programs.

        Our H-Net(TM) system has certain limitations inherent in each local network, each of which is comprised of H-Net(TM)-equipped meters and a base station. Each local network has the following principal limitations:

        o       it can consist of a maximum of 7,500 H-Net(TM)-equipped meters;

        o each H-Net(TM)-equipped meter must be within approximately one-quarter mile of another H-Net(TM)-equipped meter in the same local network; and

        o       the maximum radius of a local network is five miles.

        In addition to the limitations described above, our H-Net(TM)-equipped meters transmit data using the ISM 900 MHz radio frequency band, which is an unlicensed frequency band. Because this frequency band is regulated, the H-Net(TM) system requires FCC approval for compliance and sales. In August 2004, we submitted to the FCC our H-Net(TM) 5.0 product for approval for commercialization and sale and received FCC certification for this product in December 2004. In December 2004, we submitted to the FCC our H-Net(TM) BaseStation for approval for commercialization and sale and received FCC certification for this product in March 2005. In July 2005, we submitted to the FCC our eight- channel H-Net(TM) BaseStation product for approval for commercialization and sale and received FCC certification for this product in January 2006.

H-Net(TM) Services

        We plan to offer a wide variety of services to utility companies and energy service providers in addition to reading their customers' energy meters. We anticipate that these services will include energy management, data storage and archiving, and the provision of near real- time energy usage data in order to evaluate energy consumption and determine cost savings procedures. We plan to provide complete billing and accounting transaction services to utility companies and energy providers as well as to end-users of energy.

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

        Beginning in 2000, we successfully launched and completed H-Net(TM) demonstration programs at various locations in Southern California. In 2004, we began a similar program in Los Angeles County, California at various sites in the Southern California Edison service territory. Our H-Net(TM) meters for this program were installed by Southern California Edison in May 2004 and the program recorded and continues to record real-time meter data seamlessly and error-free. We expanded this demonstration program during 2006 and expect that it will continue to grow with additional commercial and residential clients.

        We are in the process of evaluating meter manufacturers as potential business partners for the installation of the H-Net(TM) system into their meters.

        We are actively pursuing and planning other demonstration programs with various utility companies and energy service providers across the country. However, we expect that future demonstration programs will be in conjunction with the first stages of sales or licensing of our H- Net(TM) system to utility companies, energy service providers and other industry-related parties.

The H-Net(TM) Wireless Network Vision

        We have designed and will continue to design our H-Net(TM) system to deliver a comprehensive and robust AMR solution that enables the realization of substantial efficiencies in the remote meter reading and centralized data collection contexts and that provides numerous features and services. In addition to its many other planned features and services, we are designing our H-Net(TM) system to:

        o constantly monitor an end-user's energy meter and gather meter data and display it on the Internet in fifteen-minute intervals, twenty- four hours a day;

        o allow the end-user to access an information link on the Internet taking him or her directly to the energy usage data transmitted by the H-Net(TM)-equipped meter;

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

        o provide utility companies with the ability of two-way communications so that they may determine which of their customers do not have power without the aid of customer service phone calls, thereby allowing service crews to be dispatched more efficiently. By using our H-Net(TM) system, we believe that utility companies will be in a position to know precisely when each end-user's service is restored and the exact duration of a power outage;

        o enhance safety and convenience by allowing the remote delivery and termination of electricity, with all billing transactions completely automated. We plan to design our H-Net(TM) system to allow end-users to request over the Internet the delivery of electricity;

        o allow the distribution of electricity more efficiently and inexpensively with energy usage and other vital data informing each decision through the entire energy supply channel. We believe that by using our H-Net(TM) system, energy purchasers can make precise forecasts of purchasing requirements, eliminating much of the over- and under- purchasing of energy that contributes to volatile wholesale energy prices;

        o allow end-users who are preparing to terminate or switch energy service providers to use the Internet to inform the current energy service provider of the change. At a precise time, selected by the end- user, our H-Net(TM) system has the ability to read the end-user's H- Net(TM)-equipped meter, pass the information to the current energy service provider's system to produce a final bill, and disconnect the end-user's electricity. In the case of a change in an energy service provider, the data from an H-Net(TM)-equipped meter can automatically be routed to a new energy service provider; and

        o enable lower energy costs as a result of its efficiencies, quicker transactions with less paperwork and reduced potential for error. Lower energy and transaction costs will assist the transition to an open, competitive market for energy.

Government Regulation

        Our H-Net(TM) system is designed to comply with a significant number of industry standards and regulations, some of which are evolving as new technologies are deployed. In the United States, our H-Net(TM) system must comply with various regulations defined by the FCC, and Underwriters Laboratories, or other nationally-recognized test laboratories, as well as industry standards.
2
        The regulatory approval process can be time-consuming and can require the expenditure of substantial resources. The failure of our H-Net(TM) system to comply, or delays in compliance, with the various existing and evolving standards could negatively impact our ability to sell or license our H-Net(TM) system. Government regulations regarding the manufacture, sale and implementation of products and systems similar to our H-Net(TM) system and other data communications devices are subject to future change. We cannot predict what impact, if any, such changes may have upon our business.

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

Anticipated Revenues and Marketing

        Our H-Net(TM) system is designed to be a comprehensive, cost-effective AMR solution and an alternative to other AMR technologies and physical reading of meters. Our H-Net(TM) system is capable of providing meter data every fifteen minutes, twenty-four hours a day and nearly 3,000 times per month. We estimate that physical readings of a meter cost approximately $1.00 per reading. Our H-Net(TM) system is designed to meet the relatively low cost of physical meter reading while providing nearly 3,000 times more readings per month. We believe that the base cost to operate a fully-deployed H-Net(TM) system is approximately $.20 per meter per month, or approximately $.0000667 per reading.

        We plan to license our H-Net(TM)system technology to meter manufacturers so that they may incorporate it into their meters. We plan on deriving a small royalty per meter sold for every H-Net(TM)-equipped meter. We anticipate that the predominant source of any future revenues will be through recurring monthly service charges for reading, archiving and supplying data from H-Net(TM)-equipped meters and from providing other services described in more detail above. However, despite our belief of the cost-effectiveness and significant advantages of our H- Net(TM) system over physical meter reading practices and other AMR technologies, there can be no assurances that the market we intend to target will adopt or accept our H-Net(TM) system or that we will earn any significant revenues. See "Risk Factors."

        We have developed a marketing plan that was formulated to help us achieve the following objectives:

        o acquisition and retention of strategic beta test placement locations for H-Net(TM)-equipped meters;

        o formation of synergistic partnerships with energy service providers, utility companies and internet service providers, including joint ventures, license arrangements and strategic alliances;

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

        The current principal target of our marketing and sales efforts is the utility and energy service provider industries. These industries consist of a wide variety of organizations that use data communications in an automated process application, such as utilities and energy management companies. Responding to deregulation and other major changes taking place within the industry, electric power utility companies have become leading advocates in promoting the implementation of automation and technological advancement as a means of achieving cost savings as they enter the competitive arena. Utility companies are automating numerous distinct processes within their operating systems. Our H Net(TM) system is designed for and is expected to be sold for use in:

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

        If sufficient funds are not available for full deployment of our H-Net(TM) system, it is our intention to license our H-Net(TM) technology to various sectors of the energy industry, including meter manufacturers for integration into their meters. We also may license our software and software systems for archival of the data transmitted by H-Net(TM)- equipped meters to various utility companies and energy service providers. Under this scenario, we would also supply support and technical assistance to these various sectors of the energy industry while collecting revenues solely in the form of fees for licensing and support and technical assistance. We expect any revenue from this alternate strategy to be far less than our active participation in the collecting and archiving of meter data and the ancillary services described in greater detail above.

Competition

        Many companies have developed data transmission products designed to meet the growing demand for AMR solutions. We anticipate that our H- Net(TM) system will compete on the basis of features, price, quality, reliability, name recognition, product breadth and technical support and service. We believe that we generally will be competitive in each of these areas. However, many of our existing and potential competitors have significantly more financial, engineering, product development, manufacturing and marketing resources than we have. We cannot assure you that our competitors will not introduce comparable or superior products incorporating more advanced technology at lower prices, or that other changes in market conditions or technology will not adversely affect our ability to compete successfully in the future. We perceive the following companies as being the principal competition to our AMR solution in the form of our H-Net(TM) system:

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

        We believe that we will be the only company able to collect data transmitted from H-Net(TM)- equipped meters, thereby ensuring our competitive advantage once we are able to achieve sufficient proliferation of our H-Net(TM)- equipped meters.

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

        We own, license or have otherwise obtained the right to use certain technologies incorporated in our H-Net(TM) system. We may receive infringement claims from third parties relating to our products and technologies. In those cases, we intend to investigate the validity of the claims and, if we believe the claims have merit, to respond through licensing or other appropriate actions. To the extent claims relate to technology included in components purchased from third-party vendors for incorporation into our products, we would forward those claims to the appropriate vendor. If we or our component manufacturers are unable to license or otherwise provide any necessary technology on a cost- effective basis, we could be prohibited from marketing products containing that technology, incur substantial costs in redesigning products incorporating that technology, or incur substantial costs defending any legal action taken against us.

Employees

        We have three full time and two part time employees and a five person advisory board. Our employees are involved in executive, corporate administration, operations and sales and marketing functions. We also use the services of outside consultants and experts on many of our projects to help reduce costs. We consider our relations with our employees to be good. None of our employees is represented by a labor union.

ITEM 2. DESCRIPTION OF PROPERTY.

        Our principal center of operations is located at 25115 Avenue Stanford, Suite 320, Valencia, California 91355. This 1,100 square foot space is leased for approximately $2250 per month. We believe that our facilities are adequate for our needs for the near future.

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

None.

                                   PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information

        The following table shows the high and low closing bid prices of our common stock for the periods presented, as obtained from Pink Sheets LLC, a research service that compiles quote information reported on the National Association of Securities Dealers composite feed or other qualified interdealer quotation medium. The quotations listed below reflect interdealer prices, without retail mark-up, mark-down or commissions, and may not represent actual transactions. Our common stock trades on the OTC Bulletin Board under the symbol "CNES."

                                                            Price Range
                                                            -----------
                                                         High            Low
                                                         ----            ---
        Year Ended September 30, 2005:
        First Quarter (October 1 - December 31)       $ 0.0095        $ 0.0006
        Second Quarter (January 1 - March 30)           0.0066          0.0015
        Third Quarter (April 1 - June 30)               0.0020          0.0005
        Fourth Quarter (July 1 - September 30)          0.0006          0.0002

        Year Ended September 30, 2006:
        First Quarter                                 $ 0.0003        $ 0.0002
        Second Quarter                                  0.0020          0.0001
        Third Quarter                                   0.0014          0.0004
        Fourth Quarter                                  0.0005          0.0003

Holders

        As of January 12, 2007, we had 16,759,229,871 shares of common stock outstanding and held of record by approximately 760 shareholders, and the high and low sale prices of a share of our common stock on the OTC Bulletin Board on that date were $.0004 and $.0003, respectively. Within the holders of record of our common stock are depositories such as Cede & Co. that hold shares of stock for brokerage firms which, in turn, hold shares of stock for beneficial owners.

Dividends

        We have never paid cash dividends on our common stock and do not currently intend to pay cash dividends on our common stock in the foreseeable future. We are restricted from paying dividends on our common stock under state law, and the terms of our secured convertible debentures and our callable secured convertible notes. We currently anticipate that we will retain any earnings for use in the continued development of our business.

Recent Sales of Unregistered Securities

        In September 2006, we issued an aggregate of 142,435,563 shares of common stock to four accredited investors upon conversion of an aggregate of $17,662 in principal plus certain related interest on our convertible debentures.

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

        In August 2004, we submitted to the FCC our H-Net(TM) 5.0 product for approval for commercialization and sale and received FCC certification for this product in December 2004. In December 2004, we submitted to the FCC our H-Net(TM) BaseStation for approval for commercialization and sale and received FCC certification for this product in March 2005. Concurrently with the development of our H-Net(TM) BaseStation, which is a single-channel design, we have been developing an eight-channel H- Net(TM) BaseStation. Our eight-channel H-Net(TM) BaseStation is designed to communicate with up to 7,500 H-Net(TM) 5.0 product installations per network due to its multiple channel design and to deliver real-time energy consumption data at low-cost. In July 2005, we submitted to the FCC our eight-channel H-Net(TM) BaseStation product for approval for commercialization and sale and received FCC certification for this product in January 2006.

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

Going Concern Assumption

        We have based our financial statements on the assumption of our operations continuing as a going concern. As a result, we continue to depreciate fixed assets and show certain debts as long-term. As of September 30, 2006, we had a deficiency in working capital of approximately $4.2 million and had incurred continual net losses since our return to the development stage in fiscal 1994 of approximately $34.6 million, which raise substantial doubt about our ability to continue as a going concern. Our plans for correcting these deficiencies include the future sales and licensing of our products and technologies, and the raising of capital through the issuance of common stock and from continued officer advances, which are expected to help provide us with the liquidity necessary to meet operating expenses. An investor group has advanced us an aggregate amount of approximately $5.9 million. Over the longer-term, we plan to achieve profitability through our operations from the sale and licensing of our H-Net (TM) automatic meter-reading system. Our consolidated financial statements do not include any adjustments relating to the recoverability and classification of the recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue our existence.

Stock-Based Compensation

        Our compensation of consultants and employees with our capital stock is recorded and/or disclosed at estimated market value. The volatile nature of the price of our common stock causes wide disparities in certain valuations.

        Statement of Financial Accounting Standards, or SFAS, No. 123, "Accounting for Stock-based Compensation," or SFAS No. 123, established a fair value method of accounting for stock-based compensation plans and for transactions in which an entity acquires goods or services from non- employees in exchange for equity instruments. We adopted this accounting standard on January 1, 1996. SFAS No. 123 also encourages, but does not require, companies to record compensation cost for stock- based employee compensation.

        We adopted the provisions of SFAS No. 123 (Revised 2004), "Share-Based Payment," or SFAS 123R, on January 1, 2006. Accordingly, compensation costs for all share-based awards to employees are measured based on the grant date fair value of those awards and recognized over the period during which the employee is required to perform service in exchange for the award (generally over the vesting period of the award). We have no awards with market or performance conditions. Excess tax benefits as defined by SFAS 123R (when applicable) will be recognized as an addition to additional paid-in capital. Effective January 1, 2006 and for all periods subsequent to that date, SFAS 123R supersedes our previous accounting under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," or APB 25. In March 2005, the

Securities and Exchange Commission issued Staff Accounting Bulletin No. 107, or SAB 107, relating to SFAS 123R. We have applied the provisions of SAB 107 in its adoption of SFAS 123R.

        We adopted SFAS 123R using the modified prospective transition method, which provides for certain changes to the method for valuing share-based compensation. The valuation provisions of SFAS 123R apply to new awards and to awards that are outstanding at the effective date and subsequently modified or cancelled. Estimated compensation expense for awards outstanding at the effective date will be recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under Financial Accounting Standards Board, or FASB, Statement No. 123, "Accounting for Stock-Based Compensation," or SFAS 123. In accordance with the modified prospective transition method, our consolidated financial statements for prior periods were not restated to reflect, and do not include, the effect of SFAS 123R.

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

        Comparison of Results of Operations for the Fiscal Years Ended September 30, 2006 and 2005

        We did not generate any revenues for the fiscal years ended September 30, 2006 and 2005. Cost of prototypes and samples sold for fiscal 2006 was $211,120 as compared to $245,427 for fiscal 2005, representing a decrease of $34,307, or 14%. This decrease in cost of prototypes and samples sold was primarily due to a decrease in production of models and prototypes of our H-Net(TM) products that are used for sales and marketing purposes.

        General and administrative expenses for fiscal 2006 were $1,329,175 as compared to $1,676,520 for fiscal 2005, representing a decrease of $347,345, or 21%. This decrease in general and administrative expenses was primarily due to decreased consulting fees.

        Interest expense for fiscal 2006 was $1,499,470 as compared to $1,715,198 for fiscal 2005, representing a decrease of $215,728, or 13%. This decrease in interest expense was primarily due to a decrease in net borrowings under our convertible debentures and other debt during fiscal 2006.

        Net loss for fiscal 2006 was $3,052,297 as compared to $3,132,683 for fiscal 2005, representing a decrease of $80,386, or 3%. The minor decrease in net loss was primarily due to the decreases in interest expense and general and administrative expenses, as described above, which were partially offset by $504,462 in debt forgiveness income recognized in fiscal 2005 that did not recur in fiscal 2006.

Liquidity and Capital Resources

        During the year ended September 30, 2006, we financed our operations solely through private placements of securities. We are actively pursuing sales of our H-Net(TM) systems with meter manufacturers and other companies in the energy industry. However, we have not yet sold any H-Net(TM) systems. We have no history of revenues and have incurred significant losses since the beginning of the development of our H- Net(TM) system. We have significant accumulated and working capital deficits. As a result of our financial condition, our independent auditors have issued a report questioning our ability to continue as a going concern. Our consolidated financial statements as of September 30, 2006 and for the years ended September 30, 2006 and 2005 have been prepared on a

<page16

going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

        As of September 30, 2006, we had a working capital deficit of approximately $4.2 million and an accumulated deficit of approximately $35.7 million. As of that date, we had approximately $451,000 in cash and cash equivalents and short-term investments. We had accounts payable and accrued compensation expenses of approximately $2.2 million. We had other current liabilities, including amounts due to officers, accrued interest and current portion of convertible debentures of approximately $2.6 million, including debts incurred prior to the beginning of fiscal year 2006. To the extent convertible debentures or promissory notes that we have issued are converted into shares of common stock, we will not be obligated to repay the converted amounts.

        Cash used in our operating activities totaled approximately $1.4 million for the year ended September 30, 2006 and approximately $1.3 million for the year ended September 30, 2005. Cash used in our investing activities totaled approximately $511,000 for the year ended September 30, 2006, as compared to approximately $34,000 for the year ended September 30, 2005. The increase in cash used in our investing activities was primarily caused by the purchase of $431,000 in short-term investments.

        Cash provided by our financing activities totaled approximately $1.4 million for the year ended September 30, 2006 as compared to approximately $1.3 million for the year ended September 30, 2005. We raised all of the cash provided by financing activities during the year ended September 30, 2006 from the issuance of common stock, convertible notes and warrants.

        Unpaid principal and accrued and unpaid interest on our convertible debentures and notes becomes immediately due and payable from one to three years from their dates of issuance, depending on the debenture or note, or earlier in the event of a default. The events of default under the convertible debentures and notes are similar to those customary for convertible debt securities, including breaches of material terms, failure to pay amounts owed, delisting of our common stock from the OTC Bulletin Board or failure to comply with the conditions of listing on the OTC Bulletin Board and cross-defaults on other debt securities.

        As of January 12, 2007, we were in default under our obligations to register for resale shares of our common stock underlying certain of our outstanding convertible debentures and notes due to our failure to timely register for resale a sufficient number of shares of our common stock upon conversion of those convertible debentures and notes. Our registration obligations require us to register for resale 200% of all registrable securities, which are largely comprised of the shares of common stock issuable upon conversion or exercise of our outstanding convertible debentures, notes and warrants. We have historically been unable to register for resale the full required amounts of shares of common stock due in part to limitations in our available authorized capital. As we have increased our authorized capital from time to time, we have often been reluctant to utilize all or nearly all available authorized capital to satisfy our registration obligations. This reluctance arises from our need to maintain available authorized capital for other potential financing transactions that we may need to conduct to fund our research and development and otherwise maintain sufficient capital resources to fund our operations. In addition, because the number of registrable securities is calculated based on a discount to the prevailing market price of our common stock, and market prices for our common stock have generally declined throughout the duration of our convertible debenture and note financings, the number of registrable securities has substantially increased. Accordingly, although we may have been in compliance initially, the decline in market prices for our common stock has caused us to fall out of compliance with our registration obligations.

        As of January 12, 2007, we were also in default under our obligations to make interest payments under nearly all of our outstanding convertible debentures and notes due to our lack of liquidity to fund those interest payments. Although we received substantial cash investments in connection with our convertible debenture and note financing transactions, we have been reluctant to make quarterly cash interest payments to our investors. This reluctance arises from our need to maintain sufficient capital resources to fund our research and development and our operations. However, on various occasions, we have prepaid certain interest amounts in connection with convertible debenture and note financing transactions. In these instances, we were able to at least temporarily, and on occasion fully, comply with our interest payment obligations until the convertible debentures or notes were fully converted into shares of our common stock. In our most recent March 2006 convertible note financing transaction, we did not prepay any interest amounts and we expect to continue indefinitely to be in default of our obligations to make quarterly interest payments under those convertible notes as well as numerous other convertible debentures and notes outstanding from prior financing transactions.

        As of January 12, 2007, we owed principal and unpaid interest on our convertible debentures and notes in an aggregate amount of approximately $2.6 million, net of approximately $104,000 of prepaid interest, all of which we believe would be immediately due and payable upon demand by the holders of our secured convertible debentures and notes.

        As a result of the above defaults, the holders of our secured convertible debentures and notes are entitled to pursue their rights to foreclose upon their security interest in all of our assets. In the event that the holders of our secured convertible debentures and notes foreclose upon their security interest in all of our assets, we could lose all of our assets, including our intellectual property and other technology associated with our H-Net(TM) system, which would have a material and adverse effect on our business, prospects, results of operations and financial condition. In addition, the holders of our secured convertible debentures and notes were entitled to demand immediate repayment of the outstanding principal amounts of the debentures and notes and any accrued and unpaid interest. The cash required to repay such amounts would likely have to be taken from our working capital. Since we rely on our working capital to sustain our day to day operations and the development of our H-Net(TM) system, a default on the convertible debentures or notes could have a material and adverse effect on our business, prospects, results of operations or financial condition. However, as of that date, other than the receipt of a notice of default, we were not aware of any action taken by the holders of our secured convertible debentures and notes to pursue such rights, and as of that date we also were not aware of any other legal or similar action taken by those holders to enforce their rights or as a result of our defaults under those secured convertible debentures and notes.

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

        As of January 12, 2007, we had issued the following secured convertible debentures and notes, which provide for interest at the rate of 12% per annum, except for the notes issued in March 2005, which provide for interest at the rate of 8% per annum, and the notes issued in March 2006, which provide for interest at the rate of 6% per annum, and warrants to purchase common stock to various accredited inventors in connection with debenture and note offering transactions:

                        Original      Net           Remaining     Accrued and       Warrants
                        Principal  Proceeds to       Principal       Unpaid        Issued in
Issuance Date          Amount ($) ConectiSys ($)(1)  Amount ($)     Interest ($)(2) Offering(#)
---------------        ---------- ----------------- ----------    ---------------- -----------
March 29, 2002...      $ 300,000   $    225,000     $      -      $    27,300             -
May 10, 2002.....        150,000        125,000            -           36,000             -
June 17, 2002....        300,000        238,000            -           72,000             -
November 27, 2002        200,000        144,000            -              -         1,000,000
March 3, 2003....        150,000        100,000            -           27,700         750,000
May 12, 2003.....        150,000        100,000            -           36,000         750,000
November 25, 2003        100,000         76,000            -           24,000         500,000
December 3, 2003          50,000         31,000            -           12,000         250,000
December 31, 2003         50,000         44,000            -           12,000         250,000
February 18, 2004         50,000         35,000            -           12,000         250,000
March 4, 2004....        250,000        203,000            -           59,000       1,250,000
April 19, 2004...        250,000        165,000            -              -           750,000
June 30, 2004....        625,000        452,000            -              -         1,875,000
September 9, 2004        625,000        482,000            -              -         1,875,000
March 17, 2005         1,400,000      1,148,000       1,068,336       130,400       2,800,000
March 8, 2006          1,270,000      1,250,000       1,102,000        38,800      20,320,000
                     -----------    -----------    ------------    ----------      ----------
           Total:     $5,920,000     $4,818,000      $2,170,336    $  487,200      32,620,000
                     ===========    ===========    ============    ===========     ==========

    __________________
   (1) Amounts are approximate and represent net proceeds after deducting expenses incurred in connection with the offering as well as expenses for legal fees incurred in connection with preparation of reports and statements filed with the Securities and Exchange Commission.
   (2) Amounts are approximate and represent accrued and unpaid interest outstanding as of January 12, 2007. The total amount of accrued and unpaid interest does not account for approximately $104,000 of outstanding pre-paid interest.

        Each of the above outstanding secured convertible debentures or notes, except for the convertible notes issued in March 2005 and March 2006, are due one year following their respective issuance dates. The convertible notes issued in March 2005 are due two years following their issuance dates. The convertible notes issued in March 2006 are due three years following their issuance dates. The conversion price of our secured convertible debentures is the lower of 40% of the average of the three lowest intra-day trading prices of a share of our common stock on the OTC Bulletin Board during the twenty trading days immediately preceding the conversion date, and either (a) $.06 for the March, May and June 2002 convertible debentures, (b) $.01 for the November 2002, March and May 2003 convertible debentures, (c) $.005 for the November and December 2003 and the February, March, April, June and September 2004 convertible debentures and the March 2005 convertible notes, or (d) $.03 for the March 2006 convertible notes. As of January 12, 2007, the applicable conversion price was approximately $0.000076 per share.

        Our continued operations are dependent on securing additional sources of liquidity through debt and/or equity financing.

        As indicated above, our consolidated financial statements as of September 30, 2006 and for the years ended September 30, 2006 and 2005 have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As discussed in this report and in Note 2 to our condensed consolidated financial statements included in this report, we have suffered recurring losses from operations and at September 30, 2006 had substantial net capital and working capital deficiencies. These factors, among others, raised substantial doubt about our ability to continue as a going concern and led our independent certified public accountants to modify their unqualified report to include an explanatory paragraph related to our ability to continue as a going concern. The consolidated financial statements included in this document do not include any adjustments that might result from the outcome of this uncertainty.

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

Effect of Inflation

        Inflation did not have any significant effect on our operations during the year ended September 30, 2006. Further, inflation is not expected to have any significant effect on our future operations.

Impact of New Accounting Pronouncements

        The Financial Accounting Standards Board, or FASB, has established new accounting pronouncements. We do not expect the adoption of these pronouncements to have a material impact on our financial position, results of operations or cash flows.

        In June 2006, the FASB released FASB Interpretation No. 48, "Accounting for Uncertainty In Income Taxes," an interpretation of FASB Statement No. 109, or FIN 48. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. A company must determine whether it is "more-likely-than-not" that a tax position meets the more-likely-than-not recognition threshold, the position is measured to determine the amount of benefit to recognize in the financial statements. This interpretation is effective for fiscal years beginning after December 15, 2006. Earlier application of the provisions of this interpretation is encouraged if the enterprise has not yet issued financial statements, including interim financial statements, in the period this interpretation is adopted.

        In March 2006, the FASB issued SFAS 156, "Accounting for Servicing of Financial Assets," which provides an approach to simplify efforts to obtain hedge-like (offset)accounting. This statement amends SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," with respect to the accounting for separately recognized servicing assets and servicing liabilities. The statement (1) requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations; (2) requires that a separately recognized servicing asset or servicing liability be initially measured at fair value, if practicable; (3) permits an entity to choose either the amortization method or the fair value method for subsequent measurement for each class of separately recognized servicing assets or servicing liabilities; (4) permits at initial adoption a one-time reclassification of available- for-sale securities to trading securities by an entity with recognized servicing rights, provided the securities reclassified offset the entity's exposure to changes in the fair value of the servicing assets or liabilities: and (5) requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the balance sheet and additional disclosures for all separately recognized servicing assets and liabilities, SFAS No. 156 is effective for all separately recognized servicing assets and liabilities as of the beginning of an entity's fiscal year that begins after September 15, 2006, with earlier adoption permitted in certain circumstances. The statement also describes the manner in which it should be initially applied.

        In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments," which amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 155 amends SFAS No. 140 to allow qualifying special-purpose entities to hold a passive derivative financial instrument. This statement shall be effective for all financial instruments acquired, issued, or subject to a remeasurement (new basis) event occurring after the beginning of an entity's first fiscal year that begins after September 15, 2006.

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

                          Risks Related to Our Business

        We are in default on the repayment of convertible debentures or notes held by certain security holders, which could have a material and adverse effect on our business, prospects, results of operations or financial condition.

        Unpaid principal and accrued and unpaid interest on our convertible debentures and notes becomes immediately due and payable from one to three years from their dates of issuance, depending on the debenture or note, or earlier in the event of a default. The events of default under the convertible debentures and notes are similar to those customary for convertible debt securities, including breaches of material terms, failure to pay amounts owed, delisting of our common stock from the OTC Bulletin Board or failure to comply with the conditions of listing on the OTC Bulletin Board and cross-defaults on other debt securities.

        As of January 12, 2007, we were in default under our obligations to register for resale shares of our common stock underlying certain of our outstanding convertible debentures and notes due to our failure to timely register for resale a sufficient number of shares of our common stock upon conversion of those convertible debentures and notes. In addition, as of that date, we were also in default under our obligations to make interest payments under nearly all of our outstanding convertible debentures and notes due to our lack of sufficient capital resources to fund those interest payments. As of that date, we owed principal and unpaid interest on our convertible debentures and notes in an aggregate amount of approximately $2.6 million, net of approximately $104,000 of prepaid interest, all of which we believe would be immediately due and payable upon demand by the holders of our secured convertible debentures and notes.

        As a result of the above defaults, the holders of our secured convertible debentures and notes are entitled to pursue their rights to foreclose upon their security interest in all of our assets. In the event that the holders of our secured convertible debentures and notes foreclose upon their security interest in all of our assets, we could lose all of our assets, including our intellectual property and other technology associated with our H-Net(TM) system, which would have a material and adverse effect on our business, prospects, results of operations and financial condition. In addition, the holders of our secured convertible debentures and notes were entitled to demand immediate repayment of the outstanding principal amounts of the debentures and notes and any accrued and unpaid interest. The cash required to repay such amounts would likely have to be taken from our working capital. Since we rely on our working capital to sustain our day to day operations and the development of our H-Net(TM) system, a default on the convertible debentures or notes could have a material and adverse effect on our business, prospects, results of operations or financial condition.

        We have no history of revenues, have incurred significant losses, expect continued losses and may never achieve profitability. If we continue to incur losses, we may have to curtail our operations, which may prevent us from successfully deploying our H-Net(TM) wireless meter reading system.

        We have no history of revenues, have not been profitable and expect continued losses. Historically, we have relied upon cash from financing activities to fund all of the cash requirements of our activities and have incurred significant losses and experienced negative cash flow. As of September 30, 2006, we had an accumulated deficit of approximately $35.7 million. For our fiscal year ended September 30, 2006, we incurred a net loss of approximately $3.1 million and for our fiscal year ended September 30, 2005, we also incurred a net loss of approximately $3.1 million. We cannot predict when we will become profitable or if we ever will become profitable, and we may continue to incur losses for an indeterminate period of time and may never achieve or sustain profitability. An extended period of losses and negative cash flow may prevent us from successfully deploying our H-Net(TM) wireless meter reading system, or our H-Net(TM) system, and operating or expanding our business. As a result of our financial condition, our independent auditors have issued a report questioning our ability to continue as a going concern.

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

        The report of our independent auditors contained in our financial statements for the years ended September 30, 2006 and 2005 includes a paragraph that explains that we have incurred substantial losses and have a working capital deficit. This report raises substantial doubt about our ability to continue as a going concern. Reports of independent auditors questioning a company's ability to continue as a going concern are generally viewed unfavorably by analysts and investors. This report may make it difficult for us to raise additional debt or equity financing necessary to continue the development and deployment of our H- Net(TM) system. We urge potential investors to review this report before making a decision to invest in ConectiSys.

        Without substantial additional financing, we may be unable to achieve the objectives of our current business strategy, which could force us to delay, curtail or eliminate our product and service development programs.

        We require additional financing to produce cost-reduced hardware for our H-Net(TM) system capable of large-scale manufacturing and to complete the development of our H-Net(TM) system. We also require additional funding to obtain and implement contracts and joint venture agreements with meter manufacturers. If we are unable to obtain this financing, we could be forced to delay, curtail or eliminate certain product and service development programs or entirely abandon our planned deployment of our H-Net(TM) system. In addition, our inability to obtain financing could have such a material adverse effect on our business, prospects, results of operations or financial condition, that we may be forced to restructure, file for bankruptcy, sell assets or cease operations entirely, any of which could jeopardize an investment in our common stock.

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

        Our success is highly dependent upon the continued services of key members of our management, including our Chairman of the Board and Chief Executive Officer, Robert A. Spigno, and our Chief Technology Officer, Lawrence Muirhead. The loss of Messrs. Spigno or Muirhead or one or more other key members of management could have a material adverse effect on us because each of these individuals has experience and skills upon which we draw heavily in our day-to-day operations, strategic planning or research and development activities. The development and operation of our H-Net(TM) system is largely dependent upon the skills and efforts of Mr. Muirhead. Although we have entered into employment agreements with Messrs. Spigno and Muirhead, we cannot assure the continued services of these key members of our management team. We do not maintain key-man life insurance on Mr. Spigno.

        We have very limited operating experience; therefore, regardless of the viability or market acceptance of our H-Net(TM) system, we may be unable to achieve profitability or realize our other business goals.

        Our H-Net(TM) system is the result of a new venture. We have been engaged in research and development of automatic meter reading technologies since 1995, and we have only recently completed limited pilot programs for our first and only products embodied in our H-Net(TM) automatic meter reading system. We have generated no operating revenues from our H-Net(TM) system and have not commenced any of the widespread marketing and other functions that we anticipate will be required for successful deployment of our H-Net(TM) system. Deployment of our H- Net(TM) system will involve large-scale cost-reduction manufacturing runs for the production of the components employed in our H-Net(TM) system. Our success will depend in large part on our ability to deal with the problems, expenses and delays frequently associated with bringing a new product to market. Because we have little experience in the deployment and operational aspects of automatic meter reading technologies, we may be unable to successfully deploy and operate our H- Net(TM) system even if our H-Net(TM) system proves to be a viable automatic meter reading solution and achieves market acceptance. Consequently, we may be unable to achieve profitability or realize our other business goals.

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

        Many companies with greater resources and operating experience are developing technology similar to that employed in our H-Net(TM) system. These companies could successfully compete with us and negatively affect the deployment of our H-Net(TM) system and our opportunity to achieve revenues and/or profitability.

        We anticipate significant competition with our H-Net(TM) system from many companies. Our H-Net(TM) system is designed to compete with companies such as those that offer meter reading services utilizing modem and telephone line communications or drive-by data collection capabilities. Our H-Net(TM) system may compete with numerous companies, including Schlumberger Ltd., Itron, Inc. and Hunt Technologies, each of which has significantly more resources and operational and product development experience than we do. Some of our potential customers, namely, meter manufacturers and utility companies, may decide to develop their own products or service offerings that directly compete with our H-Net(TM) system. Although we believe that our H-Net(TM) system will be competitive in the marketplace, we cannot assure you that these or other companies with greater experience and greater resources than ConectiSys will not negatively affect our business prospects and impair our ability to achieve revenues and/or profitability.

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

        We own, license or have otherwise obtained the right to use certain technologies incorporated in our H-Net(TM) system. We may receive infringement claims from third parties relating to our products and technologies. In those cases, we intend to investigate the validity of the claims and, if we believe the claims have merit, to respond through licensing or other appropriate actions. To the extent claims relate to technology included in components purchased from third-party vendors for incorporation into our products, we would forward those claims to the appropriate vendor. If we or our component manufacturers are unable to license or otherwise provide any necessary technology on a cost- effective basis, we could be prohibited from marketing products containing that technology, incur substantial costs in redesigning products incorporating that technology, or incur substantial costs defending any legal action taken against us.

                       Risks Related to Our Common Stock

        Shares of our common stock eligible or to become eligible for public sale could adversely affect our stock price and make it difficult for us to raise additional capital through sales of equity securities.

        As of January 12, 2007, we had outstanding 16,759,229,871 shares of common stock, of which approximately 1,834,785,493 shares were restricted under the Securities Act of 1933. As of that date, we also had outstanding options, warrants, convertible debentures and notes and preferred stock that were exercisable for or convertible into approximately 33,600,000,000 shares of our common stock, nearly all of which are covered by registration rights. Sales of a substantial number of shares of our common stock in the public market, or the perception that sales could occur, could adversely affect the market price of our common stock. Any adverse effect on the market price of our common stock could make it difficult for us to raise additional capital through sales of equity securities at a time and at a price that we deem appropriate.

        Conversion or exercise of our outstanding derivative securities could substantially dilute your investment because the conversion and exercise prices of those securities and/or the number of shares of common stock issuable upon conversion or exercise of those securities are subject to adjustment.

        We have issued various debentures, notes and warrants that are convertible or exercisable at prices that are subject to adjustment due to a variety of factors, including fluctuations in the market price of our common stock and the issuance of securities at an exercise or conversion price less than the then-current exercise or conversion price of those debentures, notes or warrants. As of January 12, 2007, the closing price of a share of our common stock on the OTC Bulletin Board was $.0004. On that date, our debentures, notes and warrants outstanding with adjustable conversion and/or exercise prices were convertible or exercisable into approximately 33,600,000,000 shares of our common stock. The number of shares of common stock that these adjustable securities ultimately may be converted into or exercised for could prove to be greater than this amount if the market price of our common stock declines. You could, therefore, experience substantial dilution of your investment as a result of the conversion or exercise of our outstanding derivative securities.

        The applicable conversion price of our debentures and notes issued to certain security holders is variable and does not have a lower-limit, therefore the dilutive effect to our existing security holders is theoretically limitless. However, because the variable conversion price of these debentures and notes has an upper limit, an increase in the trading price of a share of our common stock will result in a limited benefit to existing security holders with respect to the conversion of these debentures and notes. The following table sets forth the number of shares issuable upon conversion of the aggregate principal and all accrued and unpaid interest on our convertible debentures and notes issued to certain security holders and outstanding as of January 12, 2007, which amount was approximately $2.6 million, net of prepaid interest, and is based upon the indicated hypothetical trading prices:

                                            Approximate         Percentage of
     Hypothetical                         Number of Shares       Company's
     Trading Price   Conversion Price(1)     Issuable(2)       Common Stock (3)
     ____________   __________________    ________________    ________________

        $.0008            $.00032           8,000,000,000             32%
        $.0004            $.00016          16,000,000,000             49%
        $.0002            $.00008          32,000,000,000             66%
        $.0001            $.00004          64,000,000,000             79%
        _______________
        (1) The conversion price of our debentures and notes is the lower of 40% of the average of the three lowest intraday trading prices of a share of our common stock on the OTC Bulletin Board during the twenty trading days immediately preceding the conversion date, and either (a) $.06 for the March, May and June 2002 convertible debentures, (b) $.01 for the March and May 2003 convertible debentures, (c) $.005 for the November and December 2003, and the February and March 2004 convertible debentures and the March 2005 convertible notes, or (d) $.03 for the March 2006 convertible notes. As of January 12, 2007, the applicable conversion price was approximately $.000076.
        (2) Our current authorized capital allows us to issue a maximum of 50 billion shares of common stock.
        (3) Amounts are based on 16,759,229,871 shares of our common stock outstanding as of January 12, 2007 plus the corresponding number of shares issuable. Each of the holders of our convertible debentures and notes may not convert our debentures or notes into more than 4.9% of our then-outstanding common stock; however, the holders may waive the 4.9% limitation, thus allowing the conversion of their debentures or notes into a number of shares of common stock in excess of 4.9% of our then-outstanding common stock.

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

        The stock market as a whole and individual stocks historically have experienced extreme price and volume fluctuations, which often have been unrelated to the performance of the related corporations. During the year ended September 30, 2006, the high and low closing bid prices of our common stock were $.002 and $.0001, respectively. The market price of our common stock may exhibit significant fluctuations in the future response to various factors, many of which are beyond our control and which include:

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

        You can identify forward-looking statements generally by the use of forward- looking terminology such as "believe," "expect," "may," "will," "should," "could," "seek," "estimate," "continue," "anticipate," "intend," "future," "plan" or variations of those terms and other similar expressions, including their use in the negative, or in discussions of strategies, opportunities, plans or intentions. You should not place undue reliance on these forward-looking statements, which speak only as to our expectations as of the date of this report. These forward-looking statements are subject to a number of risks and uncertainties, including those identified under "Risk Factors" and elsewhere in this report. In addition, these forward-looking statements necessarily depend upon assumptions, estimates and expectations that may prove to be incorrect. Although we believe that the assumptions, estimates and expectations reflected in these forward-looking statements are reasonable, actual conditions in the AMR industry, and actual conditions and results in our business, could differ materially from those expressed or implied in these forward-looking statements. In addition, none of the events anticipated in the forward-looking statements may actually occur and we cannot assure you that we will achieve our plans, intentions or expectations. Any of these different outcomes could cause the price of our common stock to decline substantially. Except as required by law, we undertake no duty to update any forward-looking statement after the date of this report, either to conform any statement to reflect actual results or to reflect the occurrence of unanticipated events.

ITEM 7. FINANCIAL STATEMENTS.

        Our consolidated financial statements are filed with and begin on page F-1 of this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        None.

ITEM 8A.        CONTROLS AND PROCEDURES.

        Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) has concluded, based on his evaluation as of September 30, 2006 (the "Evaluation Date"), that the design and operation of our "disclosure controls and procedures" (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated, recorded, processed, summarized and reported to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding whether or not disclosure is required.

        During the year ended September 30, 2006, there were no changes in our "internal controls over financial reporting" (as defined in Rule 13a- 15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 8B.        OTHER INFORMATION.

        None.

                                   PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Directors and Executive Officers

        The directors and executive officers of ConectiSys and their ages, positions, business experience and education as of January 12, 2007 are as follows:

        Name             Age             Position
         ----             ---             --------
Robert A. Spigno(1)(2)..  52    Chairman of the Board, Chief
                                 Executive Officer, Chief Financial
                                 Officer and Director

Lawrence Muirhead(1)(2).  47    Chief Technology Officer and Director

Rodney w. Lighthipe.....  60    Treasurer and Secretary

Melissa McGough (1).....  30    Director
    _______________
    (1) Member of Stock Option Committee.
    (2) Member of Nominating Committee.

Business Experience

    Directors

        Robert A. Spigno has served as our Chief Executive Officer, Chairman of the Board and as a member of our board of directors since August 1995. Prior to that time, Mr. Spigno was President, for more than a decade, of S.W. Carver Corp., a company founded by him and his former wife, Patricia A. Spigno, that was a commercial builder of residential homes. Mr. Spigno has over 25 years of experience in executive management and majority ownership of several privately held companies.

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

     Executive Officer

        Rodney W. Lighthipe has served as our Treasurer and Secretary since May 2006 and previously served as an advisor to our board of directors from April 2001 through April 2006. Mr. Lighthipe also served as our President from September 2000 until his resignation in September 2001. Prior to that time, Mr. Lighthipe served as Director of Research for San Diego Gas & Electric from 1992 until 1996 and was responsible for the development and deployment of new technologies. Mr. Lighthipe was Research Manager for Southern California Edison from 1980 to 1987 and organized an international consortium of companies for the design, construction and operation of the world's largest coal gasification plant. Mr. Lighthipe was also Power Contracts Manager for Southern California Edison from 1974 until 1980 during which he opened new transmission paths throughout the Western United States and Canada for the purchase and sale of bulk electric power. Some of Mr. Lighthipe's major projects included the installation of photovoltaics in remote areas and the launch of a "smart card" project employing residential telephone systems. Mr. Lighthipe has also acted as a consulting engineer in the energy and telecommunications industries and served two tours of duty in Vietnam as a Lieutenant in the United States Navy.

        All directors hold office until the next annual meeting of shareholders and until their respective successors are elected or until their earlier death, resignation or removal. Each officer of ConectiSys serves at the discretion of the board of directors. There are no other family relationships between or among any directors or executive officers of ConectiSys.

      Advisors to our Board of Directors

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

        Based solely upon a review of copies of these reports furnished to us during 2006 and thereafter, or written representations received by us from reporting persons that no other reports were required, we believe that all
Section 16(a) filing requirements applicable to our reporting persons during 2006 were complied with, except that Mr. Robert Spigno did not timely file a Form 4 to report one transaction.

Board Committees

        Our board of directors has a Stock Option Committee and a Nominating Committee. Our board of directors does not have an Audit Committee. In the absence of an Audit Committee, the entire board of directors intends to satisfy the duties of that committee. Our Nominating Committee has a written charter.

        During fiscal 2006, our board of directors held 12 meetings and took action by written consent on 7 occasions. During fiscal 2006, no incumbent director attended fewer than 75% of the aggregate of the total number of meetings of the board of directors held during the period for which he or she has been a director and the total number of meetings held by all committees of the board on which he or she served during the periods that he or she served.

        Stock Option Committee. Our Stock Option Committee makes recommendations to our board of directors concerning incentive compensation for employees and consultants of ConectiSys and selects the persons entitled to receive options under our stock option plans and establishes the number of shares, exercise price, vesting period and other terms of the options granted under those plans. The Stock Option Committee currently consists of Robert A. Spigno, Lawrence Muirhead and Melissa McGough. During fiscal 2006, the Stock Option Committee held one meeting and did not take action by written consent on any occasion. No executive officer of ConectiSys has served as a director or member of the compensation committee of any other entity whose executive officers served as a director of ConectiSys.

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

        Nominating Committee. Our Nominating Committee currently consists of two directors, Robert A. Spigno, who serves as Chairman, and Lawrence Muirhead, neither of whom is "independent" under the rules and regulations of the Securities and Exchange Commission or under the current Nasdaq listing standards. We intend to reconstitute our Nominating Committee with one or more independent members of our board of directors once we are able to identify and attract a satisfactory candidate.

        Our Nominating Committee assists our board of directors in the selection of nominees for election to the board. The committee determines the required selection criteria and qualifications of director nominees based upon the needs of ConectiSys at the time nominees are considered and recommends candidates to be nominated for election to the board. The Nominating Committee was constituted, and our board of directors adopted a written charter for the Nominating Committee, in June 2004. A copy of the current charter is available on our website at http://www.conectisys.com under the headings "Investor Relations" and "Corporate Governance." During fiscal 2006, our Nominating Committee held no meetings and took action by written consent on one occasion. Our Nominating Committee considered and nominated candidates for directorship in connection with our 2006 annual meeting. No candidates for director nominations were submitted to our board of directors by any shareholder in connection with the election of directors at our 2006 annual meeting.

        Criteria for Director Nominees. Our board of directors believes that it should be comprised of directors with varied, complementary backgrounds, and that directors should, at a minimum, exhibit proven leadership capabilities and experience at a high level of responsibility within their chosen fields, and have the ability to quickly grasp complex principles of business, finance and automatic meter reading technologies. Directors should possess the highest personal and professional ethics, integrity and values and should be committed to representing the long-term interests of our shareholders.

        When considering a candidate for director, the Nominating Committee intends to take into account a number of factors, including the following:

        o       independence from management;
        o depth of understanding of technology, manufacturing, sales and marketing, finance and/or other elements directly relevant to the technology and business of ConectiSys;
        o       education and professional background;
        o       judgment, skill, integrity and reputation;
        o existing commitments to other businesses as a director, executive or owner;
        o       personal conflicts of interest, if any; and
        o       the size and composition of our existing board of directors.

        Prior to nominating a sitting director for re-election at an annual meeting of shareholders, the Nominating Committee intends to consider the director's past attendance at, and participation in, meetings of our board of directors and its committees and the director's formal and informal contributions to his or her respective activities.

        When seeking candidates for director, the Nominating Committee may solicit suggestions from incumbent directors, management, shareholders and others. Additionally, the Nominating Committee may use the services of third party search firms to assist in the identification of appropriate candidates. After conducting an initial evaluation of a prospective candidate, the Nominating Committee may interview that candidate if it believes the candidate might be suitable to be a director. The Nominating Committee may also ask the candidate to meet with management. If the Nominating Committee believes a candidate would be a valuable addition to our board of directors, it may recommend to the full board of directors that candidate's appointment or election.

        Shareholder Recommendations for Nominations to the Board of Directors. The Nominating Committee will consider candidates for director recommended by any shareholder that is the beneficial owner of shares representing more than one percent of the then-outstanding shares of common stock of ConectiSys and that has beneficially owned those shares for at least one year. The Nominating Committee will evaluate such recommendations applying its regular nominee criteria and considering the additional information set forth below. Eligible shareholders wishing to recommend a candidate for nomination as a director are to send the recommendation in writing to the Chairman of the Nominating Committee, ConectiSys Corporation, 25115 Avenue Stanford, Suite 320, Valencia, California 91355. A shareholder recommendation must contain the following information:

        o documentation supporting that the writer is a shareholder of ConectiSys and has been a beneficial owner of shares representing more than one percent of the then-outstanding shares of common stock of ConectiSys for at least one year and a statement that the writer is recommending a candidate for nomination as a director;

        o a resume of the candidate's business experience and educational background that also includes the candidate's name, business and residence addresses, and principal occupation or employment and an explanation of how the candidate's background and qualifications are directly relevant to the business of ConectiSys;

        o the number of shares of common stock of ConectiSys beneficially owned by the candidate;

        o a statement detailing any relationship, arrangement or understanding, formal or informal, between or among the candidate, any affiliate of the candidate, and any customer, supplier or competitor of ConectiSys, or any other relationship, arrangement or understanding that might affect the independence of the candidate as a member of our board of directors;

        o detailed information describing any relationship, arrangement or understanding, formal or informal, between or among the proposing shareholder, the candidate, and any affiliate of the proposing shareholder or the candidate;

        o any other information that would be required under SEC rules in a proxy statement soliciting proxies for the election of such candidate as a director; and

        o a signed consent of the candidate to serve as a director, if nominated and elected.

        In connection with its evaluation, the Nominating Committee may request additional information from the candidate or the recommending shareholder and may request an interview with the candidate. The Nominating Committee has discretion to decide which individuals to recommend for nomination as directors.

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

ITEM 10.        EXECUTIVE COMPENSATION.

Compensation of Executive Officers

        The Summary Compensation Table below provides information concerning the annual and long-term compensation for services in all capacities as an employee of ConectiSys of our Chief Executive Officer and Chief Financial Officer, our Chief Technology Officer and our former Chief Financial Officer and Secretary/Treasurer, or the named executive officers, during the years ended September 30, 2006 and 2005. There were no other officers whose annual compensation exceeded $100,000 during the year ended September 30, 2006.

                           Summary Compensation Table

                                                                        Stock
Name and Principal Position     Year    Salary($)       Bonus($)        Awards($)(1)    Total($)
---------------------------     ----    ---------       --------        ------------    --------
Robert A. Spigno
  CEO and CFO..............     2006    160,000           -               80,000        240,000
                                2005    160,000           -               80,000        240,000

Lawrence Muirhead
  Chief Technology Officer.     2006    150,000           -                  -          150,000
                                2005    150,000           -                  -          150,000

Patricia A. Spigno
  former CFO(2)............     2006       -              -                  -             -
                                2005     40,000           -                  -           40,000
  _______________
  (1)   Amounts represent bonus earned, but deferred and recorded on the books and records of ConectiSys as accrued compensation. Amounts are payable in common stock of ConectiSys based on a conversion price equivalent to 50% of the average of the closing bid and asked prices of a share of ConectiSys common stock for the 30 days prior to the end of the year in which such bonus was earned. Although our agreement with Robert Spigno provides that the conversion price is to be equal to 50% of the average of the closing bid and asked prices of a share of our common stock for the 30 days prior to the end of the calendar year, Mr. Spigno voluntarily relinquished his right to receive shares for 2006 and 2005 based on this conversion price in favor of a conversion price equal to 100% of the average of the closing bid and asked prices of a share of our common stock for the 30 days prior to the end of the applicable calendar year.
  (2) Ms. Spigno's employment was terminated at the end of the first six months of fiscal 2005.

Outstanding Equity Awards at Fiscal Year End

        As of September 30, 2006, Robert Spigno held an option to purchase 234,155 shares of our Class A preferred stock at an exercise price of $1.00 per share. Each share of Class A preferred stock is entitled to 100 votes per share on all matters presented to our shareholders for action. The Class A preferred stock does not have any liquidation preference, additional voting rights, conversion rights, anti-dilution rights or any other preferential rights. The Class A preferred stock option is fully vested and expires on November 1, 2009.

        As of September 30, 2006, Robert Spigno held an option to purchase 500,000 shares of our Class B preferred stock at an exercise price of $.05 per share. Each share of Class B preferred stock is convertible into 10 shares of our common stock. The Class B preferred stock does not have any liquidation preference, voting rights, other conversion rights, anti-dilution rights or any other preferential rights. The exercise price of $.05 per share equates to $.005 per share of common stock if the Class B preferred stock were converted, which was in excess of the price of our common stock on that date. The price of our common stock on the OTC Bulletin Board(R)as of September 30, 2006 was $.0004. The Class B preferred stock option is fully vested and expires on November 1, 2009.

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

Employment Contracts and Termination of Employment and Change-in-Control Arrangements

        In October 1995, our board of directors set the compensation for Robert
A. Spigno, our Chairman of the Board, Chief Executive Officer and Chief Financial Officer. Mr. Spigno has executed an employment agreement with ConectiSys effective October 2, 1995, as amended by employment agreement amendments effective July 24, 1996, August 11, 1997, September 1, 1999 and March 27, 2000 that provide for annual salary of $160,000 and a bonus of 50% of Mr. Spigno's annual salary, with the bonus payable in common stock of ConectiSys.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

        As of January 12, 2007, a total of 16,759,229,871 shares of our common stock were outstanding. The following table sets forth information as of that date regarding the beneficial ownership of our common stock both before and immediately after the offering by:

        o each person known by us to own beneficially more than five percent, in the aggregate, of the outstanding shares of our common stock as of the date of the table;
        o       each selling security holder;
        o       each of our directors;
        o       each named executive officer who is a current officer; and
        o       all of our directors and executive officers as a group.

        Beneficial ownership is determined in accordance with Rule 13d-3 promulgated by the Securities and Exchange Commission, and generally includes voting or investment power with respect to securities. Except as indicated in the footnotes to the table, we believe each holder possesses sole voting and investment power with respect to all of the shares of common stock owned by that holder, subject to community property laws where applicable. In computing the number of shares beneficially owned by a holder and the percentage ownership of that holder, shares of common stock subject to options or warrants or underlying notes or preferred stock held by that holder that are currently exercisable or convertible or are exercisable or convertible within 60 days after the date of the table are deemed outstanding. Those shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person or group.

Name and Address of
beneficial Owner(1)            Title of Class       Beneficial Ownership(2)  Percent of Class
---------------------------    --------------       -----------------------  ----------------
Robert A. Spigno...........         Common              603,615,176(3)               3.48%
                                Class A Preferred           450,020(4)             100.00%
                                Class B Preferred           500,000(5)              50.00%

Lawrence Muirhead.........          Common                  971,393                   *

Rodney W. Lighthipe.......          Common                  852,388                   *

Melissa McGough...........          Common                  354,138                   *

All directors and executive
  officers as a group
  (4 persons).............          Common              605,793,095(6)               3.49%
                                Class A Preferred           450,020(4)             100.00%
                                Class B Preferred           500,000(5)              50.00%
</table>        ______________
        *       Less than 1.00%
        (1) The address of each director and executive officer named in this table is c/o ConectiSys Corporation, 25115 Avenue Stanford, Suite 320, Valencia, California 91355. Mr. Spigno and Mr. Muirhead are directors and executive officers of ConectiSys.
                Ms. McGough is a director of ConectiSys. Mr. Lighthipe is Treasurer and Secretary of ConectiSys.
        (2) Based upon information furnished to us by the directors and executive officers or obtained from our stock transfer books showing 16,759,229,871 shares of common stock outstanding as of January 12, 2007. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Except as indicated by footnote, and subject to community property laws where applicable, the persons named in the table above have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. Shares of common stock subject to options currently exercisable, or exercisable within 60 days after January 12, 2007, are deemed to be outstanding in calculating the percentage ownership of a person or group but are not deemed to be outstanding as to any other person or group.

        (3) Includes (i) 4,992,556 shares held directly, (ii) 5,000,000 shares issuable upon conversion of Class B preferred stock, and
                (iii) 593,622,620 shares issuable in connection with payment of annual bonuses for calendar years 2002 through 2006. Mr. Spigno holds an option to purchase up to 500,000 shares of Class B preferred stock.
        (4) Includes (i) 215,865 shares held directly, and (ii) 234,155 shares underlying an option to purchase Class A preferred stock.
        (5) Represents an option to purchase up to 500,000 shares of Class B preferred stock.
        (6) Includes (i) 7,170,475 shares held directly, (ii) 5,000,000 shares issuable upon conversion of Class B preferred stock, and
                (iii) 593,622,620 shares issuable in connection with payment of annual bonuses to Mr. Spigno for calendar years 2002 through 2006. Mr. Spigno holds an option to purchase up to 500,000 shares of Class B preferred stock.

Equity Compensation Plan Information

        No options, warrants or rights under any formal or informal incentive compensation plan were outstanding, and there were no securities remaining available for future issuance under any formal incentive compensation plan, as of September 30, 2006.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

        On September 1, 2003, we executed a promissory note in the amount of $36,000 in favor of Robert Spigno, our Chairman of the Board, Chief Executive Officer and Chief Financial Officer. Under the note, any outstanding principal and accrued and unpaid interest is due on demand and any outstanding principal accrues interest at an annual rate of 18%. As of September 30, 2005, approximately $12,000 of principal and accrued and unpaid interest under this note remained outstanding. During fiscal 2005 and 2006, we borrowed and repaid various amounts from time to time from and to Mr. Spigno and as of September 30, 2006, no principal or accrued and unpaid interest under this note remained outstanding.

        On September 1, 2003, we executed a promissory note in the amount of $50,000 in favor of Patricia Spigno, our former Chief Financial Officer and Secretary/Treasurer. Under the note, any outstanding principal and accrued and unpaid interest is due on demand and any outstanding principal accrues interest at an annual rate of 18%. We borrowed additional funds from Ms. Spigno resulting in approximately $49,000 owed to Ms. Spigno as of September 30, 2005. During fiscal 2005 and 2006, we borrowed and repaid various amounts from time to time from and to Ms. Spigno resulting in $449 owed to Ms. Spigno as of September 30, 2006.

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

        In May 2006, Rodney W. Lighthipe was appointed as Treasurer and Secretary of Conectisys. Since February 2006, Mr. Lighthipe has received weekly consulting fees of $1,000 in connection with consulting services rendered to ConectiSys.

        Effective December 31, 2006, Robert Spigno earned bonus compensation under his employment arrangement with ConectiSys in the amount of $80,000 payable in common stock of ConectiSys based on a conversion price equal to 50% of the average of the closing bid and asked prices of a share of our common stock for the 30 days prior to December 31, 2006. Although our agreement with Mr. Spigno provides that the conversion price is to be equal to 50% of the average of the closing bid and asked prices of a share of our common stock for the 30 days prior to December 31, 2006, Mr. Spigno voluntarily relinquished his right to receive shares for 2006 based on this conversion price in favor of a conversion price equal to 100% of the average of the closing bid and asked prices of a share of our common stock for the 30 days prior to December 31, 2006. The number of shares of common stock of ConectiSys issuable in connection with this bonus is 258,064,516.

        We are or have been a party to various employment, consulting and compensation arrangements with related parties, as more particularly described above under the headings "Compensation of Executive Officers," "Compensation of Directors" and "Employment Contracts and Termination of Employment and Change-in-Control Arrangements."

ITEM 13.        EXHIBITS.

        Reference is made to the Index to Exhibits that follows the consolidated financial statements contained in this report.

ITEM 14.        PRINCIPAL ACCOUNTANT FEES AND SERVICES.

        The following table shows the fees paid or accrued by ConectiSys Corporation for the audit and other services provided by Farber Hass Hurley & McEwen, LLP (f/k/a Hurley & Company) for the fiscal years shown.

                                          2006       2005
                                        -------    --------
        Audit Fees...............       $33,500    $27,200
        Audit - Related Fees.....         9,325     10,200
        Tax Fees.................           -         -
        All Other Fees...........           -         -
                                        -------    --------
        Total                           $42,825    $37,400
                                        =======    ========
        The Audit - Related Fees shown above all related to work performed in connection with the issuance of Consents of Independent Registered Public Accounting Firm included in Registration Statements on Forms SB-2 and S-8 and the review thereof by Farber Hass Hurley & McEwen, LLP (f/k/a Hurley & Company).

        We do not have an Audit Committee. Our Board of Directors approved the Audit Fees for fiscal 2006 and 2005, but none of the other fees for 2006 and 2005 were specifically approved by our Board of Directors.

                                CONECTISYS CORPORATION
                     INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                           Page
                                                                           ----
Report of Independent Registered Public Accounting Firm.....................F-1

Consolidated Balance Sheet as of September 30, 2006.........................F-2

Consolidated Statements of Operations for the Years Ended
September 30, 2006 and 2005 and the Cumulative Period from
December 1, 1990 (Inception) through September 30, 2006.....................F-4

Consolidated Statements of Changes in Shareholders' Equity (Deficit) for
the Cumulative Period from December 1, 1990 (Inception) through September
30, 2006....................................................................F-6

Consolidated Statements of Cash Flows for the Years Ended
September 30, 2006 and 2005 and the Cumulative Period from
December 1, 1990 (Inception) through September 30, 2006.....................F-16

Notes to Consolidated Financial Statements..................................F-19

<pre>


         REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Conectisys Corporation and Subsidiaries
Valencia, California

We have audited the accompanying consolidated balance sheet of Conectisys Corporation and Subsidiaries (a development stage company) (the "Company") as of September 30, 2006, and the related consolidated statements of operations, changes in shareholders' equity (deficit), and cash flows for the years ended September 30, 2006 and 2005, and the cumulative period from December 1, 1990 (inception of development stage) through September 30, 2006, except that we did not audit these financial statements for the period December 1, 1990 (inception of development stage) through November 30, 1997; these financial statements were audited by other auditors, whose reports dated March 6, 1998 (for the period December 1, 1994 through November 30, 1997) and January 9, 1995 (for the period December 1, 1990 (inception of development stage) through November 30,
1994), respectively, expressed a going concern uncertainty. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Conectisys Corporation and Subsidiaries as of September 30, 2006, and the results of their operations and their cash flows for the years ended September 30, 2006 and 2005, and the cumulative period from December 1, 1990 (inception of development stage) through September 30, 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a deficiency in working capital at September 30, 2006. These matters raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also discussed in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/S/ FARBER HASS HURLEY & MCEWEN, LLP


Granada Hills, California
December 20, 2006

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) CONSOLIDATED BALANCE SHEET
September 30, 2006


Assets
Current assets
  Cash and cash equivalents                                $           19,936
  Short-term investments                                              430,733
  Prepaid expenses                                                    160,933
                                                            -----------------
Total current assets                                                  611,602

Property and equipment, net of accumulated
  depreciation of $354,801                                            103,767

Other assets
  Security Deposit                                                      4,698
  License and technology, net of accumulated
    amortization of $421,478                                                0
  Loan fees, net of accumulated amortization of $511,315               28,240
                                                            -----------------
Total assets                                               $          748,307
                                                            =================

The accompanying notes are an integral part of these consolidated financial statements.

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) CONSOLIDATED BALANCE SHEET
September 30, 2006


Liabilities and shareholders' (deficit)
Current liabilities
  Accounts payable                                         $          278,782
  Accrued compensation                                              1,878,696
  Due to officers                                                         449
  Accrued interest payable                                            345,818
  Other current liabilities                                            27,803
  Current portion of convertible debentures                         2,264,085
                                                            -----------------
Total current liabilities                                           4,795,633

Convertible debentures, net of current portion                      2,053,636
                                                            -----------------
Total liabilities                                                   6,849,269

Commitments and contingencies                                               0

Shareholders' (deficit)
Preferred stock - Class A, $1.00 par value;
  1,000,000 shares authorized, 215,865 shares
  issued and outstanding                                              215,865
Convertible preferred stock - Class B, $1.00
  par value; 1,000,000 shares authorized,
  -0- shares issued and outstanding                                         0
Common stock, no par value - 50,000,000,000 shares
  authorized, 14,384,794,783 shares issued
  and outstanding                                                  27,930,753
Additional paid-in capital:
  Convertible preferred stock - Class B $1.00 par
    value, 1,000,000 stock options exercisable                        100,000
  Common stock, no par value 32,620,000 stock
    options and warrants                                            1,371,265

Accumulated (deficit) during development stage                    (35,718,845)
                                                            -----------------
Total shareholders' (deficit)                                      (6,100,962)
                                                            -----------------
Total liabilities and shareholders' (deficit)              $          748,307
                                                            =================

The accompanying notes are an integral part of these consolidated financial statements.

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended September 30, 2006 and 2005
      And the Cumulative Period
From December 31, 1990 (Inception) Through September 30, 2006

                                                                                  Dec. 1, 1990
                                                                                   (Inception)
                                             Year Ended         Year Ended           Through
                                            September 30,      September 30,      September 30,
                                                2006               2005               2006
Revenues                                 $               0  $               0  $         517,460

Cost of prototypes and samples sold                211,120            245,427          1,342,489
                                         -----------------  -----------------  -----------------
Gross loss                                        (211,120)          (245,427)          (825,029)

General and administrative expenses              1,329,175          1,676,520         24,085,065
Bad debt expense                                         0                  0          1,680,522
Write-off of deposits
 and intangible assets                              17,000                  0          1,316,861
                                         -----------------  -----------------  -----------------
Loss from operations                            (1,557,295)        (1,921,947)       (27,907,477)

Other income (expenses)
  Forgiveness of debt                                    0            504,462            504,462
  Settled damages                                        0                  0           (125,000)
  Other income                                           0                  0             12,072
  Interest income                                    4,468                  0            107,392
  Interest expense                              (1,499,470)        (1,715,198)        (8,372,794)
  Minority interest                                      0                  0             62,500
                                           -----------------  ----------------- -----------------
Net loss                                 $      (3,052,297)  $     (3,132,683) $     (35,718,845)
                                           =================  ================= =================

Weighted average shares outstanding         11,530,291,162      3,713,202,999
                                           =================  =================
Net loss per share - basic and diluted   $           (0.00)  $          (0.00)
                                           =================  =================

The accompanying notes are an integral part of these consolidated financial statements.

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT) For the Cumulative Period from December 1, 1990 (Inception) Through September 30, 2006


                           Preferred Stock       Common Stock            Additional     Stock                 Total
                           Class A and B         No Par Value            Paid in  Subscription Accumulated Shareholders'
                             Shares      Value     Shares      Value     Capital   Receivable   Deficit  Equity(Deficit)
                           ----------  ---------- ----------- ---------- ---------- ----------- ----------- -----------
Balance, Dec. 1, 1990
(re-entry
development stage)               0    $      0       10,609  $  1,042,140 $      0  $         0 $(1,042,140)$        0

Shares issued in exchange for:
Cash, Aug. 1993                  0           0        1,000         1,000        0            0           0      1,000
Capital contribution,
 Aug. 1993                       0           0        2,000           515        0            0           0        515
Services, Mar. 1993              0           0        2,000           500        0            0           0        500
Services, Mar. 1993              0           0        1,200           600        0            0           0        600
Net loss for the year            0           0            0             0        0            0      (5,459)    (5,459)
                             --------  ---------- -------------  -------- --------- -----------  ----------   ---------
Balance, September 30, 1993      0           0       16,809     1,044,755        0            0  (1,047,599)    (2,844)

Shares issued in exchange for:
Services, May 1994               0           0        2,400         3,000        0            0           0      3,000
Cash, Sep. 1994                  0           0       17,771        23,655        0            0           0     23,655
Services, Sep. 199               0           0        8,700        11,614        0            0           0     11,614
Cash, Sep. 1994                  0           0        3,000        15,000        0            0           0     15,000
Cash, Oct. 1994             16,345 A    16,345            0             0        0            0           0     16,345
Cash, Sep. and Oct. 1994                     0        1,320        33,000        0            0           0     33,000
Net loss for the year            0           0            0             0        0            0     (32,544)   (32,544)
                           ---------- ---------- -------------  ---------- --------  ----------  ------------ ---------
Balance, November 30, 1994  16,345    $ 16,345       50,000   $ 1,131,024  $     0    $       0 $(1,080,143)  $ 67,226

The accompanying notes are an integral part of these consolidated financial statements.

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
For the Cumulative Period from December 1, 1990 (Inception) Through September 30, 2006


                              Preferred Stock       Common Stock                Additional     Stock                       Total
                              Class A and B         No Par Value                  Paid in   Subscription  Accumulated  Shareholders'
                                Shares      Value      Shares        Value        Capital    Receivable     Deficit  Equity(Deficit)
                             ----------  ---------- -------------  -----------   -----------  ----------  ------------   -----------
Balance, Dec. 1, 1990
(re-entry
development stage)                    0    $      0       10,609  $  1,042,140 $          0 $          0 $  (1,042,140)$          0

Shares issued in exchange for:
Cash, Aug. 1993                       0           0        1,000         1,000            0            0             0        1,000
Capital contribution,
 Aug. 1993                            0           0        2,000           515            0            0             0          515
Services, Mar. 1993                   0           0        2,000           500            0            0             0          500
Services, Mar. 1993                   0           0        1,200           600            0            0             0          600
Net loss for the year                 0           0            0             0            0            0        (5,459)      (5,459)
                             ----------  ---------- -------------  -----------   -----------  ----------  ------------   ----------
Balance, September 30, 1993           0           0       16,809     1,044,755            0            0    (1,047,599)      (2,844)

Shares issued in exchange for:
Services, May 1994                    0           0        2,400         3,000            0            0             0        3,000
Cash, Sep. 1994                       0           0       17,771        23,655            0            0             0       23,655
Services, Sep. 1994                   0           0        8,700        11,614            0            0             0       11,614
Cash, Sep. 1994                       0           0        3,000        15,000            0            0             0       15,000
Cash, Oct. 1994                  16,345 A    16,345            0             0            0            0             0       16,345
Cash, Sep. and Oct. 1994                          0        1,320        33,000            0            0             0       33,000
Net loss for the year                 0           0            0             0            0            0       (32,544)     (32,544)
                             ----------  ---------- -------------  -----------   -----------  ----------  ------------   ----------
Balance, November 30, 1994      16,345 $    16,345       50,000   $ 1,131,024   $        0   $        0  $ (1,080,143)  $   67,226


The accompanying notes are an integral part of these consolidated financial statements.


CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
For the Cumulative Period from December 1, 1990 (Inception) Through September 30, 2006


                              Preferred Stock       Common Stock                Additional     Stock                       Total
                              Class A and B         No Par Value                  Paid in   Subscription  Accumulated  Shareholders'
                                Shares      Value      Shares        Value        Capital    Receivable     Deficit  Equity(Deficit)
                             ----------  ---------- -------------  -----------   -----------  ----------  ------------  -----------
Shares issued in exchange for:
Cash, Feb. 1995                       0           0        1,160       232,000            0            0             0      232,000
Debt repayment, Feb. 1995             0           0        2,040       408,000            0            0             0      408,000
Debt repayment, Feb. 1995             0           0        4,778       477,810            0            0             0      477,810
Acquisition of assets, CIPI
 Feb. 1995                            0           0       28,750     1,950,000            0            0             0    1,950,000
Acquisition of assets,
 Apr. 1995                            0           0       15,000             0            0            0             0            0
Cash and services, Apr.
 and May 1995                         0           0       16,000       800,000            0            0             0      800,000
Cash, Jun. 1995                       0           0          500        30,000            0            0             0       30,000
Acquisition of assets and
 services, Sep. 1995                  0           0        4,000       200,000            0            0             0      200,000
Cash, Sep. 1995                       0           0           41         3,000            0            0             0        3,000
Acquisition of assets,
 Sep. 1995                            0           0       35,000     1,750,000            0            0             0    1,750,000
Return of assets, CIPI
 Sep. 1995                            0           0      (27,700)   (1,950,000)           0            0             0   (1,950,000)
Net loss for the year                 0           0            0             0            0            0    (2,293,867)  (2,293,867)
                             ----------  ---------- -------------  -----------   -----------  ----------  ------------   ----------
Balance, November 30, 1995      16,345  $   16,345 $    129,569   $ 5,031,834   $        0   $        0  $ (3,374,010)  $1,674,169

Shares issued in exchange for:
Cash, Feb. 1996                       0           0        1,389       152,779            0            0             0      152,779
Debt repayment, Feb. 1996             0           0       10,000       612,000            0            0             0      612,000
Services, Feb. 1996                   0           0        3,160       205,892            0            0             0      205,892
Cash, Mar. 1996                       0           0          179        25,000            0            0             0       25,000
Shares returned and
 canceled Mar. 1996                   0           0      (15,000)            0            0            0             0            0
Services, Apr. 1996                   0           0           13         2,069            0            0             0        2,069
Services, Sep. 1996               4,155 A     4,155          586        36,317            0            0             0       40,472
Services, Oct. 1996                   0           0        6,540       327,000            0            0             0      327,000
Debt repayment, Nov. 1996             0           0        2,350        64,330            0            0             0       64,330
Net loss for the year                 0           0            0             0            0            0    (2,238,933)  (2,238,933)
                             ----------  ---------- -------------  -----------   -----------  ----------  ------------   ----------
Balance, November 30, 1996      20,500  $   20,500      138,786   $ 6,457,221   $        0   $        0  $ (5,612,943)  $   864,778

The accompanying notes are an integral part of these consolidated financial statements.


CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
For the Cumulative Period from December 1, 1990 (Inception) Through September 30, 2006


                              Preferred Stock       Common Stock                Additional     Stock                       Total
                              Class A and B         No Par Value                  Paid in   Subscription  Accumulated  Shareholders'
                                Shares      Value      Shares        Value        Capital    Receivable     Deficit  Equity(Deficit)
                             ----------  ---------- -------------  -----------   -----------  ----------  ------------  -----------
Shares issued in exchange for:
Services, Mar. 1997                   0           0          228         6,879            0            0             0        6,879
Services, Apr. 1997                   0           0          800        13,120            0            0             0       13,120
Services, Jul. 1997                   0           0        1,500        16,200            0            0             0       16,200
Cash, Jul. 1997                       0           0       15,000       300,000            0            0             0      300,000
Services, Aug. 1997                   0           0        5,958        56,000            0            0             0       56,000
Adjustment for partial
 shares due to reverse
 stock split (1:20)                   0           0          113             0            0            0             0            0
Services, Oct. 1997                   0           0    1,469,666       587,865            0            0             0      587,865
Debt repayment, Oct 1997              0           0    1,540,267       620,507            0            0             0      620,507
Cash, Oct. 1997                       0           0    1,500,000       281,250            0            0             0      281,250
Services, Nov. 1997                   0           0        4,950        10,538            0            0             0       10,538
Net loss for the year                 0           0            0             0            0            0    (2,739,268)  (2,739,268)
                             ----------  ---------- -------------  -----------   -----------  ----------  ------------   ----------
Balance, November 30, 1997      20,500  $   20,500 $  4,677,268   $ 8,349,580   $            $           $ (8,352,211)  $    17,869

Shares issued in exchange for:
Services, Dec. 1997
through Nov. 1998                     0           0    2,551,610     2,338,264            0            0             0    2,338,264
Debt repayment, Apr. 1998
through Sep. 1998                     0           0      250,000       129,960            0            0             0      129,960
Cash, Jan. 1998 through
 Jul. 1998                            0           0    4,833,334     1,139,218            0            0             0    1,139,218
 Acquisition of assets,
 Jul. 1998                            0           0      300,000       421,478            0            0             0      421,478
Acquisition of 20% minority
 interest in subsidiary,
 Jul. 1998                            0           0       50,000        59,247            0            0             0       59,247
Services, Nov. 1998              60,000 A    60,000            0             0            0            0             0       60,000
Net loss for the year                 0           0            0             0            0            0    (4,928,682)  (4,928,682)
                             ----------  ---------- -------------  -----------   -----------  ----------  ------------   ----------
Balance, November 30, 1998      80,500  $   80,500   12,662,212   $12,437,747   $            $           $(13,280,893)  $  (762,646)

The accompanying notes are an integral part of these consolidated financial statements.


CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
For the Cumulative Period from December 1, 1990 (Inception) Through September 30, 2006


                              Preferred Stock       Common Stock                Additional     Stock                       Total
                              Class A and B         No Par Value                  Paid in   Subscription  Accumulated  Shareholders'
                                Shares      Value      Shares        Value        Capital    Receivable     Deficit  Equity(Deficit)
                             ----------  ---------- -------------  -----------   -----------  ----------  ------------   -----------
Shares issued in exchange for:
Shares returned and canceled
 Dec. 1998                            0           0   (1,350,000)     (814,536)                                            (814,536)
Services, Dec. 1998
 through Sep. 1999                    0           0      560,029       349,454      150,000            0                    499,454
Cash, Dec. 1998
 through Sep. 1999                    0           0    1,155,800       129,537                                              129,537
Debt repayment, Sep. 1999        39,520 A    39,520      960,321       197,500      100,000            0                    337,020
Net loss for the year                 0           0            0             0            0            0    (1,323,831)  (1,323,831)
                             ----------  ---------- -------------  -----------   -----------  ----------  ------------   -----------
Balance, September 30, 1999     120,020  $  120,020   13,988,362   $12,299,702   $  250,000   $        0  $(14,604,724) $(1,935,002)


The accompanying notes are an integral part of these consolidated financial statements.


CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
For the Cumulative Period from December 1, 1990 (Inception) Through September 30, 2006


                              Preferred Stock       Common Stock                Additional     Stock                       Total
                              Class A and B         No Par Value                  Paid in   Subscription  Accumulated  Shareholders'
                                Shares      Value      Shares        Value        Capital    Receivable     Deficit  Equity(Deficit)
                             ----------  ---------- -------------  -----------   -----------  ----------  ------------  -----------
Shares issued in exchange for:
Services, October 1999 through                           (17,500)      (12,000)           0            0             0      (12,000)
  September 2000, valued from
  $.025 to $0.80 per share            0           0    2,405,469       990,949            0            0             0      990,949
Retainers, debt and accrued
  liabilities, October 1999
  through September 2000 valued
  from $0.25 to $1.57 share           0           0    2,799,579     1,171,638            0            0             0    1,171,638
Cash, October 1999 through
 September 2000, with subscription
  prices ranging from $0.25 to
  $0.66 per share                     0           0    2,295,482       839,425            0      (15,450)            0      823,975
Issuance of $63,500 consultant
  stock options, March, 2000
  at an exercise price of $2.00
  per share                           0           0            0             0      214,130            0             0      214,130
Reduction of exercise prices
  on 2,600,000 officer and employee
  common stock options, March 2000
  to $0.38 and approx.$0.39
  per share                           0           0            0             0    1,113,610            0             0    1,113,610
Exercise of 2,056,346 common and
  20,000 preferred officer stock
  options, May 2000, with
  common stock strike prices
  ranging from $0.15 to approx.
  $0.39 per share, in exchange for
  officer debt                   20,000      20,000    2,056,346       897,707     (407,735)           0             0      509,972
Issuance of $500,000 consultant
  stock options, September 2000
  with floating exercise prices
  set at 15% below current mar        0           0            0             0       65,000            0             0       65,000
Net loss for the year                 0           0            0             0            0            0    (3,812,140)  (3,812,140)
                             ----------  ---------- -------------  -----------   -----------  ----------  ------------   -----------
Balance, September 30, 2000     140,020  $  140,020   23,527,738   $16,187,421   $1,235,005   $  (15,450) $(18,416,864)  $ (869,868)


The accompanying notes are an integral part of these consolidated financial statements.


CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
For the Cumulative Period from December 1, 1990 (Inception) Through September 30, 2006


                              Preferred Stock       Common Stock                Additional     Stock                       Total
                              Class A and B         No Par Value                  Paid in   Subscription  Accumulated  Shareholders'
                                Shares      Value      Shares        Value        Capital    Receivable     Deficit  Equity(Deficit)
                             ----------  ---------- -------------  -----------   -----------  ----------  ------------  -----------
Shares issued in exchange for:
Services, October 2000 through
  September 2001 valued from
  $0.11 to $0.40 per share            0           0    3,471,007       572,790            0            0             0       73,790
Retainers, debt and accrued
  liabilities October 2000
  through September 2001, valued
  from $0.11 to $0.43 per share       0           0    3,688,989       487,121            0            0             0      487,121
Cash, October 2000 through
  March 2001 with subscription
  prices ranging from $0.075 to
  $0.083 per share                    0           0    1,045,500        78,787            0            0             0       78,787
Collection of stock subscription
  receivable, October 2000
  on 61,800 shares                    0           0            0             0            0       15,450                     15,450
Exercise of 400,000 common
  stock options, January, 2001
  at a strike price of $0.085 per
  share, in exchange for debt         0           0      400,000        86,000      (52,000)           0             0       34,000
Issuance of 1,000,000 common
  stock warrants, April 2001
  at an exercise price of $0.192
  per share, in conjunction with
  $300,000 principal value of
  8% convertible debt                 0           0            0             0       77,228            0             0       77,228
Issuance of 2,000,000 consultant
  stock options, September 2001
  at a strike price of $0.13
  per share                           0           0            0             0      115,000            0             0      115,000
Beneficial conversion options
  April 2001 through September
  2001, pertaining to $300,000
  principal value and accrued
  interest on 8% convertible debt     0           0            0             0      155,027            0             0      155,027
Net loss for the year                 0           0            0             0            0            0    (2,154,567)  (2,154,567)
                             ----------  ---------- -------------  -----------   -----------  ----------  ------------   ----------
Balance, September 30, 2001     140,020  $  140,020   32,133,234   $17,412,119   $1,530,260   $        0  $(20,571,431) $(1,489,032)


The accompanying notes are an integral part of these consolidated financial statements.


CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
For the Cumulative Period from December 1, 1990 (Inception) Through September 30, 2006


                              Preferred Stock       Common Stock                Additional     Stock                       Total
                              Class A and B         No Par Value                  Paid in   Subscription  Accumulated  Shareholders'
                                Shares      Value      Shares        Value        Capital    Receivable     Deficit  Equity(Deficit)
                             ----------  ---------- -------------  -----------   -----------  ----------  ------------  -----------
Shares issued in exchange for:
Services, October 2001 through
  September 2002 valued from
  $0.02 to $0.25 per share            0           0    2,180,000       179,916            0            0             0      179,916
Debt and accrued liabilities
  October 2001 through September
  2002 with common shares
  valued from $0.01 to $0.15 per
  share and preferred A shares
  valued at $1.00 per share      60,000      60,000   10,948,077       428,563            0            0             0      488,563
Cash, October 2001 through2
  September 2002 with prices
  ranging from $0.01 to $0.083
  per share                           0           0    5,833,334       200,000            0            0             0      200,000
Exercise of 550,000 common stock
  option by a consultant at a
  strike price of $0.13 per share
  in exchange for debt                0           0      550,000       103,125      (31,625)           0             0       71,500
Issuance of 3,750,000 warrants
  April 2002 through June 2002
  at an exercise price of $0.045
  per share, in conjunction with
  $750,000 principal value of 12%
  convertible debt                    0           0            0             0      100,087            0             0      100,087
Beneficial conversion option
  April 2002 through June 2002
  pertaining to $750,000 principal
  valued of 12% convertible debt      0           0            0             0      649,913            0             0      649,913
Conversion of $93,130 principal
  value of 12% convertible debt
  along with $6,916 accrued
  interest, net of $69,233
  convertible debt discount           0           0   12,667,178       111,515      (80,702)           0             0       30,813
Net loss for the year                 0           0            0             0            0            0    (2,346,732)  (2,346,732)
                             ----------  ---------- -------------  -----------   -----------  ----------  ------------   -----------
Balance, September 30, 2002     200,020  $  200,020   64,311,823   $18,435,238   $2,167,933   $        0  $(22,918,163) $(2,114,972)

The accompanying notes are an integral part of these consolidated financial statements.


CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
For the Cumulative Period from December 1, 1990 (Inception) Through September 30, 2006


                              Preferred Stock       Common Stock                Additional     Stock                       Total
                              Class A and B         No Par Value                  Paid in   Subscription  Accumulated  Shareholders'
                                Shares      Value      Shares        Value        Capital    Receivable     Deficit  Equity(Deficit)
                             ----------  ---------- -------------  -----------   -----------  ----------  ------------  -----------
Shares issued in exchange for:
Services, October 2002 through
  September 2003 valued from
  $0.0012 to $0.01 per share          0           0   31,500,000       134,000            0            0             0      134,000
Debt and accrued liabilities
  October 2002 through September
  2003 with common shares
  valued from $0.001 to $0.0512
  per share                           0           0  162,134,748       704,774     (155,027)           0             0      549,747
Cash, October 2002 through
  September 2003 with prices
  ranging from $0.001 to $0.10
  per share                           0           0  128,500,000       180,000            0            0             0      180,000
Issuance of 2,500,000 warrants
 November 2002 through
 May 2003 at an exercise
 price of $0.005 per share, in
 conjunction with $500,000
 principal value of 12%
 convertible debt                     0           0            0             0        9,816            0             0        9,816
Beneficial conversion option
  October 2002 through May 2003
  pertaining to $500,000 principal
  valued of 12% convertible debt      0           0            0             0      490,184            0             0      490,184
Conversion of $193,665 principal
  value of 12% convertible debt
  along with $34,335 accrued
  interest, net of $52,340
  convertible debt discount           0           0  103,778,301       353,525     (177,845)           0             0      175,680
Net loss for the year                 0           0            0             0            0            0    (2,386,875)  (2,386,875)
                             ----------  ---------- -------------  -----------   -----------  ----------  ------------   -----------
Balance, September 30, 2003     200,020  $  200,020  490,224,872   $19,807,537   $2,335,061   $        0  $(25,305,038) $(2,962,420)


The accompanying notes are an integral part of these consolidated financial statements.


CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
For the Cumulative Period from December 1, 1990 (Inception) Through September 30, 2006


                              Preferred Stock       Common Stock                Additional     Stock                       Total
                              Class A and B         No Par Value                  Paid in   Subscription  Accumulated  Shareholders'
                                Shares      Value      Shares        Value        Capital    Receivable     Deficit  Equity(Deficit)
                             ----------  ---------- -------------  -----------   -----------  ----------  ------------  -----------
Shares issued in exchange for:
Services, October 2003 through
  December 2003 valued from
  $0.002 to $0.003 per share     15,845      15,845   57,300,000        78,400            0            0             0       94,245
Issuance of 13,750,000 warrants
 November 2003 through
 June 2004 at an exercise
 price of $0.005 per share, in
 conjunction with $1,375,000
 principle value of 12%
 convertible debt                     0           0            0             0        9,447            0             0        9,447
Debt and accrued liabilities
  November 2003 to September
  2004 with common shares
  valued from $0.001 to $0.0512
  per share                           0           0  156,625,000       168,575            0            0             0      168,575
Cash, October 2003 through
  September 2004 with prices
  ranging from $0.001 to $0.10        0           0   74,670,000        70,000            0            0             0       70,000
  per share
Re-characterization of beneficial
  conversion option as derivative
  conversion option , October 2003
  pertaining to $881,550 of
  convertible debt at
  September 30, 2003                    0         0            0             0     (881,550)           0             0     (881,550)
Conversion of $184,782 principal
  value of 12% convertible debt
  $277,173 of derivative
  conversion option
  along with $46,611 accrued
  interest, net of $28,571
  convertible debt discount           0           0  352,352,250       565,725                         0             0      565,724
Net loss for the year                 0           0            0             0            0            0    (4,228,827)  (4,228,827)
                             ----------  ---------- -------------  -----------   -----------  ----------  ------------   ----------
Balance, September 30, 2004     215,865  $  215,865 1,131,172,122  $20,690,236   $1,462,958   $        0  $(29,533,865) $(7,164,805)

The accompanying notes are an integral part of these consolidated financial statements.


CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
For the Cumulative Period from December 1, 1990 (Inception) Through September 30, 2006


                              Preferred Stock       Common Stock                Additional     Stock                       Total
                              Class A and B         No Par Value                  Paid in   Subscription  Accumulated  Shareholders'
                                Shares      Value      Shares        Value        Capital    Receivable     Deficit  Equity(Deficit)
                             ----------  ---------- -------------  -----------   -----------  ----------  ------------  -----------
Shares issued in exchange for:
Cash, January 2005 with a price
  of $0.00125 per share               0           0    4,000,000         5,000            0            0             0        5,000
Debt, accrued liabilities
  and prepaid retainer
  October 2004 to September
  2005 with common shares
  valued from approximately
  $0.0004 to $0.0010 per share        0           0  591,300,000       473,362            0            0             0      473,362
Services, December 2004 through
  August 2005 valued from
  $0.0006 to $0.0010 per share        0           0   52,000,000        46,200            0            0             0       46,200
Issuance of 2,800,000 warrants
 November 2004 through
 September 2005 at an exercise
 price of $0.0039 per share, in
 conjunction with $1,400,000
 principle value of 12%
 convertible debt                     0           0            0             0        3,756            0             0        3,756
Conversion of $2,529,378 principal
  value of convertible debt,
  $3,794,067 of derivative
  conversion option
  along with $104,410 accrued
  interest, net of $973,565
  convertible debt discount           0           0 5,610,392,876    5,454,290                         0             0    5,454,290
Net loss for the year                 0           0             0            0             0           0    (3,132,683)  (3,132,683)
                             ----------  ---------- -------------  -----------   -----------  ----------  ------------   ----------
Balance, September 30, 2005     215,865 $   215,865 7,388,864,998 $ 26,669,089  $  1,466,714 $         0 $ (32,666,548) $(4,314,880)

The accompanying notes are an integral part of these consolidated financial statements.


CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
For the Cumulative Period from December 1, 1990 (Inception) Through September 30, 2006


                                                                                               Accumulated          Total
                                  Preferred Stock       Common Stock          Additional    Stock     During the   Shareholders'
                                     Class A            No Par Value           Paid-in    Subscript. Development     Equity
                                  Shares    Value     Shares       Value       Capital    Receivable    Stage       (Deficit)
                                --------- ----------  -----------  ----------- ---------- ---------   -----------  ------------
Shares issued in exchange for:
Cash, April through July 2006
  with prices ranging from
  $0.00015 to $0.00050 per  share      0          0    533,333,333     125,000          0        0            0       125,000
Services, March 2006 valued
  at approximately $0.00071 per share  0          0      4,368,872       3,100          0        0            0         3,100
Issuance of 20,320,000 warrants
 September 2006 at an exercise
 price of $0.0009 per share, in
 conjunction with $1,270,000
 principal value of 6%
 convertible debt                      0          0              0           0      4,551        0            0         4,551
Conversion of $547,376 principal
  value of 8% and 12% convertible debt,
  $821,065 of derivative conversion
  option, along with $8,300 accrued
  interest, net of $243,177
  convertible debt discount            0          0  6,458,227,580   1,133,564          0        0             0    1,133,564
Net loss for the period                0          0              0           0          0        0    (3,052,297)  (3,052,297)
                               ---------- ---------- ------------- ----------- ----------   ------  -----------  ------------
Balance, September 30, 2006      215,865  $ 215,865 14,384,794,783 $27,930,753 $1,471,265   $    0  $(35,718,845) $(6,100,962)
                               ========== ========= ============== =========== ==========   ======  ============ ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended September 30, 2006 and 2005
      And the Cumulative Period
From December 31, 1990 (Inception) Through September 30, 2006

                                                                                  Dec. 1, 1990
                                                                                   (Inception)
                                             Year Ended         Year Ended           Through
                                            September 30,      September 30,      September 30,
                                                2006               2005               2006
Operating activities
  Net loss                              $       (3,052,297)$       (3,132,683)$      (34,641,103)
    Adjustments to reconcile net loss
      to net cash used in
      operating activities:
        Provision for bad debt                           0                  0          1,422,401
        Depreciation and amortization               15,472             17,770          1,744,402
        Stock issued for services                    3,100             46,200          7,648,473
        Stock issued for interest                        0                  0            535,591
        Settlements                                      0                  0            (25,000)
        Minority interest                                0                  0            (62,500)
        Write-off of deposits and
         Intangible assets                          17,000                  0          1,316,861
        Amortization of loan fees
          and note discounts                       752,710            835,863          3,799,850
        Mark-to-market of derivative
          conversion option                        639,551            703,756          2,916,012
        Forgiveness of debt                              0           (504,462)          (504,462)
Changes in operating assets and liabilities
  (Increase) decrease in assets
    Accounts receivable                                  0                  0             (4,201)
    Prepaid expenses and deposits                  (28,447)           105,185             82,117
    Interest receivable                                  0                  0            (95,700)
  Increase (decrease) in liabilities
    Accounts payable                               (37,435)           350,834          1,346,908
    Accrued compensation                           195,505            274,946          3,050,704
    Due to officers                                     64            (75,656)           631,210
    Other current liabilities                      130,994            105,737            992,759
                                          ----------------     ----------------   ----------------
      Total adjustments                          1,688,514          1,860,173         24,795,425
                                          ----------------     ----------------   ----------------
Net cash used in operating activities           (1,363,783)        (1,272,510)        (9,845,678)

The accompanying notes are an integral part of these consolidated financial statements.


CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended September 30, 2006 and 2005
      And the Cumulative Period
From December 31, 1990 (Inception) Through September 30, 2006


                                                                                  Dec. 1, 1990
                                                                                   (Inception)
                                             Year Ended         Year Ended           Through
                                            September 30,      September 30,      September 30,
                                                2006               2005               2006


Investing activities
  Collection of notes receivable        $                0 $                0 $                0
  Increase in notes receivable                           0                  0         (1,322,500)
  Cost of license & technology                           0                  0            (94,057)
  Purchase of bank cds                            (430,733)                 0           (430,733)
  Purchase of equipment                            (79,981)           (33,671)          (325,386)
                                          ----------------   ----------------   ----------------
Net cash used in investing activities             (510,714)           (33,671)        (2,172,676)


Financing activities
  Common stock issued for cash                     125,000              5,000          3,617,172
  Stock warrants                                     4,551              3,756            204,885
  Preferred stock issued for cash                        0                  0             16,345
  Proceeds from stock purchase                           0                  0            281,250
  Loan fees                                        (20,000)           (42,368)          (579,555)
  Proceeds from debts
    Related party                                        0                  0            206,544
    Other                                        1,266,117          1,411,014          8,913,392
  Payments on debt
    Related party                                        0                  0            (53,172)
    Other                                                0           (102,500)          (604,536)
  Decrease in subscription receivable                    0                  0             35,450
  Contributed capital                                    0                  0                515
                                          ----------------   ----------------   ----------------
Net cash provided by financing activities        1,375,668          1,274,902         12,038,290

Net increase (decrease)
 in cash and cash equivalents                     (498,829)           (31,279)            19,936

Cash and cash equivalents
 at beginning of period                            518,765            550,044                  0
                                          ----------------   ----------------   ----------------
Cash and cash equivalents
 at end of period                         $         19,936  $         518,765   $         19,936
                                          ================   ================   ================

The accompanying notes are an integral part of these consolidated financial statements.


CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended September 30, 2006 and 2005
      And the Cumulative Period
From December 31, 1990 (Inception) Through September 30, 2006


                                                                                  Dec. 1, 1990
                                                                                   (Inception)
                                             Year Ended         Year Ended           Through
                                            September 30,      September 30,      September 30,
                                                2006               2005               2006


Cash paid during the year for
  Interest                                     $     2,197        $    81,123        $   699,490
  Taxes                                        $         0        $     1,600        $    16,050

Non-cash investing and financing activities
  Common stock issued for
    Note receivable                            $         0        $         0        $   281,250
    Prepaids                                   $         0        $    82,402        $   264,748
    PP&E                                       $         0        $         0        $   130,931
    Deposit                                    $         0        $         0        $         0
    License & technology                       $         0        $         0        $ 2,191,478
    Minority interest                          $         0        $         0        $    59,247
    Conversion of debt                         $ 1,125,264        $ 5,587,240        $13,013,471
    Service & interest                         $     8,300        $   258,010        $ 5,215,502
  Preferred stock issued for
    Services                                   $         0        $         0        $    75,845
    Repayment of debt                          $         0        $         0        $   119,520
  Preferred stock options issued for
    Repayment of debt                          $         0        $         0        $   100,000

  Re-characterization of beneficial
    conversion option as debt                  $         0        $         0        $   881,550

The accompanying notes are an integral part of these consolidated financial statements.

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006

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

Use of estimates

The preparation of the Company's consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006

Note 1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES(continued)

Since the fair value is estimated at September 30, 2006, the amounts that will actually be realized or paid at settlement of the instruments could be significantly different. The carrying amount of cash and cash equivalents and short-term investments is assumed to be the fair value because of the liquidity of these instruments. Accounts payable, accrued compensation, due to/from officer, accrued interest, other current liabilities, and notes payable approximate fair value because of the short maturity of these instruments. Also, market rates of interest apply on all officer advances and short-term promissory notes. Long-term debt is recorded at face value because the principal amount is convertible into common stock.

Fiscal year

Effective December 1, 1998, the Company changed its fiscal year-end from November 30 to September 30.

Research and development costs

The Company has been engaged in researching, engineering, and developing its H-Net(TM) technologies since August 1995, and did not generate any revenue during the past fiscal year. Such expenses are identified as "cost of prototypes and samples sold" in the statements of operations.

Cash and cash equivalents

Cash and cash equivalents include cash on hand and on deposit and highly liquid debt instruments with original maturities of three months or less.
Substantially all funds currently on deposit are with one financial institution.

Short-term investments

Short-term investments consist of available-for-sale debt securities that are carried at fair value. Unrealized gains and losses on short-term investments net of tax, are included in shareholders' equity (deficit). Available-for-sale debt securities are classified as current assets based on the Company's intent and ability to use any and all of these securities as necessary to satisfy the significant short-term liquidity requirements of the business.

Property and equipment

Property and equipment are stated at cost. Depreciation is computed on property and equipment using the straight-line method over the expected useful lives of the assets, which are generally three years for computer software, five years for vehicles and office equipment, six year depreciation (amortization) life for the leasehold improvements and seven years for furniture and fixtures.

Impairment of long-lived and intangible assets

SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," requires that the Company periodically review the carrying amounts of its property and equipment and its finite-lived intangible assets to determine whether current events or circumstances indicate that such carrying amounts may not be recoverable. During the year ended September 30, 2006, the Company determined that its deposits and other costs related to its operation of an on-line video game company were impaired, and a write-down of $17,000 was recorded.

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006

Note 1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES(continued)

Accounting for stock-based compensation

The compensation for consultants and employees with the Company's capital stock is recorded at estimated market value. The volatile nature of the price of the Company's common stock causes wide disparities in certain valuations.

SFAS No. 123, "Accounting for Stock-Based Compensation," established a fair value method of accounting for stock-based compensation plans and for transactions in which an entity acquires goods or services from non-employees in exchange for equity instruments. The Company adopted this accounting standard on January 1, 1996. SFAS No. 123 also encouraged, but does not require, companies to record compensation cost for stock-based employee compensation.

The Company adopted the provisions of SFAS No. 123(Revised 2004), "Share-Based Payment" ("SFAS 123R"), on January 1, 2006. Accordingly, compensation costs for all share-based awards to employees are measured based on the grant date fair value of those awards and recognized over the period during which the employee is required to perform services in exchange for the award (generally over the vesting period of the award). The Company has no awards with market or performance conditions. Excess tax benefits as defined by SFAS 123R (when applicable) will be recognized as an addition to additional paid-in capital. Effective January 1, 2006 and for all periods subsequent to that date, SFAS 123R supersedes the Company's previous accounting under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 ("SAB 107") relating to SFAS 123R. The Company has applied the provisions of SAB 107 in its adoption of SFAS 123R.

The Company adopted SFAS 123R using the modified prospective transition method, which provides for certain changes to the method for valuing share-based compensation. The valuation provisions of SFAS 123R apply to new awards and to awards that are outstanding at the effective date and subsequently modified or cancelled. Estimated compensation expense for awards outstanding at the effective date will be recognized over the remaining service period using the compensation cost calculated for the pro forma disclosure purposes under FASB Statement No. 123. In accordance with the modified prospective transition method, the Company's consolidated financial statements for prior periods were not restated to reflect, and do not include, the effect of SFAS 123R.

The value of the stock-based award is determined using a pricing model whereby compensation cost is the excess of the fair value of the stock as determined by the model at the grant date or other measurement date over the amount an employee must pay to acquire the stock. Shares of the Company's common stock issued in exchange for goods or services are valued at the cost of the goods or services received or at the market value of the shares issued, depending on the ability to estimate the value of the goods or services received.

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

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006

Note 1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

As of September 30, 2006, the Company had 14,384,794,783 shares of common stock outstanding. If all of the Company's unexpired stock warrants and options (including contingent issuances) were exercised, and all the principal value and accrued interest on its outstanding convertible debentures were converted, the Company's incremental common shares (not included in the denominator of diluted earnings (loss) per share because of their anti-dilutive nature) would be as follows:

Class B preferred stock options                   10,000,000
Convertible note holder - common stock warrants   32,620,000
                                              --------------
Subtotal                                          42,620,000

Accrued officer compensation ($440,000),
convertible into common stock                    358,758,842

Convertible note holder principal value
($2,338,336), accrued interest ($345,818)
assumed converted into common stock at
$0.00012 per share                            22,367,950,000
                                              --------------
Total potential common stock equivalents      22,769,328,842

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

Advertising Costs

The Company expenses advertising costs in the year incurred. Such costs amounted to $8,716 and $16,824 for the years ended September 30, 2006 and 2005 respectively.

Recently issued accounting pronouncements

The Financial Accounting Standards Board, or FASB, has established new accounting pronouncements. The Company does not expect the adoption of these pronouncements to have a material impact on its financial position, results of operations, or cash flows.

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006


Note 1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In June 2006, the FASB released FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes," an interpretation of FASB Statement No. 109 ("FIN 48"). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. A company must determine whether it is "more-likely-than-not" that a tax position meets the more-likely-than-not recognition threshold, the position is measured to determine the amount of benefit to recognize in the financial statements. This interpretation is effective for fiscal years beginning after December 15, 2006. Earlier application of the provisions of this interpretation is encouraged if the enterprise has not yet issued financial statements, including interim financial statements, in the period this interpretation is adopted.

In March 2006, the FASB issued SFAS 156, "Accounting for Servicing of Financial Assets," which provides an approach to simplify efforts to obtain hedge-like (offset)accounting. This statement amends SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," with respect to the accounting for separately recognized servicing assets and servicing liabilities. The statement (1) requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations; (2) requires that a separately recognized servicing asset or servicing liability be initially measured at fair value, if practicable; (3) permits an entity to choose either the amortization method or the fair value method for subsequent measurement for each class of separately recognized servicing assets or servicing liabilities; (4) permits at initial adoption a one-time reclassification of available-for-sale securities to trading securities by an entity with recognized servicing rights, provided the securities reclassified offset the entity's exposure to changes in the fair value of the servicing assets or liabilities: and (5) requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the balance sheet and additional disclosures for all separately recognized servicing assets and liabilities, SFAS No. 156 is effective for all separately recognized servicing assets and liabilities as of the beginning of an entity's fiscal year that begins after September 15, 2006, with earlier adoption permitted in certain circumstances. The statement also describes the manner in which it should be initially applied.

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments," which amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 155 amends SFAS No. 140 to allow qualifying special-purpose entities to hold a passive derivative financial instrument. This statement shall be effective for all financial instruments acquired, issued, or subject to a remeasurement (new basis) event occurring after the beginning of an entity's first fiscal year that begins after September 15, 2006.

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006

NOTE 2.    GOING CONCERN UNCERTAINTY

As of September 30, 2006, the Company had a deficiency in working capital of approximately $4,200,000 and had incurred cumulative net losses since inception of approximately $36,000,000, which raise substantial doubt about the Company's ability to continue as a going concern.

Management's plans for correcting these deficiencies include the future sales and licensing of the Company's products and technologies, the raising of capital through the issuance of common stock and from continued officer advances, which are expected to help provide the Company with the liquidity necessary to meet operating expenses. An investor group had previously advanced the Company an aggregate amount of $4,650,000 through eighteen similar funding tranches occurring in April 2002 through September 2005. During the year ended September 30, 2006, the same investor group advanced the Company an additional $1,270,000. The Company received $370,000 in March 2006, $100,000 in April 2006, $100,000 in May 2006, $100,000 in June 2006 and $600,000 in July 2006, including certain fees payable, in connection with this additional financing. Over the longer term, the Company plans to achieve profitability through its operations from the sale and licensing of its H-Net(TM) automatic meter-reading system. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of the recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

NOTE 3.    RELATED PARTY TRANSACTIONS

The officers of the Company have advanced funds to the Company. These advances have generally been in the form of revolving short-term promissory notes at an annual interest rate of 18% (see Note 8 below).

Effective October 1, 2006, the Company entered a lease for a residence located in Valencia, California. The lease commitment is through May 31, 2007. The aggregate lease commitment is $13,952. The space is being utilized by a corporate officer and occasionally by other consultants.

NOTE 4.    PREPAID EXPENSES AND DEPOSITS

The Company has accrued a prepaid expense of $80,000 as a staying bonus for its Chief Executive Officer as per his employment agreement (see Note 13). The staying bonus is being amortized over the calendar year 2006. For the calendar year ended December 31, 2006, $60,000 of this cost had been amortized as officer salaries through September 2006, resulting in an unamortized balance at September 30, 2006 of $20,000.

Also included in prepaid expenses at September 30, 2006 was $20,000 maintained in an escrow account designated for key man life insurance, retainers for a consultant and law firm amounting to $84,902 and $30,056, respectively, and $5,975 in prepaid health insurance.

As of September 30, 2006, the balance in prepaid expenses totaled $160,933.

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006

NOTE 5.    PROPERTY AND EQUIPMENT

Property and equipment at September 30, 2006 consisted of the following:

Office equipment                             $   347,794
Furniture and fixtures                            55,336
Vehicles                                          35,362
Leasehold improvements                            20,076
                                             -----------
Total cost                                       458,568
Accumulated depreciation                        (354,801)
                                             -----------
Net book value                               $   103,767
                                             ===========

NOTE 6.    LICENSE RIGHTS AND TECHNOLOGY

License rights and technology at September 30, 2006 consisted of the following:

      License rights                            $   421,478
      Accumulated amortization                     (421,478)
                                                 -----------
        Net book value                          $       -
                                                 ===========
NOTE 7.   LOAN FEES

As of September 30, 2004, aggregate loan fees amounted to $477,187, and accumulated amortization of these loan fees was $332,482, resulting in an unamortized loan fee balance of $144,705 at that date.

During the year ended September 2005, the Company received an aggregate of $1,400,000 from the above accredited investor group in exchange for 8% convertible debentures maturing March 17, 2007, convertible at the lesser of $0.005 per share and 40% of the average of the lowest three intra-day trading prices of a share of common stock during the 20 trading days immediately preceding conversion. These convertible debentures were accompanied by an aggregate of 2,800,000 common stock warrants, exercisable over a five-year period at a strike price of $0.0039 per share. Loan fees associated with these loans amounted to $42,368.

Total amortization of all loan fees during the year ended September 30, 2005 amounted to $141,871.

During the year ended September 30, 2006, the Company received an aggregate of $1,270,000 from the same accredited investor group in exchange for 6% convertible debentures maturing March 8, 2009, convertible at the lesser of $0.005 per share and 40% of the average Of the lowest three intra-day trading prices of a share of common stock during the 20 trading days immediately preceding conversion. These convertible debentures were accompanied by an aggregate of 20,320,000 common stock warrants, exercisable over a five-year period at a strike price of $0.0009 per share. Loan fees associated with these loans amounted to $20,000.

Total amortization of all loan fees during the year ended September 30, 2006 amounted to $36,962, leaving an unamortized loan fee balance at September 30, 2006 of $28,240.

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006

NOTE 8.    DUE TO/FROM OFFICERS

At the beginning of fiscal 2005, the Company owed its CEO $7,805, due on demand, at an annual interest rate of 18%. During the year ended September 30, 2005, the Company repaid and advanced $45,715, including accrued interest during the period of $212, creating a balance due from the officer of $37,698, which was applied to accrued compensation due the CEO. There was no amount due the CEO at September 30, 2006 and September 30, 2005.

At the beginning of fiscal 2005, the Company owed its CFO, Secretary and Treasurer $35,253, due on demand, at an annual interest rate of 18%. During the year ended September 30, 2005, the Company repaid $37,962. Accrued interest during the period amounted to $3,094, bringing the loan balance at September 30, 2005 to $385. Accrued interest during the year ended September 30, 2006 was $64, resulting in a loan balance due the (now former) Secretary/Treasurer of $449.

At the beginning of fiscal 2005, the Company owed its Chief Technical Officer $12,293. This amount was applied against the accrued compensation owed the Chief Technical Officer, resulting in a net amount due to/from the officer of $0 at both September 30, 2005 and September 30, 2006.

The aggregate amount due officers at September 30, 2006 was $449, and interest expense on the officer loans amounted to $64 and $3,600, respectively, during the years ended September 30, 2006 and 2005.

As of September 30, 2006, the Company owed its officers and former officers $1,878,696 in accrued compensation. Of this amount, $360,000 was attributable to aggregate staying bonuses payable to the President and former CFO, Secretary and Treasurer of the Company as of January 31, 2005. An additional $80,000 payable to the President on January 1, 2006 is being amortized over the 2006 calendar year. The staying bonuses are to be compensated for with the Company's common stock, valued at the average bid and ask price for the stock for the 30 days prior to each respective year-end issuance date. The total common stock to be issued as staying bonuses amounted to 358,758,842 at September 30, 2006, including 289,156,628 shares to settle the President's January 1, 2006 staying bonus.

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006

NOTE 9.    CONVERTIBLE DEBENTURES

Convertible debentures at September 30, 2006, secured by substantially all the assets of the Company, consisted of the following:

     Convertible Debenture #1

     Note payable to AJW Partners, LLC
      (Convertible Debenture) due on
      March 29, 2003 at an annual interest
      rate of 12%                                       $      0

     Accrued interest of $7,075 and principal
      on Convertible Debenture convertible
      into approximately 58,958,333
      shares of common stock at the price
      of $0.00012 at September 30, 2006                    7,075  $     7,075
                                                         -------
     Note payable to New Millennium Capital
      Partners II, LLC (Convertible Debenture)
      due on March 29, 2003 at an annual interest
      rate of 12%                                       $      0

     Accrued interest of $7,075 and principal
      on Convertible Debenture convertible
      into approximately 58,958,333
      shares of common stock at the price
      of $0.00012 at September 30, 2006                    7,075   $    7,075
                                                         -------
     Note payable to AJW/New Millennium
      Offshore, Ltd. (Convertible Debenture)
      due on March 29, 2003 at an annual
      interest rate of 12%                              $      0

     Accrued interest of $8,136 and principal
      on Convertible Debenture convertible
      into approximately 67,800,000
      shares of common stock at the price
      of $0.00012 at September 30, 2006                    8,136  $    8,136
                                                        --------
     Note payable to Pegasus Capital Partners,
      LLC (Convertible Debenture) due on
      March 29, 2003 at an annual interest
      rate of 12%                                       $       0

     Accrued interest of $4,975 and principal
      on Convertible Debenture convertible
      into approximately 41,458,333
      shares of common stock at the price
      of $0.00012 at September 30, 2006                     4,975  $   4,975
                                                         --------

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006

NOTE 9.    CONVERTIBLE DEBENTURES (continued)

     Convertible Debenture #2

     Note payable to AJW Partners, LLC
      (Convertible Debenture) due on
      May 10, 2003 at an annual interest
      rate of 12%                                       $       0

     Accrued interest of $9,600 and principal
      on Convertible Debenture convertible
      into approximately 80,000,000
      shares of common stock at the price
      of $0.00012 at September 30, 2006                     9,600  $   9,600
                                                         --------

     Note payable to New Millennium Capital
      Partners II, LLC (Convertible Debenture)
      due on  May 10, 2003 at an annual
      interest rate of 12%                               $      0

     Accrued interest of $9,600 and principal
      on Convertible Debenture convertible
      into approximately 80,000,000
      shares of common stock at the price
      of $0.00012 at September 30, 2006                     9,600  $   9,600
                                                          -------
     Note payable to AJW/New Millennium
      Offshore, Ltd. (Convertible Debenture)
      due on May 10, 2003 at an annual
      interest rate of 12%                               $      0

     Accrued interest of $10,800 and principal
      on Convertible Debenture convertible
      into approximately 90,000,000
      shares of common stock at the price
      of $0.00012 at September 30, 2006                    10,800  $  10,800
                                                          -------

     Note payable to Pegasus Capital Partners,
      LLC (Convertible Debenture) due on
      May 10, 2003 at an annual
      interest rate of 12%                               $      0

     Accrued interest of $6,000 and principal
      on Convertible Debenture convertible
      into approximately 50,000,000
      shares of common stock at the price
      of $0.00012 at September 30, 2006                     6,000  $   6,000
                                                          -------

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006

NOTE 9.    CONVERTIBLE DEBENTURES (continued)

     Convertible Debenture #3

     Note payable to AJW Partners, LLC
      (Convertible Debenture) due on
      June 17, 2003 at an annual interest
      rate of 12%                                       $      0

     Accrued interest of $19,200 and principal
      on Convertible Debenture convertible
      into approximately 160,000,000
      shares of common stock at the price
      of $0.00012 at September 30, 2006                    19,200  $  19,200
                                                         --------

     Note payable to New Millennium Capital
      Partners II, LLC (Convertible Debenture)
      due on  June 17, 2003 at an annual
      interest rate of 12%                               $      0
     Accrued interest of $19,200 and principal
      on Convertible Debenture convertible
      into approximately 160,000,000
      shares of common stock at the price
      of $0.00012 at September 30, 2006                    19,200  $  19,200
                                                          -------

     Note payable to AJW/New Millennium
      Offshore, Ltd. (Convertible Debenture)
      due on June 17, 2003 at an annual
      interest rate of 12%                                $     0


      Accrued interest of $21,600 and principal
      on Convertible Debenture convertible
      into approximately 180,000,000
      shares of common stock at the price
      of $0.00012 at September 30, 2006                    21,600  $  21,600
                                                         --------

     Note payable to Pegasus Capital Partners,
      LLC (Convertible Debenture) due on
      June 17, 2003 at an annual
      interest rate of 12%                                $     0

     Accrued interest of $12,000 and principal
      on Convertible Debenture convertible
      into approximately 100,000,000
      shares of common stock at the price
      of $0.00012 at September 30, 2006                    12,000  $  12,000
                                                         --------

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006

NOTE 9.    CONVERTIBLE DEBENTURES (continued)

         Convertible Debenture #5

     Note payable to AJW Partners, LLC
      (Convertible Debenture) due on
      March 3, 2004 at an annual interest
      rate of 12%                                       $       0

     Accrued interest of $9,240 and principal
      on Convertible Debenture convertible
      into approximately 77,000,000
      shares of common stock at the price
      of $0.00012 at September 30, 2006                     9,240  $    9,240
                                                         --------
     Note payable to AJW Offshore, Ltd.
      (Convertible Debenture) due on
      March 3, 2004 at an annual interest
      rate of 12%                                       $       0

     Accrued interest of $9,240 and principal
      on Convertible Debenture convertible
      into approximately 77,000,000
      shares of common stock at the price
      of $0.00012 at September 30, 2006                     9,240  $    9,240
                                                         --------

     Note payable to AJW Qualified Partners,
      LLC (Convertible Debenture) due on
      March 3, 2004 at an annual interest
      rate of 12%                                       $       0

     Accrued interest of $9,240 and principal
      on Convertible Debenture convertible
      into approximately 77,000,000
      shares of common stock at the price
      of $0.00012 at September 30, 2006                     9,240  $    9,240
                                                          -------

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006

NOTE 9.    CONVERTIBLE DEBENTURES (continued)

     Convertible Debenture #6

     Note payable to AJW Partners, LLC
      (Convertible Debenture) due on
      May 12, 2004 at an annual interest
      rate of 12%                                        $      0

     Accrued interest of $12,000 and principal
      on Convertible Debenture convertible
      into approximately 100,000,000
      shares of common stock at the price
      of $0.00012 at September 30, 2006                    12,000  $   12,000
                                                          -------

     Note payable to AJW Offshore, Ltd.
      (Convertible Debenture) due on
      May 12, 2004 at an annual interest
      rate of 12%                                        $      0

     Accrued interest of $12,000 and principal
      on Convertible Debenture convertible
      into approximately 100,000,000
      shares of common stock at the price
      of $0.00012 at September 30, 2006                    12,000  $  12,000
                                                          -------

     Note payable to AJW Qualified Partners,
      LLC (Convertible Debenture) due on
      May 12, 2004 at an annual interest
      rate of 12%                                        $      0

     Accrued interest of $12,000 and principal
      on Convertible Debenture convertible
      into approximately 100,000,000
      shares of common stock at the price
      of $0.00012 at September 30, 2006                    12,000  $  12,000
                                                          -------

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006

NOTE 9.    CONVERTIBLE DEBENTURES (continued)

     Convertible Debenture #7

     Note payable to AJW Partners, LLC
      (Convertible Debenture) due on
      November 25, 2004 at an annual interest
      rate of 12%                                        $      0

     Accrued interest of $8,000 and principal
      on Convertible Debenture convertible
      into approximately 66,666,667
      shares of common stock at the price
      of $0.00012 at September 30, 2006                     8,000 $    8,000
                                                         --------
     Note payable to AJW Offshore, Ltd.
      (Convertible Debenture) due on
      November 25, 2004 at an annual interest
      rate of 12%                                        $      0

      Accrued interest of $8,000 and principal
      on Convertible Debenture convertible
      into approximately 66,666,667
      shares of common stock at the price
      of $0.00012 at September 30, 2006                     8,000 $    8,000
                                                         --------
     Note payable to AJW Qualified Partners,
      LLC (Convertible Debenture) due on
      November 25, 2004 at an annual interest
      rate of 12%                                        $      0

     Accrued interest of $8,000 and principal
      on Convertible Debenture convertible
      into approximately 66,666,667
      shares of common stock at the price
      of $0.00012 at September 30, 2006                     8,000 $    8,000
                                                         --------

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006

NOTE 9.    CONVERTIBLE DEBENTURES (continued)

     Convertible Debenture #8

     Note payable to AJW Partners, LLC
      (Convertible Debenture) due on
      December 3, 2004 at an annual interest
      rate of 12%                                       $       0

     Accrued interest of $4,000 and principal
      on Convertible Debenture convertible
      into approximately 33,333,333
      shares of common stock at the price
      of $0.00012 at September 30, 2006                     4,000  $    4,000
                                                         --------

     Note payable to AJW Offshore, Ltd.
      (Convertible Debenture) due on
      December 3, 2004 at an annual interest
      rate of 12%                                       $       0

     Accrued interest of $4,000 and principal
      on Convertible Debenture convertible
      into approximately 33,333,333
      shares of common stock at the price
      of $0.00012 at September 30, 2006                     4,000  $    4,000
                                                         --------

     Note payable to AJW Qualified Partners,
      LLC (Convertible Debenture) due on
      December 3, 2004 at an annual interest
      rate of 12%                                       $       0

     Accrued interest of $4,000 and principal
      on Convertible Debenture convertible
      into approximately 33,333,333
      shares of common stock at the price
      of $0.00012 at September 30, 2006                     4,000  $    4,000
                                                         --------

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006

NOTE 9.    CONVERTIBLE DEBENTURES (continued)

     Convertible Debenture #9

     Note payable to AJW Partners, LLC
      (Convertible Debenture) due on
      December 31, 2004 at an annual interest
      rate of 12%                                       $      0

     Accrued interest of $4,000 and principal
      on Convertible Debenture convertible
      into approximately 33,333,333
      shares of common stock at the price
      of $0.00012 at September 30, 2006                    4,000  $     4,000
                                                        --------

     Note payable to AJW Offshore, Ltd.
      (Convertible Debenture) due on
      December 31, 2004 at an annual interest
      rate of 12%                                       $      0

     Accrued interest of $4,000 and principal
      on Convertible Debenture convertible
      into approximately 33,333,333
      shares of common stock at the price
      of $0.00012 at September 30, 2006                     4,000 $    4,000
                                                         --------

     Note payable to AJW Qualified Partners,
      LLC (Convertible Debenture) due on
      December 31, 2004 at an annual interest
      rate of 12%                                       $       0

     Accrued interest of $4,000 and principal
      on Convertible Debenture convertible
      into approximately 33,333,333
      shares of common stock at the price
      of $0.00012 at September 30, 2006                     4,000 $    4,000
                                                         --------

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006

NOTE 9.    CONVERTIBLE DEBENTURES (continued)

     Convertible Debenture #10

     Note payable to AJW Partners, LLC
      (Convertible Debenture) due on
      February 18, 2005 at an annual interest
      rate of 12%                                       $       0
      Accrued interest of $4,000 and principal
      on Convertible Debenture convertible
      into approximately 33,333,333
      shares of common stock at the price
      of $0.00012 at September 30, 2006                     4,000 $   4,000
                                                         --------

     Note payable to AJW Offshore, Ltd.
      (Convertible Debenture) due on
      February 18, 2005 at an annual interest
      rate of 12%                                       $       0

     Accrued interest of $4,000 and principal
      on Convertible Debenture convertible
      into approximately 33,333,333
      shares of common stock at the price
      of $0.00012 at September 30, 2006                     4,000 $  4,000
                                                         --------

     Note payable to AJW Qualified Partners,
      LLC (Convertible Debenture) due on
      February 18, 2005 at an annual interest
      rate of 12%                                       $       0

     Accrued interest of $4,000 and principal
      on Convertible Debenture convertible
      into approximately 33,333,333
      shares of common stock at the price
      of $0.00012 at September 30, 2006                     4,000 $  4,000
                                                         --------

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006

NOTE 9.    CONVERTIBLE DEBENTURES (continued)

     Convertible Debenture #11

     Note payable to AJW Partners, LLC
      (Convertible Debenture) due on
      March 4, 2005 at an annual interest
      rate of 12%                                       $      0

     Accrued interest of $19,683 and principal
      on Convertible Debenture convertible
      into approximately 164,025,000
      shares of common stock at the price
      of $0.00012 at September 30, 2006                    19,683 $  19,683
                                                         --------

     Note payable to AJW Offshore, Ltd.
      (Convertible Debenture) due on
      March 4, 2005 at an annual interest
      rate of 12%                                       $       0

     Accrued interest of $19,683 and principal
      on Convertible Debenture convertible
      into approximately 164,025,000
      shares of common stock at the price
      of $0.00012 at September 30, 2006                    19,683 $  19,683
                                                         --------

     Note payable to AJW Qualified Partners,
      LLC (Convertible Debenture) due on
      March 4, 2005 at an annual interest
      rate of 12%                                        $      0

     Accrued interest of $19,683 and principal
      on Convertible Debenture convertible
      into approximately 164,025,000
      shares of common stock at the price
      of $0.00012 at September 30, 2006                    19,683 $  19,683
                                                         --------

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006

NOTE 9.    CONVERTIBLE DEBENTURES (continued)

     Convertible Debenture #12

     Note payable to AJW Partners, LLC
      (Convertible Debenture) due on
      March 17, 2007 at an annual interest
      rate of 8%  with certain
      interest prepaid                                   $ 16,929

     Accrued interest of $2,780 and principal
      on Convertible Debenture convertible
      into approximately 164,241,667
      shares of common stock at the price
      of $0.00012 at September 30, 2006                     2,780 $   19,709
                                                         --------

     Note payable to AJW Offshore, Ltd.
      (Convertible Debenture) due on
      March 17, 2007 at an annual interest
      rate of 8% with certain
      interest prepaid                                   $ 47,613

     Accrued interest of $ 7,818 and principal
      on Convertible Debenture convertible
      into approximately 461,925,000
      shares of common stock at the price
      of $0.00012 at September 30, 2006                     7,818  $  55,431
                                                         --------
     Note payable to AJW Qualified Partners,
      LLC (Convertible Debenture) due on
      March 17, 2007 at an annual interest
      rate of 8% with certain
      interest prepaid                                   $ 39,149

     Accrued interest of $6,428 and principal
      on Convertible Debenture convertible
      into approximately 379,808,333
      shares of common stock at the price
      of $0.00012 at September 30, 2006                     6,428  $  45,577
                                                         --------

     Note payable to New Millennium Capital
      Partners II, LLC (Convertible Debenture)
      due on March 17, 2007 at an annual
      interest rate of 8% with certain
      interest prepaid                                   $  2,116

     Accrued interest of $347 and principal
      on Convertible Debenture convertible
      into approximately 20,525,000
      shares of common stock at the price
      of $0.00012 at September 30, 2006                       347  $   2,463
                                                         --------

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006

NOTE 9.    CONVERTIBLE DEBENTURES (continued)

     Convertible Debenture #13

     Note payable to AJW Partners, LLC
      (Convertible Debenture) due on
      March 17, 2007 at an annual interest
      rate of 8%  with certain
      interest prepaid                                   $ 17,397

     Accrued interest of $2,017 and principal
      on Convertible Debenture convertible
      into approximately 161,783,333
      shares of common stock at the price
      of $0.00012 at September 30, 2006                     2,017  $  19,414
                                                         --------

     Note payable to AJW Offshore, Ltd.
      (Convertible Debenture) due on
      March 17, 2007 at an annual interest
      rate of 8% with certain
      interest prepaid                                   $ 48,930

     Accrued interest of $5,673 and principal
      on Convertible Debenture convertible
      into approximately 455,025,000
      shares of common stock at the price
      of $0.00012 at September 30, 2006                     5,673  $  54,603
                                                         --------

     Note payable to AJW Qualified Partners,
      LLC (Convertible Debenture) due on
      March 17, 2007 at an annual interest
      rate of 8% with certain
      interest prepaid                                  $  40,231

     Accrued interest of $4,665  and principal
      on Convertible Debenture convertible
      into approximately 374,133,333
      shares of common stock at the price
      of $0.00012 at September 30, 2006                     4,665  $  44,896
                                                         --------

     Note payable to New Millennium Capital
      Partners II, LLC (Convertible Debenture)
      due on March 17, 2007 at an annual
      interest rate of 8% with certain
      interest prepaid                                   $  2,175

     Accrued interest of $252 and principal
      on Convertible Debenture convertible
      into approximately 20,225,000
      shares of common stock at the price
      of $0.00012 at September 30, 2006                       252  $   2,427
                                                         --------

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006

NOTE 9.    CONVERTIBLE DEBENTURES (continued)

     Convertible Debenture #14

     Note payable to AJW Partners, LLC
      (Convertible Debenture) due on
      March 17, 2007 at an annual interest
      rate of 8%  with certain
      interest prepaid                                   $ 42,276

     Accrued interest of $4,596  and principal
      on Convertible Debenture convertible
      into approximately 390,600,000
      shares of common stock at the price
      of $0.00012 at September 30, 2006                     4,596  $   46,872
                                                         --------

     Note payable to AJW Offshore, Ltd.
      (Convertible Debenture) due on
      March 17, 2007 at an annual interest
      rate of 8% with certain
      interest prepaid                                   $118,902

     Accrued interest of $12,926 and principal
      on Convertible Debenture convertible
      into approximately 1,098,566,667
      shares of common stock at the price
      of $0.00012 at September 30, 2006                    12,926  $ 131,828
                                                         --------
     Note payable to AJW Qualified Partners,
      LLC (Convertible Debenture) due on
      March 17, 2007 at an annual interest
      rate of 8% with certain
      interest prepaid                                   $ 97,764

     Accrued interest of $10,628 and principal
      on Convertible Debenture convertible
      into approximately 903,266,667
      shares of common stock at the price
      of $0.00012 at September 30, 2006                    10,628  $ 108,392
                                                         --------

     Note payable to New Millennium Capital
      Partners II, LLC (Convertible Debenture)
      due on March 17, 2007 at an annual
      interest rate of 8% with certain
      interest prepaid                                   $  5,285

     Accrued interest of $575 and principal
      on Convertible Debenture convertible
      into approximately 48,833,333
      shares of common stock at the price
      of $0.00012 at September 30, 2006                       575  $  5,860
                                                         --------

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006

NOTE 9.    CONVERTIBLE DEBENTURES (continued)

     Convertible Debenture #16

     Note payable to AJW Partners,
      LLC (Convertible Debenture) due on
      March 17, 2007 at an annual interest
      rate of 8% with certain
      interest prepaid                                   $ 94,331

     Accrued interest of $7,567 and principal
      on Convertible Debenture convertible
      into approximately 849,150,000
      shares of common stock at the price
      of $0.00012 at September 30, 2006                     7,567  $ 101,898
                                                         --------

     Note payable to AJW Offshore, LTD
      Partners II, LLC (Convertible Debenture)
      due on March 17, 2007 at an annual
      interest rate of 8% with certain
      interest prepaid                                  $ 265,306

     Accrued interest of $21,283 and principal
      on Convertible Debenture convertible
      into approximately 2,388,241,667
      shares of common stock at the price
      of $0.00012 at September 30, 2006                    21,283  $ 286,589
                                                         --------
     Note payable to AJW Qualified Partners,
      LLC (Convertible Debenture) due on
      March 17, 2007 at an annual interest
      rate of 8% with certain
      interest prepaid                                   $218,141

     Accrued interest of $17,499  and principal
      on Convertible Debenture convertible
      into approximately 1,963,666,667
      shares of common stock at the price
      of $0.00012 at September 30, 2006                    17,499  $ 235,640
                                                         --------

     Note payable to New Millennium Capital
      Partners II, LLC (Convertible Debenture)
      due on March 17, 2007 at an annual
      interest rate of 8% with certain
      interest prepaid                                   $ 11,791

     Accrued interest of $946 and principal
      on Convertible Debenture convertible
      into approximately 106,141,667
      shares of common stock at the price
      of $0.00012 at September 30, 2006                       946  $ 12,737
                                                         --------

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006

NOTE 9.    CONVERTIBLE DEBENTURES (continued)


Convertible Debenture #17

     Note payable to AJW Partners,
      LLC (Convertible Debenture) due on
      March 8, 2009 at an annual interest
      rate of 6%                                          $40,700

     Accrued interest of $1,385  and principal
      on Convertible Debenture convertible
      into approximately 350,708,333
      shares of common stock at the price
      of $0.00012 at September 30, 2006                     1,385  $ 42,085
                                                         --------

     Note payable to AJW Offshore, LTD
      Partners II, LLC (Convertible Debenture)
      due on March 8, 2009 at an annual
      interest rate of 6%
                                                        $ 225,700
     Accrued interest of $7,680  and principal
      on Convertible Debenture convertible
      into approximately 1,944,833,333
      shares of common stock at the price
      of $0.00012 at September 30, 2006                     7,680  $233,380
                                                         --------
     Note payable to AJW Qualified Partners,
      LLC (Convertible Debenture) due on
      March 8, 2009 at an annual interest
      rate of 6%                                         $ 99,900

     Accrued interest of $3,399 and principal
      on Convertible Debenture convertible
      into approximately 860,825,000
      shares of common stock at the price
      of $0.00012 at September 30, 2006                     3,399  $103,299
                                                         --------

     Note payable to New Millennium Capital
      Partners II, LLC (Convertible Debenture)
      due on March 8, 2009 at an annual
      interest rate of 6%                                $  3,700

     Accrued interest of $126 and principal
      on Convertible Debenture convertible
      into approximately 31,883,333
      shares of common stock at the price
      of $0.00012 at September 30, 2006                       126  $  3,826
                                                         --------

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006

NOTE 9.    CONVERTIBLE DEBENTURES (continued)

Convertible Debenture #18

     Note payable to AJW Partners,
      LLC (Convertible Debenture) due on
      March 8, 2009 at an annual interest
      rate of 6%                                         $ 11,000

     Accrued interest of $289 and principal
      on Convertible Debenture convertible
      into approximately 94,075,000
      shares of common stock at the price
      of $0.00012 at September 30, 2006                       289  $   11,289
                                                         --------

     Note payable to AJW Offshore, LTD
      Partners II, LLC (Convertible Debenture)
      due on March 8, 2009 at an annual
      interest rate of 6%                                $ 61,000

     Accrued interest of $1,604 and principal
      on Convertible Debenture convertible
      into approximately 521,700,000
      shares of common stock at the price
      of $0.00012 at September 30, 2006                     1,604  $  62,604
                                                         --------
     Note payable to AJW Qualified Partners,
      LLC (Convertible Debenture) due on
      March 8, 2009 at an annual interest
      rate of 6%                                         $ 27,000

     Accrued interest of $710 and principal
      on Convertible Debenture convertible
      into approximately 230,916,667
      shares of common stock at the price
      of $0.00012 at September 30, 2006                       710  $  27,710
                                                         --------

     Note payable to New Millennium Capital
      Partners II, LLC (Convertible Debenture)
      due on March 8, 2009 at an annual
      interest rate of 6%                                $  1,000

     Accrued interest of $26 and principal
      on Convertible Debenture convertible
      into approximately 8,550,000
      shares of common stock at the price
      of $0.00012 at September 30, 2006                        26  $   1,026
                                                         --------

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006

NOTE 9.    CONVERTIBLE DEBENTURES (continued)

Convertible Debenture #19

     Note payable to AJW Partners,
      LLC (Convertible Debenture) due on
      March 8, 2009 at an annual interest
      rate of 6%                                         $ 11,000

     Accrued interest of $244 and principal
      on Convertible Debenture convertible
      into approximately 93,700,000
      shares of common stock at the price
      of $0.00012 at September 30, 2006                       244 $   11,244
                                                         --------

     Note payable to AJW Offshore, LTD
      Partners II, LLC (Convertible Debenture)
      due on March 8, 2009 at an annual
      interest rate of 6%                               $  61,000

     Accrued interest of $1,354 and principal
      on Convertible Debenture convertible
      into approximately 519,616,667
      shares of common stock at the price
      of $0.00012 at September 30, 2006                     1,354  $  62,354
                                                         --------
     Note payable to AJW Qualified Partners,
      LLC (Convertible Debenture) due on
      March 8, 2009 at an annual interest
      rate of 6%                                         $ 27,000

     Accrued interest of $599 and principal
      on Convertible Debenture convertible
      into approximately 229,991,667
      shares of common stock at the price
      of $0.00012 at September 30, 2006                       599  $  27,599
                                                         --------

     Note payable to New Millennium Capital
      Partners II, LLC (Convertible Debenture)
      due on March 8, 2009 at an annual
      interest rate of 6%                                $  1,000

     Accrued interest of $22 and principal
      on Convertible Debenture convertible
      into approximately 8,516,667
      shares of common stock at the price
      of $0.00012 at September 30, 2006                        22 $   1,022
                                                         --------

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006

NOTE 9.    CONVERTIBLE DEBENTURES (continued)


Convertible Debenture #20

     Note payable to AJW Partners,
      LLC (Convertible Debenture) due on
      March 8, 2009 at an annual interest
      rate of 6%                                         $ 11,000

     Accrued interest of $186 and principal
      on Convertible Debenture convertible
      into approximately 93,216,667
      shares of common stock at the price
      of $0.00012 at September 30, 2006                       186  $  11,186
                                                         --------

     Note payable to AJW Offshore, LTD
      Partners II, LLC (Convertible Debenture)
      due on March 8, 2009 at an annual
      interest rate of 6%                               $  61,000

     Accrued interest of $1,033 and principal
      on Convertible Debenture convertible
      into approximately 516,941,667
      shares of common stock at the price
      of $0.00012 at September 30, 2006                     1,033  $  62,033
                                                         --------
     Note payable to AJW Qualified Partners,
      LLC (Convertible Debenture) due on
      March 8, 2009 at an annual interest
      rate of 6%                                         $ 27,000

     Accrued interest of $457 and principal
      on Convertible Debenture convertible
      into approximately 228,808,333
      shares of common stock at the price
      of $0.00012 at September 30, 2006                       457   $ 27,457
                                                         --------

     Note payable to New Millennium Capital
      Partners II, LLC (Convertible Debenture)
      due on March 8, 2009 at an annual
      interest rate of 6%                                $  1,000

     Accrued interest of $17 and principal
      on Convertible Debenture convertible
      into approximately 8,475,000
      shares of common stock at the price
      of $0.00012 at September 30, 2006                        17   $  1,017
                                                         --------

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006

NOTE 9.    CONVERTIBLE DEBENTURES (continued)


Convertible Debenture #21

     Note payable to AJW Partners,
      LLC (Convertible Debenture) due on
      March 8, 2009 at an annual interest
      rate of 6%                                         $ 66,000

     Accrued interest of $716 and principal
      on Convertible Debenture convertible
      into approximately 555,966,667
      shares of common stock at the price
      of $0.00012 at September 30, 2006                       716  $  66,716
                                                         --------

     Note payable to AJW Offshore, LTD
      Partners II, LLC (Convertible Debenture)
      due on March 8, 2009 at an annual
      interest rate of 6%                                $366,000

     Accrued interest of $3,971 and principal
      on Convertible Debenture convertible
      into approximately 3,083,091,667
      shares of common stock at the price
      of $0.00012 at September 30, 2006                     3,971  $ 369,971
                                                         --------
     Note payable to AJW Qualified Partners,
      LLC (Convertible Debenture) due on
      March 8, 2009 at an annual interest
      rate of 6%                                         $162,000

     Accrued interest of $1,758 and principal
      on Convertible Debenture convertible
      into approximately 1,364,650,000
      shares of common stock at the price
      of $0.00012 at September 30, 2006                     1,758  $ 163,758
                                                         --------

     Note payable to New Millennium Capital
      Partners II, LLC (Convertible Debenture)
      due on March 8, 2009 at an annual
      interest rate of 6%                                $  6,000

     Accrued interest of $65 and principal
      on Convertible Debenture convertible
      into approximately 50,541,667
      shares of common stock at the price
      of $0.00012 at September 30, 2006                        65  $  6,065
                                                         --------

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006

NOTE 9.    CONVERTIBLE DEBENTURES (continued)

Subtotal - convertible debentures                              $  2,788,007

    Less reclassified accrued interest                             (345,818)
    Less prepaid interest offset                                   (103,853)
                                                               ------------
    Subtotal principal value                                      2,338,336
    Derivative conversion option - 150 percent of principal       3,507,503
    Less unamortized note discount                               (1,536,834)
                                                                -----------
Net carrying value -
  convertible debentures                                       $  4,309,005


      Convertible note payable to Laurus Master Fund, Ltd.,
      unsecured, with interest payable at an annual rate
      of 8%, conversion premium of 25% based on current
      market price of the Company's common stock (as defined),
      initially due October 12, 2001 and extended to
      December 1, 2001.  Currently in default.                        8,716
                                                                -----------
     Total - convertible debentures and notes                   $ 4,317,721

        Current portion                                           2,264,085
                                                                -----------
        Long-term portion                                       $ 2,053,636
                                                                ===========


As of September 30, 2006, five-year maturities of the convertible debentures and notes were as follows:

                                                                                          Subsequent
                                                        Derivative          Unamortized   Conversions
                                         Principal    Conversion Option    Note Discount  to Equity  Total Due
Year ended September 30, 2007           $1,077,052    $    1,602,503       $  (415,470)   $     -    $2,264,085
Year ended September 30, 2008                -                  -                 -             -        -
Year ended September 30, 2009            1,270,000         1,905,000        (1,121,364)    (168,832)  1,884,804
Subsequent conversions to equity             -                  -                -          168,832     168,832
                                        ------------- ------------------   --------------  ---------- ----------
Total convertible debentures and notes  $2,347,052    $    3,507,503       $ (1,536,834)   $   -     $4,317,721
                                        ============   =============       =============   ========== ==========

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006

NOTE 10.    SECURED CONVERTIBLE DEBENTURES - ASSOCIATED
            DERIVATIVE CONVERSION OPTION AND CONVERTIBLE DEBT DISCOUNT

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

The Company entered into another securities purchase agreement plus related agreements with three accredited investors on November 27, 2002 (essentially the same re-organized investor group delineated above) for the purchase of up to $500,000 of the Company's 12% Convertible Debentures due one year from their date of issuance. The Company granted the holders of the debentures a

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006

NOTE 10.    SECURED CONVERTIBLE DEBENTURES - ASSOCIATED
            DERIVATIVE CONVERSION OPTION AND CONVERTIBLE DEBT DISCOUNT
            (continued)

continuing security interest in all of the Company's assets to secure the Company's obligations under the debentures and related agreements. The debentures bear interest at a rate of 12% per annum, payable quarterly in common stock or cash at the option of the Purchasers. The Company entered into similar purchase agreements during the fiscal year ended September 30, 2004 for the purchase of up to $2,000,000 of the Company's 12% Convertible Debentures, during the fiscal year ended September 30, 2005 for the purchase of up to $1,400,000 of the Company's 8% Convertible Debentures, and during the fiscal year ended September 30, 2006 for the purchase of up to $1,270,000 of the Company's 6% Convertible Debentures.

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

On December 3, 2003 the Company issued an aggregate of $50,000 of 12% convertible debentures in a private offering to three accredited investors. The debentures were convertible into shares of common stock at the lesser of $.005 per share and 40% of the average of the lowest three intra-day trading prices of a share of common stock during the 20 trading days immediately

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006

NOTE 10.    SECURED CONVERTIBLE DEBENTURES - ASSOCIATED
            DERIVATIVE CONVERSION OPTION AND CONVERTIBLE DEBT DISCOUNT
            (continued)

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

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006

NOTE 10.    SECURED CONVERTIBLE DEBENTURES - ASSOCIATED
            DERIVATIVE CONVERSION OPTION AND CONVERTIBLE DEBT DISCOUNT
            (continued)

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

On March 8, 2006, the Company issued an aggregate of $370,000 of 6% convertible debentures in a private offering to the four accredited investors. The debentures were convertible into shares of common stock at the lesser of $.005 per share and 40% of the average of the lowest three intra-day trading prices of a share of common stock during the 20 trading days immediately preceding conversion. The debentures were accompanied by warrants to purchase up to an aggregate of $5,920,000 shares of common stock at a per share exercise price of $.0009.

On April 24, 2006, the Company issued an aggregate of $100,000 of 6% convertible debentures in a private offering to the four accredited investors. The debentures were convertible into shares of common stock at the lesser of $.005 per share and 40% of the average of the lowest three intra-day trading prices of a share of common stock during the 20 trading days immediately preceding conversion. The debentures were accompanied by warrants to purchase up to an aggregate of $1,600,000 shares of common stock at a per share exercise price of $.0009.

On May 19, 2006, the Company issued an aggregate of $100,000 of 6% convertible debentures in a private offering to the four accredited investors. The debentures were convertible into shares of common stock at the lesser of $.005 per share and 40% of the average of the lowest three intra-day trading prices of a share of common stock during the 20 trading days immediately preceding conversion. The debentures were accompanied by warrants to purchase up to an aggregate of $1,600,000 shares of common stock at a per share exercise price of $.0009.

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006

NOTE 10.    SECURED CONVERTIBLE DEBENTURES - ASSOCIATED
            DERIVATIVE CONVERSION OPTION AND CONVERTIBLE DEBT DISCOUNT
            (continued)

On June 20, 2006, the Company issued an aggregate of $100,000 of 6% convertible debentures in a private offering to the four accredited investors. The debentures were convertible into shares of common stock at the lesser of $.005 per share and 40% of the average of the lowest three intra-day trading prices of a share of common stock during the 20 trading days immediately preceding conversion. The debentures were accompanied by warrants to purchase up to an aggregate of $1,600,000 shares of common stock at a per share exercise price of $.0009.

On July 27, 2006, the Company issued an aggregate of $600,000 of 6% convertible debentures in a private offering to the four accredited investors. The debentures were convertible into shares of common stock at the lesser of $.005 per share and 40% of the average of the lowest three intra-day trading prices of a share of common stock during the 20 trading days immediately preceding conversion. The debentures were accompanied by warrants to purchase up to an aggregate of $9,600,000 shares of common stock at a per share exercise price of $.0009.

The Company's convertible debentures and related warrants contain anti- dilution provisions whereby, if the Company issues common stock or securities convertible into or exercisable for common stock at a price less than the conversion or exercise prices of the debentures or warrants, the conversion and exercise prices of the debentures and/or warrants shall be adjusted as stipulated in the agreements governing such debentures and warrants.

Through September 30, 2003, as part of the recording of the convertible debt transactions, a beneficial conversion option was recognized, along with a corresponding convertible debt discount. The fair value of the debt instruments issued totaling $1,250,000 in principal value was $2,500,000 in aggregate, representing a 100% premium on the principal value (due to the 100% pricing advantage) and making the beneficial conversion option of $1,140,097 at the inception of the loans ($1,250,000 proceeds less $109,903 allocated to the issuance of the 6,250,000 related warrants). In October 2003, the conversion option was increased to 150% from 100% which resulted in an increase of $563,257 in the conversion option and a corresponding expense in the current period. Due to the nature of the debt instrument and its repayment terms, the beneficial conversion option was re-characterized as derivative conversion option and reclassified as additional debt. In connection with the issuance of an additional $2,000,000 of convertible debt during the year ended September 30, 2004, the derivative conversion option was increased by $3,000,000. During the year ended September 30, 2005, the derivative conversion option was increased by $2,100,000 in conjunction with the issuance of an additional $1,400,000 of convertible debt. During the year ended September 30, 2006, the derivative conversion option was increased by $1,905,000 in conjunction with the issuance of an additional $1,270,000 of convertible debt.

During the fiscal year ended September 30, 2002, the Company issued 12,667,178 shares of common stock in connection with the conversion of an aggregate $93,130 of principal and $6,916 of related interest on the Company's convertible debentures. A corresponding pro-rata reduction of $80,702 to the beneficial conversion option was made, bringing the beneficial conversion option balance at September 30, 2002 to $1,059,395.

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006

NOTE 10.    SECURED CONVERTIBLE DEBENTURES - ASSOCIATED
            DERIVATIVE CONVERSION OPTION AND CONVERTIBLE DEBT DISCOUNT
            (continued)

During the fiscal year ended September 30, 2003, the Company issued another 103,778,301 shares of common stock in connection with the conversion of another $193,665 of principal and $34,355 of accrued interest on the Company's convertible debentures, resulting in a convertible debt principal balance at September 30, 2003 of $963,205 (net of an aggregate of $286,795 in debt conversions through that date). A corresponding pro-rata reduction of $177,845 was made to the beneficial conversion option during the fiscal year ended September 30, 2003(an aggregate of $258,547 since the inception of the loans), bringing the beneficial conversion option balance at September 30, 2003 to $881,550.

During the year ended September 30, 2004, the Company issued an additional $2,000,000 of 12% convertible debentures. Also, the Company issued 352,352,250 shares of common stock in connection with the conversion of another $218,115 of principal and $49,008 of accrued interest on the Company's convertible debentures, resulting in a convertible debt principal balance at September 30, 2004 of $2,745,090 (net of an aggregate of $504,910 in debt conversions through that date). In connection with the issuance of the additional $2,000,000 convertible debt, the Company recorded a corresponding derivative conversion option of $3,000,000. A corresponding pro-rata reduction of $327,172 was made to the derivative conversion option during the year ended September 30, 2004 (an aggregate of $613,967 since the inception of the loans), as well as an increase of $563,257 due to the above noted re-characterization, bringing the derivative conversion option balance at September 30, 2004 to $4,117,635.

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

During the year ended September 30, 2006, the Company issued an additional $1,270,000 of 6% convertible debentures. Also, the Company issued 6,458,227,580 shares of common stock upon the conversion of $547,376 of principal and $8,300 of accrued interest on the Company's convertible debentures, resulting in a convertible debt principal balance at September 30, 2006 of $2,338,336 (net of an aggregate of $3,581,664 in debt conversions through that date). A corresponding pro-rata reduction of $821,065 was made to the derivative conversion option during the year ended September 30, 2006 (an aggregate of $5,229,099 since the inception of the loans), bringing the derivative conversion option balance at September 30, 2006 to $3,507,503.

The aggregate note discount of $5,920,000 is being amortized over the one-year and two-year, and three-year lives of the respective debt instruments. Of this amount, $279,115 was amortized during the fiscal year ended September 30, 2002, $653,720 was amortized during the year ended September 30, 2003, $673,705 was amortized during the year ended September 30, 2004 and $693,992 was amortized during the year ended September 30, 2005, and $715,748 was amortized during the year September 30, 2006, while $69,233 in convertible bond discount was transferred to equity upon conversion of $93,130 in debt principal during the fiscal year ended September 30, 2002, $52,340 in convertible bond discount was transferred to equity upon conversion of $193,665 of debt principal during the fiscal year ended September 30, 2003, $28,571 in convertible bond discount was transferred to equity upon conversion of $218,115 of debt principal during the year ended September 30, 2004, $973,565 in convertible bond discount was transferred to equity upon conversion of $2,529,378 of debt principal during the year ended September 30, 2005, and $243,177 in convertible bond discount was transferred to

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006

NOTE 10.    SECURED CONVERTIBLE DEBENTURES - ASSOCIATED
            DERIVATIVE CONVERSION OPTION AND CONVERTIBLE DEBT DISCOUNT
            (continued)

equity upon conversion of $547,376 of debt principal during the year ended September 30, 2006, resulting in an unamortized convertible debt discount balance of $1,536,834 at September 30, 2006.

As of September 30, 2006, the Company was indebted for an aggregate of $4,654,823 in Secured Convertible Debentures, consisting of $2,338,336 principal, $3,507,503 derivative conversion option, $345,818 accrued interest (net of prepaid interest of $103,853), less $1,536,834 convertible debt discount. To the extent debentures issued by the Company are converted into shares of common stock, the Company will not be obligated to repay the amounts converted.

NOTE 11.    SHAREHOLDERS' EQUITY (DEFICIT)

The Company's authorized capital stock consists of 50,000,000,000 shares of common stock, no par value per share and 50,000,000 shares of preferred stock, $1.00 par value per share. On June 28, 2006, the shareholders of the Company approved an increase in the amount of common shares from 15,000,000,000 to 50,000,000,000. Of the 50,000,000 authorized shares of preferred stock, 1,000,000 shares have been designated as Class A Preferred Stock and 1,000,000 shares have been designated as Class B Preferred Stock, and the remaining 48,000,000 shares are undesignated. As of September 30, 2006, there were 14,384,794,783 shares of the Company's common stock outstanding held by approximately 800 holders of record and 215,865 shares of the Company's Class A Preferred Stock outstanding held by one holder of record and no shares of Class B Preferred Stock outstanding.

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

In April 2006, the company issued 4,368,872 restricted common shares for consulting services rendered having a value of $3,100.

During April 2006 through July 2006, the company issued 533,333,333 restricted common shares to an individual investor for cash of $125,000.

During October 2005 through September 2006, the Company issued 6,458,227,580 shares of common stock in connection with the conversion of $547,376 of principal, $821,065 of derivative conversion option, $8,300 of accrued interest, net of $243,177 of convertible debt discount, for a total conversion amount of $1,133,564

During March 2006 through September 2006, the Company received $1,270,000 in exchange for 6% convertible debentures. The debentures were accompanied by 20,320,000 common stock warrants, exercisable over a five year period at $0.0009 per share. The common stock warrants were valued at $4,551.

During October 2005 through September 2006, the Company issued 6,995,929,785 shares of common stock in connection with the conversion of $2,529,378 of principal, $639,551 of derivative conversion option and $345,818 of accrued interest, net of $715,748 in convertible debt discount, for total conversion of $5,454,290 on the Company's convertible debentures.

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006

NOTE 12.    INCOME TAXES

Deferred income taxes consisted of the following at September 30, 2006:

      Deferred tax asset, benefit
      of net operating loss
      carryforward                               $ 11,800,000
      Valuation allowance                         (11,800,000)
                                                  -----------
      Net deferred tax asset                     $       -
                                                  ===========

The valuation allowance offsets the net deferred tax asset, since it is more likely than not that it would not be recovered. During the year ended September 30, 2006, the deferred tax asset and valuation allowance were both increased by $1,200,000.

The Company has approximately $29,600,000 in federal and $20,400,000 in California net operating loss carryforwards. The federal net operating loss carryforwards expire as follows: $2,700,000 in the year 2012, $5,300,000 in 2018, $1,200,000 in 2019, $3,500,000 in 2020, $2,300,000 in 2021, $2,200,000 in
2022, $2,100,000 in 2023, $4,200,000 in 2024 $3,100,000 in 2025 and $3,000,000
in 2026. The California net operating loss carryforwards expire as follows:
$3,500,000 in the year 2007, $3,300,000 in 2013, $8,500,000 in 2014, $3,100,000
in 2015, and $3,000,000 in 2016.

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006

NOTE 13.    COMMITMENTS AND CONTINGENCIES

Employment agreements

The Company has entered into three employment agreements with key individuals, the terms of the agreements are as follows:

1) The Chief Executive Officer (and President) of the Company entered into an agreement dated October 2, 1995 (which was subsequently amended September 1, 1997, September 1, 1999, and March 27, 2000) for a period of five years to April 1, 2005 and extended annually to April 1, 2007 and he is entitled to receive a base salary of $160,000 per year. The Chief Executive Officer is further to receive a bonus, paid at year-end, equal to 50% of the Chief Executive Officer's salary, for continued employment. The staying bonus is to be paid in the Company's restricted common stock. He was also granted an option to purchase up to 1,943,654 shares of the Company's restricted common stock at a price equal to 50% of the average market value for the prior 30 trading days before exercise. On March 27, 2000, the exercise price was adjusted to a fixed rate of approximately $0.39 per share, with an expiration date of December 2, 2003, which was subsequently extended to December 2, 2005. These options have since expired.

2) The Secretary/Treasurer of the Company entered into an Agreement dated October 2, 1995 (which was subsequently amended September 1, 1997, September 1, 1999, and March 27, 2000), for a period of five years (extended through April 1,
2005), and she was entitled to receive a base salary of $80,000 per year. The Secretary/Treasurer was to receive a bonus, paid at year- end, equal to 50% of the Secretary/Treasurer's salary, for continued employment. The staying bonus was to be paid in the Company's restricted common stock. She was also granted an option to purchase up to 500,000 shares of the Company's restricted common stock at a price equal to 60% of the average market value for the prior 180 trading days before exercise. On March 27, 2000, the exercise price was adjusted to a fixed rate of $0.38 per share, with an expiration date of December 31, 2004, which was subsequently extended to December 2, 2005. These options have since expired. The employment agreement with the Secretary/Treasurer was not extended beyond April 1, 2005, so she was not entitled to the bonus for continued employment for calendar year 2005. The former Secretary/Treasurer continues to provide services on a consulting basis.


3) The Chief Technical Officer of the Company entered into an agreement dated August 1, 1998 for an initial term of three years (extended through August 1, 2003 and again through January 19, 2009), and he is entitled to receive a base salary of $150,000 per year, with a minimum of $90,000 to be paid annually in cash and the balance paid (at the option of the Company) in cash or the Company's common stock. The employee received a hire-on bonus of $75,000 paid in the Company's common stock, at a discount of one-half market price. The Chief Technical Officer is also to receive performance bonuses (paid in common stock, as above) upon successful completion of specific milestones pertaining to the implementation and deployment of certain software (up to $862,500). If substantially all performance milestones are met, he is also to be granted an option to purchase up to 500,000 shares of the Company's common stock at a price equal to 60% of the market price at the date of purchase. As of September 30, 2006, none of the aforementioned milestones had been successfully completed.

Litigation

The Company, during its normal course of business, may be subject from time to time to disputes and to legal proceedings against it. Management does not expect that the ultimate outcome of any current claims will have a material adverse effect on the Company's financial position.

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006

NOTE 13.    COMMITMENTS AND CONTINGENCIES (continued)

Building Lease

The Company has leased approximately 1,107 square feet of office space in Valencia, California. The operating lease commenced November 1, 2005 for a period of three years and is renewable at the option of the Company for an additional three year term. The rent was abated for the months of November and December 2005, while the Company was incurring approximately $20,076 in leasehold improvements, before moving in. A security deposit of approximately $4,698 was also paid at the inception of the lease. The initial base rent was set at $2,214 per month, with annual increases of 3%. The Company must also pay its share of increases in common area maintenance costs, which amounted to approximately $147 per month effective September 1, 2006. Total rental expense for the years ended September 30, 2006 and 2005 (including other lease arrangements) was $34,658 and $35,396, respectively.

Future minimum lease payments required under the building lease are as follows:

Year ending September 30, 2007          $       27,299
Year ending September 30, 2008                  28,117
Year ending September 30, 2009                   2,349
                                         -------------
Total lease commitment                  $       57,765
                                         =============

NOTE 14.    STOCK OPTIONS AND WARRANTS

During the fiscal year ended September 30, 1999, the Company issued to a note holder options to purchase 500,000 shares of the Company's Class B preferred stock at an exercise price of $5.00 per share. As consideration, the Company reduced its debt to the note holder by $50,000 and received an extension of time to pay-off its promissory note. The Company also issued to its CEO options to purchase another 500,000 shares of the Company's Class B preferred stock at an exercise price of $5.00 per share in exchange for a reduction in debt of $50,000. Total consideration received on the above issued options, as evidenced by debt reduction, was $100,000. These options were initially exercisable through November 1, 2002 and are exercisable into common stock at the rate of 10 common shares for each Class B preferred share. In September 2001, the exercise price on the options was adjusted to $2.50 per share and the exercise period was extended to November 1, 2005. In June 2002, the exercise price on the options was further adjusted to $0.50 per share. In January 2004, the exercise price on the options was further adjusted to $0.05 per share and the exercise period was extended to November 1, 2009.

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

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006

NOTE 14.    STOCK OPTIONS AND WARRANTS (continued)

The Company previously accounted for employee stock-based compensation under the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25. Accordingly, compensation expense for common stock options and warrants issued to employees for services was recorded as the difference between the intrinsic value of those services as measured by the market value (as discounted, if applicable) of the common stock at the date of grant and the exercise price, with pro forma disclosure of the excess market value as required by SFAS No.
123. Effective January 1, 2006, the Company adopted SFAS no. 123R, which requires measurement of these options or warrants at fair value from the grant date. However, no common stock options or warrants were granted to employees (including officers and directors) of the Company during the years ended September 30, 2006 and 2005.

All common stock options and warrants issued to consultants and other non-employees have been recorded at the fair value of the services rendered and equivalent to the market value (as discounted, if applicable) of the equity
instruments received as per SFAS No. 123.   The market value was determined by
utilizing an averaging convention of between 5 to 30 days of the closing price of the Company's common shares as traded on the OTC Bulletin Board (stock symbol
CNES) through the grant date and applying certain mathematical assumptions as required under the Black-Scholes model. Such assumptions were generally the same as those mentioned above when making fair value disclosures for the issuance of officer and employee stock options. These included the risk-free annual rate of return and stock volatility, which were assumed to be 4.50% and 190%, respectively, during the years ended September 30, 2006 and 2005.

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

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006

NOTE 14.    STOCK OPTIONS AND WARRANTS (continued)

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

In March through July 2006, 20,320,000 five-year common stock warrants were issued to an accredited investor group in connection with a $1,270,000 6% convertible debenture financing arrangement (see Note 10 above). The allocated cost of these warrants amounted to $4,551, resulting in a recorded balance of stock options and warrants exercisable at September 30, 2006 of $1,471,265 (including $100,000 attributable to 1,000,000 Class B preferred stock options noted above).

The common stock option and warrant activity during the fiscal years ended September 30, 2006 and 2005 is summarized as follows:

                                         Common Stock   Weighted
                                            Options      Average
                                              and       Exercise
                                            Warrants      Price
                                          ----------    --------
Balance outstanding, October 1, 2004      17,743,654   $  0.0680

  Granted                                  2,800,000      0.0039

  Expired                                 (6,300,000)     0.0480
                                          ----------     -------
Balance outstanding, September 30, 2005   14,243,654    $ 0.0560

  Granted                                 20,320,000      0.0009

  Expired                                 (1,943,654)     0.3845
                                          -----------     -------
Balance outstanding, September 30, 2006   32,620,000    $ 0.0019
                                          ==========     =======

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006

NOTE 14.    STOCK OPTIONS AND WARRANTS (continued)

The following table summarizes information about common stock options and warrants at September 30, 2006:

                                       Outstanding             Exercisable
                         Common      Weighted   Weighted     Common    Weighted
     Range of             Stock    Average      Average       Stock    Average
     Exercise           Options/     Life      Exercise      Options/  Exercise
      Prices            Warrants    (Months)     Price      Warrants    Price
  ---------------       ---------  -------     --------    ----------  --------
$ 0.0050 - $ 0.0050     1,000,000       38     $ 0.0050     1,000,000  $ 0.0050
$ 0.0050 - $ 0.0050       750,000       44     $ 0.0050       750,000  $ 0.0050
$ 0.0050 - $ 0.0050       750,000       46     $ 0.0050       750,000  $ 0.0050
$ 0.0050 - $ 0.0050       500,000       50     $ 0.0050       500,000  $ 0.0050
$ 0.0050 - $ 0.0050       250,000       50     $ 0.0050       250,000  $ 0.0050
$ 0.0050 - $ 0.0050       250,000       51     $ 0.0050       250,000  $ 0.0050
$ 0.0050 - $ 0.0050       250,000       53     $ 0.0050       250,000  $ 0.0050
$ 0.0050 - $ 0.0050     1,250,000       53     $ 0.0050     1,250,000  $ 0.0050
$ 0.0020 - $ 0.0020       750,000       55     $ 0.0020       750,000  $ 0.0020
$ 0.0020 - $ 0.0020     1,875,000       60     $ 0.0020     1,875,000  $ 0.0020
$ 0.0020 - $ 0.0020     1,875,000       62     $ 0.0020     1,875,000  $ 0.0020
$ 0.0039 - $ 0.0039       316,066       42     $ 0.0039       316,066  $ 0.0039
$ 0.0039 - $ 0.0039       217,466       42     $ 0.0039       217,466  $ 0.0039
$ 0.0039 - $ 0.0039     1,087,330       42     $ 0.0039     1,087,330  $ 0.0039
$ 0.0039 - $ 0.0039     1,179,138       42     $ 0.0039     1,179,138  $ 0.0039
$ 0.0009 - $ 0.0009     5,920,000       53     $ 0.0009     5,920,000  $ 0.0009
$ 0.0009 - $ 0.0009     1,600,000       53     $ 0.0009     1,600,000  $ 0.0009
$ 0.0009 - $ 0.0009     1,600,000       53     $ 0.0009     1,600,000  $ 0.0009
$ 0.0009 - $ 0.0009     1,600,000       53     $ 0.0009     1,600,000  $ 0.0009
$ 0.0009 - $ 0.0009     9,600,000       53     $ 0.0009     9,600,000  $ 0.0009

$ 0.0009 - $ 0.0050    32,620,000       52     $ 0.0019    32,620,000  $ 0.0019
   ================    ==========       ==     ========    ==========  ========

NOTE 15.    SUBSEQUENT EVENTS

Subsequent to September 30, 2006, the Company issued approximately 1,323,000,000 shares of common stock through December 8, 2006 in exchange for the reduction of approximately $111,000 in principal and approximately $167,000 in derivative conversion option, totaling approximately $278,000 in convertible debt.

                                  INDEX TO EXHIBITS

Exhibit
Number          Description
-------         -----------
3.1     Articles of Incorporation of the Registrant (2)

3.2 Articles of Amendment to the Articles of Incorporation of the Registrant filed November 7, 1994 (2)

3.3 Articles of Amendment to the Articles of Incorporation of the Registrant filed December 5, 1994 (4)

3.4 Articles of Amendment to the Articles of Incorporation of the Registrant filed October 16, 1995 (2)

3.5 Articles of Amendment to the Articles of Incorporation of the Registrant filed April 18, 2003 (7)

3.6 Articles of Amendment to the Articles of Incorporation of the Registrant filed August 3, 2004 (12)

3.7 Articles of Amendment to the Articles of Incorporation of the Registrant filed August 12, 2005 (15)

3.8 Articles of Amendment to the Articles of Incorporation of the Registrant filed June 30, 2006 (17)

3.9     Bylaws of the Registrant (2)

10.1 Employment Agreement dated October 2, 1995 between the Registrant and Robert Spigno (#) (2)

10.2 Amendment to Employment Agreement dated July 24, 1996 between the Registrant and Robert Spigno (#) (2)

10.3 Amendment to Employment Agreement dated August 11, 1997 between the Registrant and Robert Spigno (#) (2)

10.4 Amendment to Employment Agreement dated September 1, 1999 between the Registrant and Robert Spigno (#) (2)

10.5 Amendment to Employment Agreement dated March 27, 2000 between the Registrant and Robert Spigno (#) (2)

10.6 Employment Agreement dated August 1, 1998 between the Registrant and Lawrence Muirhead (#) (1)

10.7 Securities Purchase Agreement dated as of March 29, 2002 by and between the Registrant and the purchasers named therein (2)

10.8    Form of Secured Convertible Debenture due March 29, 2003 (2)

10.9 Registration Rights Agreement dated as of March 29, 2002 by and between the Registrant and the investors named therein (2)

10.10 Security Agreement dated as of March 29, 2002 between the Registrant and the secured parties named therein (2)

10.11   Form of Secured Convertible Debenture due May 10, 2003 (3)

10.12   Form of Secured Convertible Debenture due June 17, 2003 (5)

10.13 Securities Purchase Agreement dated as of November 27, 2002 by and between the Registrant and the purchasers named therein (6)

10.14   Form of Common Stock Purchase Warrant dated as of November 27, 2002 (6)

10.15 Registration Rights Agreement dated as of November 27, 2002 by and between the Registrant and the investors named therein (6)

10.16 Security Agreement dated as of November 27, 2002 between the Registrant and the secured parties named therein (6)

10.17 Intellectual Property Security Agreement dated as of November 27, 2002 between the Registrant and the secured parties named therein (6)

10.18   Form of Secured Convertible Debenture due March 3, 2004 (7)

10.19   Form of Common Stock Purchase Warrant dated as of March 3, 2003 (7)

10.20   Form of Secured Convertible Debenture due May 12, 2004 (8)

10.21   Form of Common Stock Purchase Warrant dated as of May 12, 2003 (8)

10.22 Promissory Note dated September 1, 2003 made by the Registrant in favor of Robert Spigno (#) (11)

10.23 Promissory Note dated September 1, 2003 made by the Registrant in favor of Black Dog Ranch, LLC (11)

10.24 Letter Agreement dated October 3, 2003 between the Registrant and the parties named therein (9)

10.25 Securities Purchase Agreement dated as of November 25, 2003 by and between the Registrant and the purchasers named therein (9)

10.26   Form of Secured Convertible Debenture due November 25, 2004 (9)

10.27   Form of Common Stock Purchase Warrant dated as of November 25, 2003 (9)

10.28 Registration Rights Agreement dated as of November 25, 2003 by and between the Registrant and the investors named therein (9)

10.29 Security Agreement dated as of November 25, 2003 between the Registrant and the secured parties named therein (9)

10.30 Intellectual Property Security Agreement dated as of November 25, 2003 between the Registrant and the secured parties named therein (9)

10.31   Form of Secured Convertible Debenture due December 3, 2004 (9)

10.32   Form of Common Stock Purchase Warrant dated as of December 3, 2003 (9)

10.33   Form of Secured Convertible Debenture due December 31, 2004 (9)

10.34   Form of Common Stock Purchase Warrant dated as of December 31, 2003 (9)

10.35   Form of Secured Convertible Debenture due February 18, 2005 (10)

10.36   Form of Common Stock Purchase Warrant dated as of February 18, 2004 (10)

10.37 Amendment No. 1 to Securities Purchase Agreement dated as of March 4, 2004 by and between the Registrant and the persons named therein (11)

10.38   Form of Secured Convertible Debenture due March 4, 2005 (10)

10.39   Form of Common Stock Purchase Warrant dated as of March 4, 2004 (10)

10.40 Securities Purchase Agreement dated as of April 19, 2004 by and between the Registrant and the purchasers named therein (11)

10.41   Form of Common Stock Purchase Warrant dated as of April 19, 2004 (11)

10.42 Registration Rights Agreement dated as of April 19, 2004 by and between the Registrant and the investors named therein (11)

10.43 Security Agreement dated as of April 19, 2004 between the Registrant and the secured parties named therein (11)

10.44 Intellectual Property Security Agreement dated as of April 19, 2004 between the Registrant and the secured parties named therein (11)

10.45   Form of Common Stock Purchase Warrant dated as of June 30, 2004 (12)

10.46   Form of Common Stock Purchase Warrant dated as of September 9, 2004 (13)

10.47 Securities Purchase Agreement dated as of March 17, 2005 by and between the Registrant and the purchasers named therein (14)

10.48   Form of Callable Secured Convertible Note due March 17, 2007 (14)

10.49   Form of Stock Purchase Warrant dated as of March 17, 2005 (14)

10.50 Registration Rights Agreement dated as of March 17, 2005 by and between the Registrant and the investors named therein (14)

10.51 Security Agreement dated as of March 17, 2005 between the Registrant and the secured parties named therein (14)

10.52 Intellectual Property Security Agreement dated as of March 17, 2005 between the Registrant and the secured parties named therein (14)

10.53 Securities Purchase Agreement dated as of March 8, 2006 by and between the Registrant and the purchasers named therein (16)

10.54   Form of Callable Secured Convertible Note due March 8, 2009 (16)

10.55   Form of Stock Purchase Warrant dated as of March 8, 2006 (16)

10.56 Registration Rights Agreement dated as of March 8, 2006 by and between the Registrant and the investors named therein (16)

10.57 Security Agreement dated as of March 8, 2006 between the Registrant and the secured parties named therein (16)

10.58 Intellectual Property Security Agreement dated as of March 8, 2006 between the Registrant and the secured parties named therein (16)

21.1    Subsidiaries of the Registrant (2)

31.1 Certification Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
_________________
(#) Management contract or compensatory plan, contract or arrangement required to be filed as an exhibit.
(1) Filed as an exhibit to the Registrant's Form S-8 filed with the Securities and Exchange Commission on December 6, 1999 (Registration No. 333- 92181) and incorporated herein by reference.
(2) Filed as an exhibit to the Registrant's Form SB-2 filed with the Securities and Exchange Commission on April 26, 2002 (Registration No. 333- 87062) and incorporated herein by reference.
(3) Filed as an exhibit to the Registrant's Form 10-QSB for the quarter ended March 31, 2002 and incorporated herein by reference.
(4) Filed as an exhibit to the Registrant's Form SB-2/A No. 1 filed with the Securities and Exchange Commission on June 6, 2002 (Registration No. 333-87062) and incorporated herein by reference.
(5) Filed as an exhibit to the Registrant's Form 10-QSB for the quarter ended June 30, 2002 and incorporated herein by reference.

(6) Filed as an exhibit to the Registrant's Form 10-KSB for the year ended September 30, 2002 and incorporated herein by reference.
(7) Filed as an exhibit to the Registrant's Form SB-2/A No. 1 filed with the Securities and Exchange Commission on May 2, 2003 (Registration No. 333-102781) and incorporated herein by reference.
(8) Filed as an exhibit to the Registrant's Form 10-QSB for the quarter ended June 30, 2003 and incorporated herein by reference.
(9) Filed as an exhibit to the Registrant's Form 10-KSB for the year ended September 30, 2003 and incorporated herein by reference.
(10) Filed as an exhibit to the Registrant's Form 10-QSB for the quarter ended December 31, 2003 and incorporated herein by reference.
(11) Filed as an exhibit to the Registrant's Form SB-2 filed with the Securities and Exchange Commission on June 25, 2004 (Registration No. 333-116895) and incorporated herein by reference.
(12) Filed as an exhibit to the Registrant's Form 10-QSB for the quarter ended June 30, 2004 and incorporated herein by reference.
(13) Filed as an exhibit to the Registrant's Form 10-KSB for the year ended September 30, 2004 and incorporated herein by reference.
(14) Filed as an exhibit to the Registrant's Form 8-K filed with the Securities and Exchange Commission on March 21, 2005 and incorporated herein by reference.
(15) Filed as an exhibit to the Registrant's Form 10-KSB for the year ended September 30, 2005 and incorporated herein by reference.
(16) Filed as an exhibit to the Registrant's Form 8-K filed with the Securities and Exchange Commission on March 15, 2006 and incorporated herein by reference.
(17) Filed as an exhibit to the Registrant's Form SB-2 filed with the Securities and Exchange Commission on September 8, 2006 (Registration No. 333- 137204) and incorporated herein by reference.

                                  SIGNATURES

        In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 16th day of January, 2007.

                                                CONECTISYS CORPORATION

                                                By: /S/ ROBERT A. SPIGNO
                                                ------------------------
                                                Robert A. Spigno
                                                Chief Executive Officer
                                                (Principal Executive Officer)

        In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the Registrant and in the capacities and as of the dates indicated.

          Name                   Title                                 Date
---------------------      ---------------------------------------  -----------

/S/ ROBERT A. SPIGNO
---------------------
Robert A. Spigno           Chairman of the Board, Chief Executive
                           Officer (Principal Executive Officer),
                           Chief Financial Officer (Principal
                           Financial and Accounting Officer)
                           and Director                            January 16, 2007

/S/ LAWRENCE MUIRHEAD
---------------------
Lawrence Muirhead          Chief Technology Officer and Director   January 16, 2007


/S/ MELISSA McGOUGH
---------------------
Melissa McGough            Director                                January 16, 2007

EXHIBITS FILED WITH THIS REPORT

Exhibit
Number  Description
------- -----------
31.1 Certification Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002