Form 10QSB
period 2006-12-31
CONECTISYS CORP
filed 2007-02-20
CIK 790273

<pre>


                  U. S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549


                                 Form 10-QSB
(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED December 31, 2006

| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM__________ TO ___________

                        Commission File Number: 33-3560D
                           ________________________

                            CONECTISYS CORPORATION
          (Exact name of small business issuer as specified in its charter)

                  Colorado                                      84-1017107
     (State or other jurisdiction of                         (I.R.S. Employer
       incorporation or organization)                        Identification No.)


                             25115 Avenue Stanford
                                   Suite 320
                           Valencia, California 91355
                      (Address of Principal Executive Offices)

                                (661) 295-6763
                          (Issuer's telephone number)

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

        As of February 16, 2007, there were 18,378,428,568 shares of the issuer's common stock, no par value per share, outstanding.

        Transitional Small Business Disclosure Format (Check one): Yes | |
No |X|


PART I - FINANCIAL INFORMATION

                                                                        Page
                                                                        ----
Item 1.  Financial Statements.

        Condensed Consolidated Balance Sheet as of December 31, 2006
           (unaudited)................................................. F-1

        Condensed Consolidated Statements of Operations for the Three
           Months Ended December 31, 2006 (unaudited) and 2005
           (unaudited) and the Cumulative Period From December 31, 1990
           (Inception) Through December 31, 2006 (unaudited)........... F-3

        Condensed Consolidated Statements of Changes in Shareholders'
           Equity (Deficit) for the Cumulative Period From December
           31, 1990 (Inception) Through December 31, 2006 (unaudited)   F-4

        Condensed Consolidated Statements of Cash Flows for the Three
           Months Ended December 31, 2006 (unaudited) and 2005
           (unaudited) and the Cumulative Period From December 31, 1990
           (Inception) Through December 31, 2006 (unaudited)........... F-16

        Notes to Condensed Consolidated Financial Statements
           (unaudited)................................................. F-19

Item 2.  Management's Discussion and Analysis or Plan of Operation.....    2

Item 3.  Controls and Procedures.......................................   10

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.............................................   10

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds...   10

Item 3.  Defaults Upon Senior Securities...............................   11

Item 4.  Submission of Matters to a Vote of Security Holders...........   12

Item 5.  Other Information.............................................   12

Item 6.  Exhibits......................................................   12

Signatures.............................................................   13

Exhibits Filed with this Report on Form 10-QSB.........................   14



ITEM 1. FINANCIAL STATEMENTS.

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) CONDENSED CONSOLIDATED BALANCE SHEET
December 31, 2006
                                                                December 31,
                                                                    2006
                                                                 Unaudited

Assets
Current assets
  Cash and cash equivalents                                $             6,570
  Short-term investments                                               108,633
  Prepaid expenses                                                     109,942
                                                             -----------------
Total current assets                                                   225,145

Property and equipment, net of accumulated
  depreciation of $360,066                                             103,110

Other assets
  Deposits                                                              23,550
  Loan fees, net of accumulated
    amortization of $517,132                                            22,023
                                                             -----------------
Total assets                                               $           373,828
                                                             =================


The accompanying notes are an integral part of these condensed consolidated financial statements.

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) CONDENSED CONSOLIDATED BALANCE SHEET
December 31, 2006

                                                                December 31,
                                                                    2006
                                                                 Unaudited

Liabilities and shareholders' deficit
Current liabilities
  Accounts payable                                         $           264,894
  Accrued compensation                                               1,894,804
  Due to officers                                                          470
  Accrued interest payable                                             381,112
  Other current liabilities                                             19,926
  Notes payable and current portion of
    long-term debt                                                   2,439,135
                                                             -----------------
Total current liabilities                                            5,000,341

Long-term debt, net of current portion                               1,882,904

Commitments and contingencies                                              --

Shareholders' deficit
Preferred stock - Class A, $1.00 par value;
  1,000,000 shares authorized, 215,865 shares
  issued and outstanding                                               215,865
Convertible preferred stock - Class B, $1.00
  par value; 1,000,000 shares authorized,
  -0- shares issued and outstanding                                          0
Common stock - no par value; 50,000,000,000
  shares authorized; 15,707,452,473 shares issued
  and outstanding                                                   28,214,661
Additional paid-in capital:
  Convertible preferred stock - Class B, $1.00 par
    value; 1,000,000 stock options exercisable                         100,000
  Common stock - no par value; 32,620,000
    warrants exercisable                                             1,371,265

Accumulated deficit during development stage                       (36,411,208)
                                                             -----------------
Total shareholders' deficit                                         (6,509,417)
                                                             -----------------
Total liabilities and shareholders' deficit                $           373,828
                                                             =================


The accompanying notes are an integral part of these condensed consolidated financial statements.

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended December 31, 2006 and 2005
And the Cumulative Period From December 31, 1990 (Inception) Through December 31, 2006

                                                                           Dec. 1, 1990
                                                                           (Inception)
                                 3 Months Ended      3 Months Ended          Through
                                   December 31,        December 31,        December 31,
                                        2006                2005               2006
                                     Unaudited          Unaudited           Unaudited

Revenues                        $                0 $                 0 $          517,460

Cost of prototypes and samples              30,166              74,846          1,372,655
                                 -----------------  -----------------   -----------------
Gross loss                                 (30,166)            (74,846)          (855,195)

General and administrative expenses        338,743             314,286         24,423,808
Bad debt Expense                                 0                   0          1,680,522
Write-off of deposits
  and intangible assets                    0                   0          1,316,861
                                 -----------------  -----------------   -----------------
Loss from operations                      (368,909)           (389,132)       (28,276,386)
Other income (expenses)
  Forgiveness of debt                            0                   0            504,462
  Settled damages                                0                   0           (125,000)
  Other income                                   0                   0             12,072
  Interest income                            2,878                   0            110,270
  Interest expense                        (326,332)           (213,895)        (8,699,126)
  Minority interest                              0                   0             62,500
                                 ------------------  -----------------   -----------------
Net loss                         $        (692,363)  $        (603,027)       (36,411,208)
                                  =================  =================   =================
Weighted-average shares
outstanding                         15,041,201,929       8,021,520,957

Net loss per share-basic and diluted         (0.00)              (0.00)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT) For the Cumulative Period from December 1, 1990 (Inception) Through December 31, 2006

                                                                                                   Deficit
                                                                                                 Accumulated       Total
                                  Preferred Stock      Common Stock       Additional    Stock     During the  Shareholders'
                                     Class A           No Par Value         Paid-in   Subscript. Development      Equity
                                  Shares    Value    Shares       Value     Capital   Receivable    Stage        (Deficit)
                               --------- ---------- ---------- ----------- ---------- ---------- ------------ -----------
Balance, Dec. 1, 1990
(re-entry
development stage)               0    $      0       10,609  $  1,042,140 $      0  $         0 $(1,042,140)  $        0

Shares issued in exchange for:
Cash, Aug. 1993                  0           0        1,000         1,000        0            0           0        1,000
Capital contribution,
 Aug. 1993                       0           0        2,000           515        0            0           0          515
Services, Mar. 1993              0           0        2,000           500        0            0           0          500
Services, Mar. 1993              0           0        1,200           600        0            0           0          600
Net loss for the year            0           0            0             0        0            0      (5,459)      (5,459)
                             --------  ---------- -------------  -------- --------- -----------  ----------     ---------
Balance, November 30, 1993       0           0       16,809     1,044,755        0            0  (1,047,599)      (2,844)

Shares issued in exchange for:
Services, May 1994               0           0        2,400         3,000        0            0           0        3,000
Cash, Sep. 1994                  0           0       17,771        23,655        0            0           0       23,655
Services, Sep. 199               0           0        8,700        11,614        0            0           0       11,614
Cash, Sep. 1994                  0           0        3,000        15,000        0            0           0       15,000
Cash, Oct. 1994             16,345 A    16,345            0             0        0            0           0       16,345
Cash, Sep. and Oct. 1994                     0        1,320        33,000        0            0           0       33,000
Net loss for the year            0           0            0             0        0            0     (32,544)     (32,544)
                           ---------- ---------- -------------  ---------- --------  ----------  ------------   ---------
Balance, November 30, 1994  16,345    $ 16,345       50,000   $ 1,131,024  $     0    $       0 $(1,080,143)    $ 67,226

The accompanying notes are an integral part of these consolidated financial statements.



CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
For the Cumulative Period from December 1, 1990 (Inception) Through December 31, 2006



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
                                  Shares    Value    Shares       Value     Capital   Receivable    Stage        (Deficit)
                               --------- ---------- ---------- ----------- ---------- ---------- ------------ -----------
Shares issued in exchange for:
 Cash, February 13, 1995             -   $      -        1,160 $   232,000 $      -   $      -   $        -   $   232,000
 Debt repayment, February 13,
  1995                               -          -        2,040     408,000        -          -            -       408,000
 Debt repayment, February 20,
  1995                               -          -        4,778     477,810        -          -            -       477,810
 Acquisition of assets, CIPI
  February, 1995                     -          -       28,750   1,950,000        -          -            -     1,950,000
 Acquisition of assets, April 5,
  1995                               -          -       15,000         -          -          -            -           -
 Cash and services, April and
  May 1995                           -          -       16,000     800,000        -          -            -       800,000
 Cash, June 1, 1995                  -          -          500      30,000        -          -            -        30,000
 Acquisition of assets and
  services, September 26, 1995       -          -        4,000     200,000        -          -            -       200,000
 Cash, September 28, 1995            -          -           41       3,000        -          -            -         3,000
 Acquisition of assets,
  September 1995                     -          -       35,000   1,750,000        -          -            -     1,750,000
 Return of assets, CIPI
  September, 1995                    -          -      (27,700) (1,950,000)       -          -            -    (1,950,000)
Net loss for the year                -          -          -           -          -          -     (2,293,867) (2,293,867)
                               ---------  ----------- -------- -----------   -------- ------------ ---------- -----------
Balance,
 November 30, 1995                16,345   $ 16,345    129,569   $5,031,834 $     -    $     -    $(3,374,010) $1,674,169

Shares issued in exchange for:
 Cash, February, 1996                -          -        1,389     152,779        -          -            -       152,779
 Debt repayment, February 1996       -          -       10,000     612,000        -          -            -       612,000
 Services, February, 1996            -          -        3,160     205,892        -          -            -       205,892
 Cash, March, 1996                   -          -          179      25,000        -          -            -        25,000

The accompanying notes are an integral part of these condensed consolidated financial statements.



CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
For the Cumulative Period from December 1, 1990 (Inception) Through December 31, 2006



                                                                                                   Deficit
                                                                                                 Accumulated       Total
                                  Preferred Stock      Common Stock        Additional   Stock     During the  Shareholders'
                                     Class A           No Par Value         Paid-in   Subscript. Development      Equity
                                  Shares    Value    Shares       Value     Capital   Receivable    Stage        (Deficit)
                               --------- ---------- ---------- ----------- ---------- ---------- ------------ -----------
Shares returned and canceled,
  March, 1996                        -   $      -      (15,000)$       -   $      -   $      -   $        -    $      -
 Services, April, 1996               -          -           13       2,069        -          -            -         2,069
 Services, September, 1996         4,155      4,155        586      36,317        -          -            -        40,472
 Services, October, 1996             -          -        6,540     327,000        -          -            -       327,000
 Debt repayment, November, 1996      -          -        2,350      64,330        -          -            -        64,330
Net loss for the year                -          -          -           -          -          -     (2,238,933) (2,238,933)
                               --------- ---------- ---------- -----------  ---------- --------- ------------ -----------
Balance,
 November 30, 1996                20,500 $   20,500    138,786 $ 6,457,221 $      -   $      -   $ (5,612,943) $  864,778

Shares issued in exchange for:
 Services, March, 1997               -          -          228       6,879        -          -            -         6,879
 Services, April, 1997               -          -          800      13,120        -          -            -        13,120
 Services, July, 1997                -          -        1,500      16,200        -          -            -        16,200
 Cash, July, 1997                    -          -       15,000     300,000        -          -            -       300,000
 Services, August, 1997              -          -        5,958      56,000        -          -            -        56,000
Adjustment for partial shares due
 to reverse stock split (1:20)       -          -          113         -          -          -            -           -
 Services, October, 1997             -          -    1,469,666     587,865        -          -            -       587,865
 Debt repayment, October, 1997       -          -    1,540,267     620,507        -          -            -       620,507
 Cash, October, 1997                 -          -    1,500,000     281,250        -          -            -       281,250
 Services, November, 1997            -          -        4,950      10,538        -          -            -        10,538
Net loss for the year                -          -          -           -          -          -     (2,739,268) (2,739,268)
                               --------- ---------- ---------- ----------- ---------- ----------  ----------- -----------
Balance,
 November 30, 1997                20,500 $   20,500  4,677,268 $ 8,349,580 $      -   $      -   $ (8,352,211) $   17,869


The accompanying notes are an integral part of these condensed consolidated financial statements.


CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
For the Cumulative Period from December 1, 1990 (Inception) Through December 31, 2006



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
                               --------- ---------- ---------- ----------- ---------- ---------- ------------ -----------
Shares issued in exchange for:
 Services, December, 1997
  through November, 1998             -   $      -    2,551,610 $ 2,338,264 $      -   $      -    $       -   $ 2,338,264
 Debt repayment, April, 1998
  through September, 1998            -          -      250,000     129,960        -          -            -       129,960
 Cash, January, 1998 through
  July, 1998                         -          -    4,833,334   1,139,218        -          -            -     1,139,218
 Acquisition of assets,
  July, 1998                         -          -      300,000     421,478        -          -            -       421,478
 Acquisition of remaining 20%
  minority interest in
  subsidiary, July, 1998             -          -       50,000      59,247        -          -            -        59,247
 Services, November, 1998         60,000     60,000        -           -          -          -            -        60,000
Net loss for the year                -          -          -           -          -          -     (4,928,682) (4,928,682)
                               --------- ---------- ---------- ----------- ---------- ------------ ---------- -----------
Balance,
 November 30, 1998                80,500 $   80,500 12,662,212 $12,437,747 $      -   $      -   $(13,280,893)$  (762,646)

Shares issued in exchange for:
 Shares returned and canceled,
  December, 1998                     -          -   (1,350,000)   (814,536)       -          -            -      (814,536)
 Services, December, 1998
  through September, 1999            -          -      560,029     349,454    150,000        -            -       499,454
 Cash, December, 1998
  through September, 1999            -          -    1,155,800     129,537        -          -            -       129,537
 Debt repayment, Sept., 1999      39,520     39,520    960,321     197,500    100,000        -            -       337,020
Net loss for the period              -          -          -           -          -          -     (1,323,831) (1,323,831)
                               --------- ---------- ---------- -----------   -------- ------------ ---------- -----------
Balance,
 September 30, 1999              120,020 $  120,020 13,988,362 $12,299,702 $  250,000 $      -   $(14,604,724)$(1,935,002)

The accompanying notes are an integral part of these condensed consolidated financial statements.


CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
For the Cumulative Period from December 1, 1990 (Inception) Through December 31, 2006


                                                                                                   Deficit
                                                                                                 Accumulated       Total
                                  Preferred Stock      Common Stock        Additional   Stock     During the  Shareholders'
                                     Class A           No Par Value         Paid-in   Subscript. Development      Equity
                                  Shares    Value    Shares       Value     Capital   Receivable    Stage        (Deficit)
                               --------- ---------- ---------- ----------- ---------- ---------- ------------ -----------
Shares re-acquired and
  canceled, October, 1999            -   $      -      (17,500)$   (12,000)$      -   $      -   $        -   $   (12,000)
Shares issued in exchange for:
 Services, October, 1999 through
  September, 2000, valued from
  $0.25 to $0.80 per share           -          -    2,405,469     990,949        -          -            -       990,949
 Retainers, debt and accrued
  liabilities, October, 1999
  through September, 2000, valued
  from $0.25 to $1.57 per share      -          -    2,799,579   1,171,638        -          -            -     1,171,638
 Cash, October, 1999 through
  September, 2000, with subscription
  prices ranging from $0.25 to
  $0.66 per share                    -          -    2,295,482     839,425        -      (15,450)         -       823,975
Issuance of 563,500 consultant
  stock options, March, 2000,
  at an exercise price of $2.00
  per share                          -          -          -           -      214,130        -            -       214,130
Reduction of exercise prices
  on 2,600,000 officer and employee
  common stock options, March, 2000,
  to $0.38 and approximately $0.39
  per share                          -          -          -           -    1,113,610        -                  1,113,610
Exercise of 2,056,346 common and
  20,000 preferred officer stock
  options, May, 2000, with
  common stock exercise prices
  ranging from $0.15 to approx.
  $0.39 per share, in exchange
  for officer debt                20,000     20,000  2,056,346     897,707   (407,735)       -            -       509,972
Issuance of 500,000 consultant
  stock options, September, 2000,
  with floating exercise prices
  set at 15% below current market    -          -          -           -       65,000        -            -        65,000
Net loss for the year                -          -          -           -          -          -     (3,812,140) (3,812,140)
                               --------- ---------- ---------- ----------- ---------- ---------- ------------ -----------
Balance,
 September 30, 2000              140,020 $  140,020 23,527,738 $16,187,421 $1,235,005 $  (15,450)$(18,416,864) $ (869,868)

The accompanying notes are an integral part of these condensed consolidated financial statements.


CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
For the Cumulative Period from December 1, 1990 (Inception) Through December 31, 2006


                                                                                                   Deficit
                                                                                                 Accumulated       Total
                                  Preferred Stock      Common Stock        Additional   Stock     During the  Shareholders'
                                     Class A           No Par Value         Paid-in   Subscript. Development      Equity
                                  Shares    Value    Shares       Value     Capital   Receivable    Stage        (Deficit)
                               --------- ---------- ---------- ----------- ---------- ---------- ------------ -----------
Shares issued in exchange for:
 Services, October, 2000 through
  September, 2001, valued from
  $0.11 to $0.40 per share           -   $      -    3,471,007 $   572,790 $      -   $      -   $        -   $   572,790
 Retainers, debt and accrued
  liabilities, October, 2000
  through September, 2001, valued
  from $0.11 to $0.43 per share      -          -    3,688,989     487,121        -          -            -       487,121
 Cash, October, 2000 through
  March, 2001, with subscription
  prices ranging from $0.075 to
  $0.083 per share                   -          -    1,045,500      78,787        -          -            -        78,787
Collection of stock subscription
  receivable, October, 2000,
  on 61,800 shares                   -          -          -           -          -       15,450          -        15,450
Exercise of 400,000 common
  stock options, January, 2001,
  at a exercise price of $0.085 per
  share, in exchange for debt        -          -      400,000      86,000    (52,000)       -            -        34,000
Issuance of 1,000,000 common
  stock warrants, April, 2001,
  at an exercise price of $0.192
  per share, in conjunction with
  $300,000 principal value of
  8% convertible debt                -          -          -           -       77,228        -            -        77,228
Issuance of 2,000,000 consultant
  stock options, September, 2001,
  at a exercise price of $0.13 per
  share                              -          -          -           -      115,000        -            -       115,000
Beneficial conversion option,
  April, 2001 through September,
  2001, pertaining to $300,000
  principal value and accrued
  interest on 8% convertible debt    -          -          -           -      155,027        -            -       155,027
Net loss for the year                -          -          -           -          -          -     (2,154,567) (2,154,567)
                               --------- ---------- ---------- ----------- ---------- ---------- ------------ -----------
Balance,
 September 30, 2001              140,020 $  140,020 32,133,234 $17,412,119 $1,530,260  $     -   $(20,571,431)$(1,489,032)

The accompanying notes are an integral part of these condensed consolidated financial statements.


CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
For the Cumulative Period from December 1, 1990 (Inception) Through December 31, 2006


                                                                                                   Deficit
                                                                                                 Accumulated       Total
                                  Preferred Stock      Common Stock        Additional   Stock     During the  Shareholders'
                                     Class A           No Par Value         Paid-in   Subscript. Development      Equity
                                  Shares    Value    Shares       Value     Capital   Receivable    Stage        (Deficit)
                               --------- ---------- ---------- ----------- ---------- ---------- ------------ -----------

Shares issued in exchange for:
 Services, October, 2001 through
  September, 2002, valued from
  $0.02 to $0.25 per share           -   $      -    2,180,000 $   179,916 $      -   $      -   $        -   $   179,916
 Debt and accrued liabilities,
  October, 2001 through September,
  2002, with common shares
  valued from $0.01 to $0.15 per
  share and preferred A shares
  valued at $1.00 per share       60,000    60,000  10,948,077     428,563        -          -            -       488,563
 Cash, October, 2001 through
  September, 2001, with prices
  ranging from $0.01 to $0.083
  per share                          -          -    5,833,334     200,000        -          -            -       200,000
Exercise of 550,000 common stock
  options by a consultant at a
  exercise price of $0.13 per share,
  in exchange for debt               -          -      550,000     103,125    (31,625)       -            -        71,500
Issuance of 3,750,000 warrants,
  April, 2002 through June, 2002,
  at an exercise price of $0.045
  per share, in conjunction with
  $750,000 principal value of 12%
  convertible debt                   -          -          -           -      100,087        -            -       100,087
Beneficial conversion option,
  April 2002, through June, 2002,
  pertaining to $750,000 principal
  value of 12% convertible debt      -          -          -           -      649,913        -            -       649,913
Conversion of $93,130 principal
  value of 12% convertible debt
  along with $6,916 accrued
  interest, net of $69,233
  convertible debt discount          -          -   12,667,178     111,515    (80,702)       -            -        30,813
Net loss for the year                -          -          -           -          -          -     (2,346,732) (2,346,732)
                               --------- ---------- ---------- ----------- ---------- ---------- ------------ -----------
Balance,
 September 30, 2002              200,020  $ 200,020 64,311,823 $18,435,238 $2,167,933 $      -   $(22,918,163)$(2,114,972)

The accompanying notes are an integral part of these condensed consolidated financial statements.


CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
For the Cumulative Period from December 1, 1990 (Inception) Through December 31, 2006


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


CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
For the Cumulative Period from December 1, 1990 (Inception) Through December 31, 2006

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


CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
For the Cumulative Period from December 1, 1990 (Inception) Through December 31, 2006

                                                                                                    Deficit
                                                                                                  Accumulated       Total
                                  Preferred Stock       Common Stock        Additional   Stock     During the   Shareholders'
                                     Class A            No Par Value         Paid-in   Subscript. Development      Equity
                                  Shares    Value     Shares       Value     Capital   Receivable    Stage        (Deficit)
                               --------- ----------  ---------- ----------- ---------- ---------- -----------   ------------

Shares issued in exchange for:
Cash, January 2005 with a price
  of $0.00125 per share            0     $     0     4,000,000  $  5,000   $    0      $    0      $   0         $   5,000
Debt, accrued liabilities
  and prepaid retainer
  October 2004 to September
  2005 with common shares
    valued from $0.0004 to $0.0010
  per share                        0           0   591,300,000   473,362        0           0          0           473,362
Services, December 2004 through
  August 2005 valued from
  $0.0006 to $0.0010 per share     0           0    52,000,000    46,200        0           0          0            46,200
Issuance of 2,800,000 warrants
 November 2004 through
 September 2005 at an exercise
 price of $0.0039 per share, in
 conjunction with $1,400,000
 principle value of 12%
 convertible debt                  0           0            0          0    3,756           0          0            3,756
Conversion of $2,529,378 principal
  value of convertible debt,
  $3,794,067 of derivative
  conversion option
  along with $104,410 accrued
  interest, net of $973,565
  convertible debt discount        0           0 5,610,392,876    5,454,290                  0            0     5,454,290
Net loss for the year              0           0             0            0         0        0   (3,132,683)   (3,132,683)
                            ----------- --------  ------------- ----------- --------- ---------- ----------   -----------
Balance, September 30, 2005  215,865    $215,865 7,388,864,998  $26,669,088$1,466,714 $      0 $(32,666,548) $ (4,314,881)

The accompanying notes are an integral part of these condensed consolidated financial statements.


CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
For the Cumulative Period from December 1, 1990 (Inception) Through December 31, 2006

                                                                                                   Deficit
                                                                                                 Accumulated       Total
                                  Preferred Stock       Common Stock        Additional   Stock     During the   Shareholders'
                                     Class A            No Par Value         Paid-in   Subscript. Development      Equity
                                  Shares    Value     Shares       Value     Capital   Receivable    Stage        (Deficit)
                                --------- ----------  ---------- ----------- ---------- ---------- -----------   ------------
Shares issued in exchange for:
Cash, April through July 2006
  with prices ranging from
  $0.00015 to $0.00050 per  share      0  $       0    533,333,333 $   125,000 $      0  $     0    $       0    $  125,000
Services, March 2006 valued
  at approximately $0.00071 per share  0          0      4,368,872       3,100        0        0            0         3,100
Issuance of 20,320,000 warrants
 September 2006 at an exercise
 price of $0.0009 per share, in
 conjunction with $1,270,000
 principal value of 6%
 convertible debt                      0          0              0           0    4,551        0            0         4,551
Conversion of $547,376 principal
  value of 8% and 12% convertible debt,
  $821,065 of derivative conversion
  option, along with $8,300 accrued
  interest, net of $243,177
  convertible debt discount            0          0  6,458,227,580   1,133,564        0        0             0    1,133,564
Net loss for the period                0          0              0           0        0        0    (3,052,297)  (3,052,297)
                               ---------- ---------- ------------- ----------- ----------   ------  -----------  ------------
Balance, September 30, 2006      215,865  $ 215,865 14,384,794,783 $27,930,753 $1,471,265   $  0  $(35,718,845) $(6,100,962)

The accompanying notes are an integral part of these condensed consolidated financial statements.


CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
For the Cumulative Period from December 1, 1990 (Inception) Through December 31, 2006

                                                                                                   Deficit
                                                                                                 Accumulated       Total
                                  Preferred Stock       Common Stock        Additional   Stock     During the   Shareholders'
                                     Class A            No Par Value         Paid-in   Subscript. Development      Equity
                                  Shares    Value     Shares       Value     Capital   Receivable    Stage        (Deficit)
                                --------- ----------  ---------- ----------- ---------- ---------- -----------   ------------


Conversion of $111,000 principal
  value of convertible debt,
  $166,500 of derivative
  conversion option
  along with $6,408 accrued
  interest, net of $0
  convertible debt discount            0 $        0  1,322,657,690$   283,908 $        0 $   0  $          0  $     283,908
Net loss for the period                0          0              0          0          0     0      (692,363)      (692,363)
                               ---------- --------- -------------- ---------- ---------- ------ ------------    ------------
Balance, December 31, 2006       215,865 $  215,865 15,707,452,473$28,214,661 $1,471,265 $   0  $(36,411,208) $  (6,509,417)
                               ========== ========= ============== ========== ========== ====== ============    ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended December 31, 2006 and 2005
And the Cumulative Period From December 31, 1990 (Inception) Through December 31, 2006

                                                                                   Dec. 1, 1990
                                                                                    (Inception)
                                          3 Months Ended       3 Months Ended         Through
                                             December 31,        December 31,       December 31,
                                                2006                2005               2006
                                              Unaudited          Unaudited           Unaudited
Operating activities
  Net loss                              $         (692,363)$          (603,027)$      (35,333,466)
    Adjustments to reconcile net loss
      to net cash provided by (used in)
      operating activities:
        Provision for bad debt                           0                   0          1,422,401
        Depreciation and amortization                5,265               2,845          1,749,667
        Stock issued for services                        0                   0          7,648,473
        Stock issued for interest                        0                   0            535,591
        Settlements                                      0                   0            (25,000)
        Minority interest                                0                   0            (62,500)
        Intangibles                                      0                   0          1,316,861
        Amortization of loan fees
          and note discounts                       287,860             187,081          4,087,710
        Mark-to-market of derivative
          conversion option                              0                   0          2,916,012
        Forgiveness of debt                              0                   0           (504,462)
Changes in operating assets and liabilities
  (Increase) decrease in assets
    Accounts receivable                                  0                   0             (4,201)
    Prepaid expenses                                32,138              54,362            114,255
    Interest receivable                                  0                   0            (95,700)
  Increase (decrease) in liabilities
    Accounts payable                               (13,888)            (94,471)         1,333,020
    Accrued compensation                            16,108              21,248          3,066,812
    Due to officers                                     21                  18            631,231
    Accrued interest and other current
      liabilities                                   33,825              16,475          1,026,584
                                          -----------------  -----------------   -----------------
      Total adjustments                            361,329             187,558         25,156,754
                                          -----------------  -----------------   -----------------
Net cash used in
  operating activities                            (331,034)           (415,469)       (10,176,712)

The accompanying notes are an integral part of these condensed consolidated financial statements.


CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended December 31, 2006 and 2005
And the Cumulative Period From December 31, 1990 (Inception) Through December 31, 2006

                                                                                   Dec. 1, 1990
                                                                                    (Inception)
                                           3 Months Ended      3 Months Ended         Through
                                             December 31,       December 31,        December 31,
                                                2006                2005               2006
                                              Unaudited          Unaudited           Unaudited

Investing activities
    Increase in notes receivable          $              0  $                0 $       (1,322,500)
  Cost of license & technology                           0                   0           (934,057)
  Sale (purchase) of bank cds                      322,100                   0           (108,633)
  Purchase of equipment                             (4,607)                  0           (329,993)
                                          -----------------  -----------------   -----------------
Net cash provided by (used in)
  investing activities                             317,493                  0          (1,855,183)

Financing activities
  Common stock issued for cash                           0                   0          3,617,172
  Stock warrants                                         0                   0            204,885
  Preferred stock issued for cash                        0                   0             16,345
  Proceeds from stock purchase                           0                   0            281,250
  Loan fees                                              0                   0           (579,555)
  Proceeds from debts
    Related party                                        0                   0            206,544
    Other                                              175                   0          8,913,567
  Payments on debt
    Related party                                        0                   0            (53,172)
    Other                                                0                   0           (604,536)
  Decrease in subscription receivable                    0                   0             35,450
  Contributed capital                                    0                   0                515
                                          -----------------  -----------------   -----------------
Net cash provided by
  financing activities                                 175                   0         12,038,465
                                          -----------------  -----------------   -----------------
Net increase (decrease) in cash and
 cash equivalents                                  (13,366)           (415,469)             6,570

Cash and cash equivalents at
  beginning of period                               19,936             518,765                  0
                                          -----------------  -----------------   -----------------
Cash and cash equivalents at end
  of period                              $           6,570  $          103,296 $            6,570
                                          =================  =================   =================

The accompanying notes are an integral part of these condensed consolidated financial statements.


CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended December 31, 2006 and 2005
And the Cumulative Period From December 31, 1990 (Inception) Through December 31, 2006

                                                                                   Dec. 1, 1990
                                                                                    (Inception)
                                            3 Months Ended      3 Months Ended         Through
                                             December 31,        December 31,       December 31,
                                                2006                2005               2006
                                              Unaudited          Unaudited           Unaudited


Cash paid during the period for
  Interest                                        $  2,792            $ 14,653        $   702,282
  Income Taxes                                       4,000                   0             20,050

Non-cash investing and financing activities
  Common stock issued for
    Note receivable                                      0                   0            281,250
    Prepaid expenses                                     0                   0            264,748
    Property and equipment                               0                   0            130,931
    Licenses & technology                                0                   0          2,191,478
    Acquisition of remaining
     minority interest in subsidiary                     0                   0             59,247
    Repayment of debt                              277,500             202,226         13,290,971
    Accrued services & interest                      6,408                 788          5,221,910  Preferred stock issued for
    Services                                                                 0             75,845
    Repayment of debt                                    0                   0            119,520
  Preferred stock options issued for
    repayment of debt                                    0                   0            100,000

  Re-characterize beneficial
    conversion option as debt                            0                   0            881,550

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

NOTE 1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements contained in the Company's Annual Report on Form 10-KSB for the year ended September 30, 2006. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for the fair presentation have been included. The results for the three months ended December 31, 2006 do not necessarily indicate the results that may be expected for the full year.

Use of estimates

The preparation of the Company's consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could materially differ from those estimates.

Net loss per common share - basic and diluted

Net loss per common share - basic and diluted is based on the weighted-average number of common and common equivalent shares outstanding for the periods presented. Common equivalent shares representing the common shares that would be issued on exercise of convertible securities and outstanding stock options and warrants reduced by the number of shares which could be purchased from the related exercise proceeds are not included since their effect would be anti-dilutive.

As of December 31, 2006, the Company had 15,707,452,473 shares of common stock outstanding. If all of the Company's unexpired warrants and options were exercised, and all the principal value and accrued interest on its outstanding convertible debentures were converted, the Company's incremental common shares (not included in the denominator of diluted loss per share because of their anti-dilutive nature) would be as follows:

Class B preferred stock options                   10,000,000
Convertible note holder - common stock warrants   32,620,000
                                              --------------
Subtotal                                          42,620,000

Accrued officer compensation ($440,000),
convertible into common stock                    358,758,842

Convertible note holder principal value
($2,227,336), accrued interest ($381,112)
assumed converted into common stock at
$0.000076 per share                           34,321,684,211
                                              --------------
Total potential common stock equivalents      34,723,063,053

Reclassifications

Certain prior period amounts have been reclassified to conform to the current year's presentation.

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006


NOTE 2.   GOING CONCERN UNCERTAINTY

As of December 31, 2006, the Company had a deficiency in working capital of approximately $4,800,000 and had incurred cumulative net losses since inception of approximately $36,400,000, which raise substantial doubt about the Company's ability to continue as a going concern.

Management's plans for correcting these deficiencies include the future sales and licensing of the Company's products and technologies, the raising of capital through the issuance of additional convertible debt securities and sales of common stock, which are expected to help provide the Company with the liquidity necessary to meet operating expenses. An investor group had previously advanced the Company an aggregate amount of $5,920,000 through twenty-three similar funding tranches occurring in April 2002 through July 2006, including certain fees payable in connection with the financings. The same investor group recently agreed to advance the Company an additional $1,350,000. The initial tranche of this funding in the amount of $250,000 was funded in February 2007 (see Note 11). Over the longer term, the Company plans to achieve profitability through its operations from the sale and licensing of its H-Net(TM) automatic meter-reading system. In January 2007, the Company entered into a contract to install and maintain its H-Net(TM) technology in Northern California. The Company estimates that this initial contract has a revenue potential of up to $500,000.

The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of the recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue its existence.

NOTE 3.   PREPAID EXPENSES

The Company has a prepaid expense of $80,000 as representing a staying bonus for its Chief Executive Officer as per his employment contract (see Note 6). The staying bonus was amortized over the calendar year 2006. For the three months ended December 31, 2006, $20,000 of this expense was amortized as officer salaries with a balance of $0 at December 31, 2006.

Included in prepaid expenses is $20,000 in an escrow account designated for key man life insurance. Also included are prepaid retainers for a consultant and law firm amounting to $83,653 and $4,009, respectively, and $2,280 in prepaid rent.

As of December 31, 2006, the balance in prepaid expenses was $109,942.

NOTE 4.   LICENSE RIGHTS AND TECHNOLOGY

License rights and technology at December 31, 2006 consisted of the following:

     License rights               $   421,478
     Accumulated depreciation        (421,478)
                                  ------------
        Net book value            $      --
                                  ===========

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006


NOTE 5.   LOAN FEES

During the year ended September 30, 2006, the Company received an aggregate of $1,270,000 from the same accredited investor group in exchange for 6% convertible debentures maturing March 8, 2009, convertible at the lesser of $0.005 per share and 40% of the average of the lowest three intra-day trading prices of a share of common stock during the 20 trading days immediately preceding conversion. These convertible debentures were accompanied by an aggregate of 20,320,000 common stock warrants, exercisable over a five-year period at a exercise price of $0.0009 per share. Loan fees associated with these loans amounted to $20,000. As of September 30, 2006, aggregate loan fees amounted to $539,555, and accumulated amortization of these loan fees was $511,315.

Total amortization of all loan fees during the quarter ended December 31, 2006 amounted to $6,217, leaving an unamortized loan fee balance at December 31, 2006 of $22,023.

NOTE 6.    DUE TO/FROM OFFICERS

The aggregate amount due officers at December 31, 2006 was $470 and interest expense on the officer loans amounted to $21 for the three months ended December 31, 2006.

As of September 30, 2006, the Company owed its officers and former officers $1,878,696 in accrued compensation. Of this amount, $360,000 was attributable to aggregate staying bonuses payable to the President and former Chief Financial Officer, Secretary and Treasurer of the Company as of January 31, 2005. An additional $80,000 payable to the President on January 1, 2006 was amortized over the 2006 calendar year. The staying bonuses are to be compensated for with the Company's common stock, valued at the average bid and ask price for the stock for the 30 days prior to each respective year-end issuance date. The total common stock to be issued as staying bonuses amounted to 358,758,842 at September 30, 2006, including 289,156,628 shares to pay the Chief Executive Officer's January 1, 2006 staying bonus.

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

NOTE 7.   CONVERTIBLE DEBENTURES
 Convertible debentures at December 31, 2006, secured by substantially all the assets of the Company, consisted of the following:

     Convertible Debenture #1

     Note payable to AJW Partners, LLC
      (Convertible Debenture) due on
      March 29, 2003 at an annual interest
      rate of 12%                                       $      0

     Accrued interest of $7,075 and principal
      on Convertible Debenture convertible
      into approximately 93,092,105
      shares of common stock at the price
      of $0.000076 at December 31, 2006                    7,075  $     7,075
                                                         -------
     Note payable to New Millennium Capital
      Partners II, LLC (Convertible Debenture)
      due on March 29, 2003 at an annual interest
      rate of 12%                                       $      0

     Accrued interest of $7,075 and principal
      on Convertible Debenture convertible
      into approximately 93,092,105
      shares of common stock at the price
      of $0.000076 at December 31, 2006                    7,075   $    7,075
                                                         -------
     Note payable to AJW/New Millennium
      Offshore, Ltd. (Convertible Debenture)
      due on March 29, 2003 at an annual
      interest rate of 12%                              $      0

     Accrued interest of $8,136 and principal
      on Convertible Debenture convertible
      into approximately 107,052,632
      shares of common stock at the price
      of $0.000076 at December 31, 2006                    8,136   $    8,136
                                                        --------
     Note payable to Pegasus Capital Partners,
      LLC (Convertible Debenture) due on
      March 29, 2003 at an annual interest
      rate of 12%                                       $      0

     Accrued interest of $4,975 and principal
      on Convertible Debenture convertible
      into approximately 65,460,526
      shares of common stock at the price
      of $0.000076 at December 31, 2006                    4,975   $   4,975
                                                         --------

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

NOTE 7.   CONVERTIBLE DEBENTURES (continued)

     Convertible Debenture #2

     Note payable to AJW Partners, LLC
      (Convertible Debenture) due on
      May 10, 2003 at an annual interest
      rate of 12%                                       $       0

     Accrued interest of $9,600 and principal
      on Convertible Debenture convertible
      into approximately 126,315,789
      shares of common stock at the price
      of $0.000076 at December 31, 2006                     9,600  $   9,600
                                                         --------

     Note payable to New Millennium Capital
      Partners II, LLC (Convertible Debenture)
      due on  May 10, 2003 at an annual
      interest rate of 12%                               $      0

     Accrued interest of $9,600 and principal
      on Convertible Debenture convertible
      into approximately 126,315,789
      shares of common stock at the price
      of $0.000076 at December 31, 2006                     9,600  $   9,600
                                                          -------
     Note payable to AJW/New Millennium
      Offshore, Ltd. (Convertible Debenture)
      due on May 10, 2003 at an annual
      interest rate of 12%                               $      0

     Accrued interest of $10,800 and principal
      on Convertible Debenture convertible
      into approximately 142,105,263
      shares of common stock at the price
      of $0.000076 at December 31, 2006                    10,800  $  10,800
                                                          -------
     Note payable to Pegasus Capital Partners,
      LLC (Convertible Debenture) due on
      May 10, 2003 at an annual
      interest rate of 12%                               $      0

     Accrued interest of $6,000 and principal
      on Convertible Debenture convertible
      into approximately 78,947,368
      shares of common stock at the price
      of $0.000076 at December 31, 2006                     6,000  $   6,000
                                                          -------

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

NOTE 7.   CONVERTIBLE DEBENTURES (continued)

     Convertible Debenture #3

     Note payable to AJW Partners, LLC
      (Convertible Debenture) due on
      June 17, 2003 at an annual interest
      rate of 12%                                       $      0

     Accrued interest of $19,200 and principal
      on Convertible Debenture convertible
      into approximately 252,631,579
      shares of common stock at the price
      of $0.000076 at December 31, 2006                    19,200  $   19,200
                                                         --------

     Note payable to New Millennium Capital
      Partners II, LLC (Convertible Debenture)
      due on  June 17, 2003 at an annual
      interest rate of 12%                               $      0
     Accrued interest of $19,200 and principal
      on Convertible Debenture convertible
      into approximately 252,631,579
      shares of common stock at the price
      of $0.000076 at December 31, 2006                    19,200  $   19,200
                                                          -------

     Note payable to AJW/New Millennium
      Offshore, Ltd. (Convertible Debenture)
      due on June 17, 2003 at an annual
      interest rate of 12%                                $     0


      Accrued interest of $21,600 and principal
      on Convertible Debenture convertible
      into approximately 284,210,526
      shares of common stock at the price
      of $0.000076 at December 31, 2006                    21,600  $   21,600
                                                         --------

     Note payable to Pegasus Capital Partners,
      LLC (Convertible Debenture) due on
      June 17, 2003 at an annual
      interest rate of 12%                                $     0

     Accrued interest of $12,000 and principal
      on Convertible Debenture convertible
      into approximately 157,894,737
      shares of common stock at the price
      of $0.000076 at December 31, 2006                    12,000  $   12,000
                                                         --------

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

NOTE 7.   CONVERTIBLE DEBENTURES (continued)

         Convertible Debenture #5

     Note payable to AJW Partners, LLC
      (Convertible Debenture) due on
      March 3, 2004 at an annual interest
      rate of 12%                                       $       0

     Accrued interest of $9,240 and principal
      on Convertible Debenture convertible
      into approximately 121,578,947
      shares of common stock at the price
      of $0.000076 at December 31, 2006                     9,240  $    9,240
                                                         --------
     Note payable to AJW Offshore, Ltd.
      (Convertible Debenture) due on
      March 3, 2004 at an annual interest
      rate of 12%                                       $       0

     Accrued interest of $9,240 and principal
      on Convertible Debenture convertible
      into approximately 121,578,947
      shares of common stock at the price
      of $0.000076 at December 31, 2006                     9,240  $    9,240
                                                         --------

     Note payable to AJW Qualified Partners,
      LLC (Convertible Debenture) due on
      March 3, 2004 at an annual interest
      rate of 12%                                       $       0

     Accrued interest of $9,240 and principal
      on Convertible Debenture convertible
      into approximately 121,578,947
      shares of common stock at the price
      of $0.000076 at December 31, 2006                     9,240  $    9,240
                                                          -------

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

NOTE 7.   CONVERTIBLE DEBENTURES (continued)

     Convertible Debenture #6

     Note payable to AJW Partners, LLC
      (Convertible Debenture) due on
      May 12, 2004 at an annual interest
      rate of 12%                                        $      0

     Accrued interest of $12,000 and principal
      on Convertible Debenture convertible
      into approximately 157,894,737
      shares of common stock at the price
      of $0.000076 at December 31, 2006                    12,000  $   12,000
                                                          -------

     Note payable to AJW Offshore, Ltd.
      (Convertible Debenture) due on
      May 12, 2004 at an annual interest
      rate of 12%                                        $      0

     Accrued interest of $12,000 and principal
      on Convertible Debenture convertible
      into approximately 157,894,737
      shares of common stock at the price
      of $0.000076 at December 31, 2006                    12,000  $   12,000
                                                          -------

     Note payable to AJW Qualified Partners,
      LLC (Convertible Debenture) due on
      May 12, 2004 at an annual interest
      rate of 12%                                        $      0

     Accrued interest of $12,000 and principal
      on Convertible Debenture convertible
      into approximately 157,894,737
      shares of common stock at the price
      of $0.000076 at December 31, 2006                    12,000  $   12,000
                                                          -------

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

NOTE 7.   CONVERTIBLE DEBENTURES (continued)

     Convertible Debenture #7

     Note payable to AJW Partners, LLC
      (Convertible Debenture) due on
      November 25, 2004 at an annual interest
      rate of 12%                                        $      0

     Accrued interest of $8,000 and principal
      on Convertible Debenture convertible
      into approximately 105,263,158
      shares of common stock at the price
      of $0.000076 at December 31, 2006                     8,000 $    8,000
                                                         --------
     Note payable to AJW Offshore, Ltd.
      (Convertible Debenture) due on
      November 25, 2004 at an annual interest
      rate of 12%                                        $      0

      Accrued interest of $8,000 and principal
      on Convertible Debenture convertible
      into approximately 105,263,158
      shares of common stock at the price
      of $0.000076 at December 31, 2006                     8,000 $    8,000
                                                         --------
     Note payable to AJW Qualified Partners,
      LLC (Convertible Debenture) due on
      November 25, 2004 at an annual interest
      rate of 12%                                        $      0

     Accrued interest of $8,000 and principal
      on Convertible Debenture convertible
      into approximately 105,263,158
      shares of common stock at the price
      of $0.000076 at December 31, 2006                     8,000 $    8,000
                                                         --------

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

NOTE 7.   CONVERTIBLE DEBENTURES (continued)

     Convertible Debenture #8

     Note payable to AJW Partners, LLC
      (Convertible Debenture) due on
      December 3, 2004 at an annual interest
      rate of 12%                                       $       0

     Accrued interest of $4,000 and principal
      on Convertible Debenture convertible
      into approximately 52,631,579
      shares of common stock at the price
      of $0.000076 at December 31, 2006                     4,000 $    4,000
                                                         --------

     Note payable to AJW Offshore, Ltd.
      (Convertible Debenture) due on
      December 3, 2004 at an annual interest
      rate of 12%                                       $       0

     Accrued interest of $4,000 and principal
      on Convertible Debenture convertible
      into approximately 52,631,579
      shares of common stock at the price
      of $0.000076 at December 31, 2006                     4,000 $    4,000
                                                         --------

     Note payable to AJW Qualified Partners,
      LLC (Convertible Debenture) due on
      December 3, 2004 at an annual interest
      rate of 12%                                       $       0

     Accrued interest of $4,000 and principal
      on Convertible Debenture convertible
      into approximately 52,631,579
      shares of common stock at the price
      of $0.000076 at December 31, 2006                     4,000  $   4,000
                                                         --------

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

NOTE 7.   CONVERTIBLE DEBENTURES (continued)

     Convertible Debenture #9

     Note payable to AJW Partners, LLC
      (Convertible Debenture) due on
      December 31, 2004 at an annual interest
      rate of 12%                                       $      0

     Accrued interest of $4,000 and principal
      on Convertible Debenture convertible
      into approximately 52,631,579
      shares of common stock at the price
      of $0.000076 at December 31, 2006                    4,000 $     4,000
                                                        --------

     Note payable to AJW Offshore, Ltd.
      (Convertible Debenture) due on
      December 31, 2004 at an annual interest
      rate of 12%                                       $      0

     Accrued interest of $4,000 and principal
      on Convertible Debenture convertible
      into approximately 52,631,579
      shares of common stock at the price
      of $0.000076 at December 31, 2006                     4,000 $    4,000
                                                         --------

     Note payable to AJW Qualified Partners,
      LLC (Convertible Debenture) due on
      December 31, 2004 at an annual interest
      rate of 12%                                       $       0

     Accrued interest of $4,000 and principal
      on Convertible Debenture convertible
      into approximately 52,631,579
      shares of common stock at the price
      of $0.000076 at December 31, 2006                     4,000 $    4,000
                                                         --------

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

NOTE 7.   CONVERTIBLE DEBENTURES (continued)

     Convertible Debenture #10

     Note payable to AJW Partners, LLC
      (Convertible Debenture) due on
      February 18, 2005 at an annual interest
      rate of 12%                                       $       0

      Accrued interest of $4,000 and principal
      on Convertible Debenture convertible
      into approximately 52,631,579
      shares of common stock at the price
      of $0.000076 at December 31, 2006                     4,000 $   4,000
                                                         --------

     Note payable to AJW Offshore, Ltd.
      (Convertible Debenture) due on
      February 18, 2005 at an annual interest
      rate of 12%                                       $       0

     Accrued interest of $4,000 and principal
      on Convertible Debenture convertible
      into approximately 52,631,579
      shares of common stock at the price
      of $0.000076 at December 31, 2006                     4,000 $   4,000
                                                         --------

     Note payable to AJW Qualified Partners,
      LLC (Convertible Debenture) due on
      February 18, 2005 at an annual interest
      rate of 12%                                       $       0

     Accrued interest of $4,000 and principal
      on Convertible Debenture convertible
      into approximately 52,631,579
      shares of common stock at the price
      of $0.000076 at December 31, 2006                     4,000 $   4,000
                                                         --------

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

NOTE 7.   CONVERTIBLE DEBENTURES (continued)

     Convertible Debenture #11

     Note payable to AJW Partners, LLC
      (Convertible Debenture) due on
      March 4, 2005 at an annual interest
      rate of 12%                                       $      0

     Accrued interest of $19,683 and principal
      on Convertible Debenture convertible
      into approximately 258,986,842
      shares of common stock at the price
      of $0.000076 at December 31, 2006                    19,683 $  19,683
                                                         --------

     Note payable to AJW Offshore, Ltd.
      (Convertible Debenture) due on
      March 4, 2005 at an annual interest
      rate of 12%                                       $       0

     Accrued interest of $19,683 and principal
      on Convertible Debenture convertible
      into approximately 258,986,842
      shares of common stock at the price
      of $0.000076 at December 31, 2006                    19,683 $  19,683
                                                         --------

     Note payable to AJW Qualified Partners,
      LLC (Convertible Debenture) due on
      March 4, 2005 at an annual interest
      rate of 12%                                        $      0

     Accrued interest of $19,683 and principal
      on Convertible Debenture convertible
      into approximately 258,986,842
      shares of common stock at the price
      of $0.000076 at December 31, 2006                    19,683  $ 19,683
                                                         --------

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

NOTE 7.   CONVERTIBLE DEBENTURES (continued)

     Convertible Debenture #12

     Note payable to AJW Partners, LLC
      (Convertible Debenture) due on
      March 17, 2007 at an annual interest
      rate of 8%  with certain
      interest prepaid                                   $ 16,929

     Accrued interest of $3,121 and principal
      on Convertible Debenture convertible
      into approximately 263,815,789
      shares of common stock at the price
      of $0.000076 at December 31, 2006                     3,121 $   20,050
                                                         --------

     Note payable to AJW Offshore, Ltd.
      (Convertible Debenture) due on
      March 17, 2007 at an annual interest
      rate of 8% with certain
      interest prepaid                                   $ 47,613

     Accrued interest of $ 8,778 and principal
      on Convertible Debenture convertible
      into approximately 741,986,842
      shares of common stock at the price
      of $0.000076 at December 31, 2006                     8,778  $  56,391
                                                         --------
     Note payable to AJW Qualified Partners,
      LLC (Convertible Debenture) due on
      March 17, 2007 at an annual interest
      rate of 8% with certain
      interest prepaid                                   $ 39,149

     Accrued interest of $7,217 and principal
      on Convertible Debenture convertible
      into approximately 610,078,947
      shares of common stock at the price
      of $0.000076 at December 31, 2006                     7,217  $ 46,366
                                                         --------

     Note payable to New Millennium Capital
      Partners II, LLC (Convertible Debenture)
      due on March 17, 2007 at an annual
      interest rate of 8% with certain
      interest prepaid                                   $  2,116

     Accrued interest of $390 and principal
      on Convertible Debenture convertible
      into approximately 32,973,684
      shares of common stock at the price
      of $0.000076 at December 31, 2006                       390  $  2,506
                                                         --------

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

NOTE 7.   CONVERTIBLE DEBENTURES (continued)

     Convertible Debenture #13

     Note payable to AJW Partners, LLC
      (Convertible Debenture) due on
      March 17, 2007 at an annual interest
      rate of 8%  with certain
      interest prepaid                                   $ 17,397

     Accrued interest of $2,368 and principal
      on Convertible Debenture convertible
      into approximately 260,065,789
      shares of common stock at the price
      of $0.000076 at December 31, 2006                     2,368  $  19,765
                                                         --------

     Note payable to AJW Offshore, Ltd.
      (Convertible Debenture) due on
      March 17, 2007 at an annual interest
      rate of 8% with certain
      interest prepaid                                   $ 48,930

     Accrued interest of $6,660 and principal
      on Convertible Debenture convertible
      into approximately 731,447,368
      shares of common stock at the price
      of $0.000076 at December 31, 2006                     6,660 $  55,590
                                                         --------

     Note payable to AJW Qualified Partners,
      LLC (Convertible Debenture) due on
      March 17, 2007 at an annual interest
      rate of 8% with certain
      interest prepaid                                  $  40,231

     Accrued interest of $5,476  and principal
      on Convertible Debenture convertible
      into approximately 601,407,895
      shares of common stock at the price
      of $0.000076 at December 31, 2006                     5,476 $  45,707
                                                         --------

     Note payable to New Millennium Capital
      Partners II, LLC (Convertible Debenture)
      due on March 17, 2007 at an annual
      interest rate of 8% with certain
      interest prepaid                                   $  2,175

     Accrued interest of $296 and principal
      on Convertible Debenture convertible
      into approximately 32,513,158
      shares of common stock at the price
      of $0.000076 at December 31, 2006                       296 $   2,471
                                                         --------

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

NOTE 7.   CONVERTIBLE DEBENTURES (continued)

     Convertible Debenture #14

     Note payable to AJW Partners, LLC
      (Convertible Debenture) due on
      March 17, 2007 at an annual interest
      rate of 8%  with certain
      interest prepaid                                   $ 42,276

     Accrued interest of $5,448 and principal
      on Convertible Debenture convertible
      into approximately 627,947,368
      shares of common stock at the price
      of $0.000076 at December 31, 2006                     5,448 $   47,724
                                                         --------

     Note payable to AJW Offshore, Ltd.
      (Convertible Debenture) due on
      March 17, 2007 at an annual interest
      rate of 8% with certain
      interest prepaid                                   $118,902

     Accrued interest of $15,324 and principal
      on Convertible Debenture convertible
      into approximately 1,766,131,579
      shares of common stock at the price
      of $0.000076 at December 31, 2006                    15,324  $ 134,226
                                                         --------
     Note payable to AJW Qualified Partners,
      LLC (Convertible Debenture) due on
      March 17, 2007 at an annual interest
      rate of 8% with certain
      interest prepaid                                   $ 97,764

     Accrued interest of $12,599 and principal
      on Convertible Debenture convertible
      into approximately 1,452,144,737
      shares of common stock at the price
      of $0.000076 at December 31, 2006                    12,599  $ 110,363
                                                         --------

     Note payable to New Millennium Capital
      Partners II, LLC (Convertible Debenture)
      due on March 17, 2007 at an annual
      interest rate of 8% with certain
      interest prepaid                                   $  5,285

     Accrued interest of $681 and principal
      on Convertible Debenture convertible
      into approximately 78,500,000
      shares of common stock at the price
      of $0.000076 at December 31, 2006                       681  $  5,966
                                                         --------

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

NOTE 7.   CONVERTIBLE DEBENTURES (continued)

     Convertible Debenture #16

     Note payable to AJW Partners,
      LLC (Convertible Debenture) due on
      March 17, 2007 at an annual interest
      rate of 8% with certain
      interest prepaid                                   $ 94,331

     Accrued interest of $9,469 and principal
      on Convertible Debenture convertible
      into approximately 1,365,789,474
      shares of common stock at the price
      of $0.000076 at December 31, 2006                     9,469  $ 103,800
                                                         --------

     Note payable to AJW Offshore, LTD
      Partners II, LLC (Convertible Debenture)
      due on March 17, 2007 at an annual
      interest rate of 8% with certain
      interest prepaid                                  $ 265,306

     Accrued interest of $26,632 and principal
      on Convertible Debenture convertible
      into approximately 3,841,289,474
      shares of common stock at the price
      of $0.000076 at December 31, 2006                    26,632  $ 291,938
                                                         --------
     Note payable to AJW Qualified Partners,
      LLC (Convertible Debenture) due on
      March 17, 2007 at an annual interest
      rate of 8% with certain
      interest prepaid                                   $218,141

     Accrued interest of $21,898  and principal
      on Convertible Debenture convertible
      into approximately 3,158,407,895
      shares of common stock at the price
      of $0.000076 at December 31, 2006                    21,898  $ 240,039
                                                         --------

     Note payable to New Millennium Capital
      Partners II, LLC (Convertible Debenture)
      due on March 17, 2007 at an annual
      interest rate of 8% with certain
      interest prepaid                                   $ 11,791

     Accrued interest of $1,184 and principal
      on Convertible Debenture convertible
      into approximately 170,723,684
      shares of common stock at the price
      of $0.000076 at December 31, 2006                     1,184  $ 12,975
                                                         --------

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

NOTE 7.   CONVERTIBLE DEBENTURES (continued)


Convertible Debenture #17

     Note payable to AJW Partners,
      LLC (Convertible Debenture) due on
      March 8, 2009 at an annual interest
      rate of 6%                                          $28,490

     Accrued interest of $1,400 and principal
      on Convertible Debenture convertible
      into approximately 393,289,474
      shares of common stock at the price
      of $0.000076 at December 31, 2006                     1,400 $  29,890
                                                         --------

     Note payable to AJW Offshore, LTD
      Partners II, LLC (Convertible Debenture)
      due on March 8, 2009 at an annual
      interest rate of 6%
                                                        $ 157,990
     Accrued interest of $7,765 and principal
      on Convertible Debenture convertible
      into approximately 2,180,986,842
      shares of common stock at the price
      of $0.000076 at December 31, 2006                     7,765 $ 165,755
                                                         --------
     Note payable to AJW Qualified Partners,
      LLC (Convertible Debenture) due on
      March 8, 2009 at an annual interest
      rate of 6%                                         $ 69,930

     Accrued interest of $3,437 and principal
      on Convertible Debenture convertible
      into approximately 965,355,263
      shares of common stock at the price
      of $0.000076 at December 31, 2006                     3,437 $  73,367
                                                         --------

     Note payable to New Millennium Capital
      Partners II, LLC (Convertible Debenture)
      due on March 8, 2009 at an annual
      interest rate of 6%                                $  2,590

     Accrued interest of $127 and principal
      on Convertible Debenture convertible
      into approximately 35,750,000
      shares of common stock at the price
      of $0.000076 at December 31, 2006                       127  $ 2,717
                                                         --------

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

NOTE 7.   CONVERTIBLE DEBENTURES (continued)

Convertible Debenture #18

     Note payable to AJW Partners,
      LLC (Convertible Debenture) due on
      March 8, 2009 at an annual interest
      rate of 6%                                         $ 11,000

     Accrued interest of $456 and principal
      on Convertible Debenture convertible
      into approximately 150,736,842
      shares of common stock at the price
      of $0.000076 at December 31, 2006                       456 $   11,456
                                                         --------

     Note payable to AJW Offshore, LTD
      Partners II, LLC (Convertible Debenture)
      due on March 8, 2009 at an annual
      interest rate of 6%                                $ 61,000

     Accrued interest of $2,527 and principal
      on Convertible Debenture convertible
      into approximately 835,881,579
      shares of common stock at the price
      of $0.000076 at December 31, 2006                     2,527 $   63,527
                                                         --------
     Note payable to AJW Qualified Partners,
      LLC (Convertible Debenture) due on
      March 8, 2009 at an annual interest
      rate of 6%                                         $ 27,000

     Accrued interest of $1,118 and principal
      on Convertible Debenture convertible
      into approximately 369,973,684
      shares of common stock at the price
      of $0.000076 at December 31, 2006                     1,118 $   28,118
                                                         --------

     Note payable to New Millennium Capital
      Partners II, LLC (Convertible Debenture)
      due on March 8, 2009 at an annual
      interest rate of 6%                                $  1,000

     Accrued interest of $41 and principal
      on Convertible Debenture convertible
      into approximately 13,697,368
      shares of common stock at the price
      of $0.000076 at December 31, 2006                        41 $  1,041
                                                         --------

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

NOTE 7.   CONVERTIBLE DEBENTURES (continued)

Convertible Debenture #19

     Note payable to AJW Partners,
      LLC (Convertible Debenture) due on
      March 8, 2009 at an annual interest
      rate of 6%                                         $ 11,000

     Accrued interest of $410 and principal
      on Convertible Debenture convertible
      into approximately 150,131,579
      shares of common stock at the price
      of $0.000076 at December 31, 2006                       410 $   11,410
                                                         --------

     Note payable to AJW Offshore, LTD
      Partners II, LLC (Convertible Debenture)
      due on March 8, 2009 at an annual
      interest rate of 6%                               $  61,000

     Accrued interest of $2,276 and principal
      on Convertible Debenture convertible
      into approximately 832,578,947
      shares of common stock at the price
      of $0.000076 at December 31, 2006                     2,276 $   63,276
                                                         --------
     Note payable to AJW Qualified Partners,
      LLC (Convertible Debenture) due on
      March 8, 2009 at an annual interest
      rate of 6%                                         $ 27,000

     Accrued interest of $1,008 and principal
      on Convertible Debenture convertible
      into approximately 368,526,316
      shares of common stock at the price
      of $0.000076 at December 31, 2006                     1,008 $   28,008
                                                         --------

     Note payable to New Millennium Capital
      Partners II, LLC (Convertible Debenture)
      due on March 8, 2009 at an annual
      interest rate of 6%                                $  1,000

     Accrued interest of $37 and principal
      on Convertible Debenture convertible
      into approximately 13,644,737
      shares of common stock at the price
      of $0.000076 at December 31, 2006                        37 $    1,037
                                                         --------

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

NOTE 7.   CONVERTIBLE DEBENTURES (continued)


Convertible Debenture #20

     Note payable to AJW Partners,
      LLC (Convertible Debenture) due on
      March 8, 2009 at an annual interest
      rate of 6%                                         $ 11,000

     Accrued interest of $353 and principal
      on Convertible Debenture convertible
      into approximately 149,381,579
      shares of common stock at the price
      of $0.000076 at December 31, 2006                       353  $ 11,353
                                                         --------

     Note payable to AJW Offshore, LTD
      Partners II, LLC (Convertible Debenture)
      due on March 8, 2009 at an annual
      interest rate of 6%                               $  61,000

     Accrued interest of $1,955 and principal
      on Convertible Debenture convertible
      into approximately 828,355,263
      shares of common stock at the price
      of $0.000076 at December 31, 2006                     1,955  $ 62,955
                                                         --------
     Note payable to AJW Qualified Partners,
      LLC (Convertible Debenture) due on
      March 8, 2009 at an annual interest
      rate of 6%                                         $ 27,000

     Accrued interest of $865 and principal
      on Convertible Debenture convertible
      into approximately 366,644,737
      shares of common stock at the price
      of $0.000076 at December 31, 2006                       865  $ 27,865
                                                         --------

     Note payable to New Millennium Capital
      Partners II, LLC (Convertible Debenture)
      due on March 8, 2009 at an annual
      interest rate of 6%                                $  1,000

     Accrued interest of $32 and principal
      on Convertible Debenture convertible
      into approximately 13,578,947
      shares of common stock at the price
      of $0.000076 at December 31, 2006                        32  $  1,032
                                                         --------

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

NOTE 7.   CONVERTIBLE DEBENTURES (continued)


Convertible Debenture #21

     Note payable to AJW Partners,
      LLC (Convertible Debenture) due on
      March 8, 2009 at an annual interest
      rate of 6%                                         $ 66,000

     Accrued interest of $1,714 and principal
      on Convertible Debenture convertible
      into approximately 890,973,684
      shares of common stock at the price
      of $0.000076 at December 31, 2006                     1,714  $  67,714
                                                         --------

     Note payable to AJW Offshore, LTD
      Partners II, LLC (Convertible Debenture)
      due on March 8, 2009 at an annual
      interest rate of 6%                                $366,000

     Accrued interest of $9,506 and principal
      on Convertible Debenture convertible
      into approximately 4,940,868,421
      shares of common stock at the price
      of $0.000076 at December 31, 2006                     9,506  $ 375,506
                                                         --------
     Note payable to AJW Qualified Partners,
      LLC (Convertible Debenture) due on
      March 8, 2009 at an annual interest
      rate of 6%                                         $162,000

     Accrued interest of $4,208 and principal
      on Convertible Debenture convertible
      into approximately 2,186,947,368
      shares of common stock at the price
      of $0.000076 at December 31, 2006                     4,208  $ 166,208
                                                         --------

     Note payable to New Millennium Capital
      Partners II, LLC (Convertible Debenture)
      due on March 8, 2009 at an annual
      interest rate of 6%                                $  6,000

     Accrued interest of $156 and principal
      on Convertible Debenture convertible
      into approximately 81,000,000
      shares of common stock at the price
      of $0.000076 at December 31, 2006                       156  $  6,156
                                                         --------

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

NOTE 7.   CONVERTIBLE DEBENTURES (continued)

Subtotal - convertible debentures                              $  2,712,298

    Less reclassified accrued interest                             (381,112)
    Less prepaid interest offset                                   (103,850)
                                                               ------------
    Subtotal principal value                                      2,227,336
    Derivative conversion option - 150 percent of principal       3,341,003
    Less unamortized note discount                               (1,255,191)
                                                                -----------
Net carrying value -
  convertible debentures                                       $  4,313,148

      Convertible note payable to Laurus Master Fund, Ltd.,
      unsecured, with interest payable at an annual rate
      of 8%, conversion premium of 25% based on current
      market price of the Company's common stock (as defined),
      initially due October 12, 2001 and extended to
      December 1, 2001.  Currently in default.                        8,891
                                                                -----------
     Total - convertible debentures and notes                   $ 4,322,039

        Current portion                                           2,439,135

                                                                -----------
        Long-term portion                                       $ 1,882,904
                                                                ===========

As of December 31, 2006, five-year maturities of the notes payable, including convertible debentures, are as follows:

                                                 Derivative   Unamortized  Subsequent
                                                 Conversion       Note     Conversions   Total
                                    Principal      Option       Discount    to Equity     Due
                                   -----------  -----------  ------------ ----------- -----------
Year ended December 31, 2007       $ 1,077,227  $ 1,602,503  $  (240,595) $       0   $ 2,439,135

Year ended December 31, 2008                 0            0            0          0             0

Year ended December 31, 2009         1,159,000    1,738,500   (1,014,596)  (294,500)    1,588,404

Subsequent conversions to equity             0            0            0    294,500       294,500
                                   -----------  -----------  -----------  ---------   -----------

Total notes payable                $ 2,236,227  $ 3,341,003  $(1,255,191) $       0   $ 4,322,039
                                   ===========  ===========  ===========  =========   ===========


CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

NOTE 8.   SECURED CONVERTIBLE DEBENTURES - ASSOCIATED
          DERIVATIVE CONVERSION OPTION AND CONVERTIBLE DEBT DISCOUNT

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

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

NOTE 8.   SECURED CONVERTIBLE DEBENTURES - ASSOCIATED
          DERIVATIVE CONVERSION OPTION AND CONVERTIBLE DEBT DISCOUNT (continued)

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

<page.F-43

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

NOTE 8.   SECURED CONVERTIBLE DEBENTURES - ASSOCIATED
          DERIVATIVE CONVERSION OPTION AND CONVERTIBLE DEBT DISCOUNT (continued)

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

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

NOTE 8.   SECURED CONVERTIBLE DEBENTURES - ASSOCIATED
          DERIVATIVE CONVERSION OPTION AND CONVERTIBLE DEBT DISCOUNT (continued)

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

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

NOTE 8.   SECURED CONVERTIBLE DEBENTURES - ASSOCIATED
          DERIVATIVE CONVERSION OPTION AND CONVERTIBLE DEBT DISCOUNT (continued)

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

On July 27, 2006, the Company issued an aggregate of $600,000 of 6% convertible debentures in a private offering to the four accredited investors. The debentures were convertible into shares of common stock at the lesser of $.005 per share and 40% of the average of the lowest three intra-day trading prices of a share of common stock during the 20 trading days immediately preceding conversion. The debentures were accompanied by warrants to purchase up to an aggregate of 9,600,000 shares of common stock at a per share exercise price equal to $.0009.

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

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

NOTE 8.   SECURED CONVERTIBLE DEBENTURES - ASSOCIATED
          DERIVATIVE CONVERSION OPTION AND CONVERTIBLE DEBT DISCOUNT (continued)

During the year ended September 30, 2004, the Company issued an additional $2,000,000 of 12% convertible debentures. Also, the Company issued 352,352,250 shares of common stock in connection with the conversion of another $218,115 of principal and $49,008 of accrued interest on the Company's convertible debentures, resulting in a convertible debt principal balance at September 30, 2004 of $2,745,090 (net of an aggregate of $504,910 in debt conversions through that date). In connection with the issuance of the additional $2,000,000 convertible debt, the Company recorded a corresponding derivative conversion option of $3,000,000. A corresponding pro-rata reduction of $327,172 was made to the derivative conversion option during the year ended September 30, 2004 (an aggregate of $613,967 since the inception of the loans), bringing the derivative conversion option balance at September 30, 2004 to $4,117,635

During the year ended September 30, 2005, the Company issued an additional $1,400,000 of 8% convertible debentures. Also, the Company issued 5,610,392,876 shares of common stock in connection with the conversion of $2,529,378 of principal and $104,410 of accrued interest on the Company's convertible debentures, resulting in a convertible debt principal balance at September 30, 2005 of $1,615,712 (net of an aggregate of $3,034,288 in debt conversions through that date). A corresponding pro-rata reduction of $3,794,067 was made to the derivative conversion option during the year ended September 30, 2005 (an aggregate of $4,408,034 since the inception of the loans), bringing the derivative conversion option balance at September 30, 2005 to $2,423,568.

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

During the quarter ended December 31, 2006, the Company issued 1,322,657,690 shares of common stock in connection with the conversion of $111,000 of principal and $6,408 of accrued interest on the Company's convertible debentures, resulting in a convertible debt principal balance at December 31, 2006 of $2,227,336 (net of an aggregate of $3,692,664 in debt conversions through that date). A corresponding pro-rata reduction of $166,500 was made to the derivative conversion option during the quarter ended December 31, 2006 (an aggregate of $5,395,599 since the inception of the loans), bringing the derivative conversion option balance at December 31, 2006 to $3,341,003.

The aggregate note discount of $5,920,000 is being amortized over the one-year and two-year, and three-year lives of the respective debt instruments. Of this amount, $279,115 was amortized during the fiscal year ended September 30, 2002, $653,720 was amortized during the year ended September 30, 2003, $673,705 was amortized during the year ended September 30, 2004, $693,992 was amortized during the year ended September 30, 2005, $715,748 was amortized during the year September 30, 2006, and $281,643 was amortized during the quarter ended December 31, 2006, while $69,233 in convertible debt discount was transferred to equity upon conversion of $93,130 in debt principal during the fiscal year ended September 30, 2002, $52,340 in convertible bond discount was transferred to equity upon conversion of $193,665 of debt principal during the fiscal year ended September 30, 2003, $28,571 in convertible bond discount was transferred to equity upon conversion of $218,115 of debt principal during the year ended September 30, 2004, $973,565 in convertible bond discount was transferred to equity upon conversion of $2,529,378 of debt principal during the year ended September 30, 2005, $243,177 in convertible debt discount was transferred to equity upon conversion of $547,376 of debt principal during the year ended September 30, 2006, and $0 in convertible debt discount was transferred to equity during the quarter ended December 31, 2006 resulting in an unamortized convertible debt discount balance of $1,255,191 at December 31, 2006.

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

NOTE 8.   SECURED CONVERTIBLE DEBENTURES - ASSOCIATED
          DERIVATIVE CONVERSION OPTION AND CONVERTIBLE DEBT DISCOUNT (continued)

As of December 31, 2006, the Company was indebted for an aggregate of $2,608,448 including $2,227,336 of principal and $381,112 of accrued interest, net of prepaid interest of $103,850, on these convertible debentures. To the extent debentures issued by the Company are converted into shares of common stock, the Company will not be obligated to repay the amounts converted.

Unpaid principal and accrued and unpaid interest on the Company's convertible debentures and notes becomes immediately due and payable from one to three years from their dates of issuance, depending on the debenture or note, or earlier in the event of a default. The events of default under the convertible debentures and notes are similar to those customary for convertible debt securities, including breaches of material terms, failure to pay amounts owed, delisting of the Company's common stock from the OTC Bulletin Board or failure to comply with the conditions of listing on the OTC Bulletin Board and cross-defaults on other debt securities.

As of December 31, 2006 and the date of filing of this report, the Company was in default under its obligations to register for resale shares of its common stock underlying certain of its outstanding convertible debentures and notes due to the Company's failure to timely register for resale a sufficient number of shares of its common stock upon conversion of those convertible debentures and notes. The Company's registration obligations require it to register for resale 200% of all registrable securities, which are largely comprised of the shares of common stock issuable upon conversion or exercise of the Company's outstanding convertible debentures, notes and warrants.

As of December 31, 2006 and the date of filing of this report, the Company was also in default under its obligations to make interest payments under nearly all of its outstanding convertible debentures and notes due to its lack of liquidity to fund those interest payments. The Company expects to continue indefinitely to be in default of its obligations to make quarterly interest payments under those convertible notes as well as numerous other convertible debentures and notes outstanding from prior financing transactions.

As of December 31, 2006, the Company owed principal and unpaid interest on its convertible debentures and notes in an aggregate amount of approximately $2.6 million, net of approximately $104,000 of prepaid interest, all of which the Company believes would be immediately due and payable upon demand by the holders of its secured convertible debentures and notes.

As a result of the above defaults, the holders of the Company's secured convertible debentures and notes are entitled to pursue their rights to foreclose upon their security interest in all of the Company's assets. In the event that the holders of the Company's secured convertible debentures and notes foreclose upon their security interest in all of the Company's assets, the Company could lose all of its assets, including its intellectual property and other technology associated with its H-Net(TM) system, which would have a material and adverse effect on the Company's business, prospects, results of operations and financial condition. In addition, the holders of the Company's secured convertible debentures and notes were entitled to demand immediate repayment of the outstanding principal amounts of the debentures and notes and any accrued and unpaid interest. The cash required to repay such amounts would likely have to be taken from the Company's working capital. Since the Company relies on its working capital to sustain its day to day operations and the development of its H-Net(TM) system, a default on the convertible debentures or notes could have a material and adverse effect on the Company's business, prospects, results of operations or financial condition. However, as of December 31, 2006 and the date of filing of this report, other than the receipt of a notice of default, the Company was not aware of any action taken by the holders of its secured convertible debentures and notes to pursue such rights, and as of those dates, the Company also was not aware of any other legal or similar action taken by those holders to enforce their rights or as a result of the Company's defaults under those secured convertible debentures and notes.

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006


NOTE 8.   SECURED CONVERTIBLE DEBENTURES - ASSOCIATED
          DERIVATIVE CONVERSION OPTION AND CONVERTIBLE DEBT DISCOUNT (continued)

The Company plans to register for resale with the Securities and Exchange Commission a portion of the shares of common stock underlying the convertible debentures and notes under which the Company is in default and expects that the convertible debentures and notes ultimately will be converted into shares of the Company's common stock and that the Company therefore will not be obligated to repay the outstanding principal and accrued and unpaid interest amounts on those debentures and notes.


NOTE 9.   SHAREHOLDERS' DEFICIT

The Company's authorized capital stock consists of 50,000,000,000 shares of common stock, no par value per share, and 50,000,000 shares of preferred stock, $1.00 par value per share. On June 28, 2006, the shareholders of the Company approved an increase in the amount of authorized shares of common stock from 15,000,000,000 to 50,000,000,000. Of the 50,000,000 authorized shares of preferred stock, 1,000,000 shares have been designated as Class A Preferred Stock and 1,000,000 shares have been designated as Class B Preferred Stock, and the remaining 48,000,000 shares are undesignated. As of December 31, 2006, there were 15,707,452,473 shares of the Company's common stock outstanding held by approximately 800 holders of record, 215,865 shares of the Company's Class A Preferred Stock outstanding held by one holder of record and no shares of Class B Preferred Stock outstanding.

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

During October 2006 through December 31, 2006, the Company issued 1,322,657,583 shares of common stock in connection with the conversion of $111,000 of principal, $166,500 of derivative conversion option and $6,408 of accrued interest, for a total conversion amount of $283,908 of the Company's convertible debentures.

NOTE 10.   STOCK OPTIONS AND WARRANTS

During the fiscal year ended September 30, 1999, the Company issued to a note holder options to purchase 500,000 shares of the Company's Class B preferred stock at an exercise price of $5.00 per share. As consideration, the Company reduced its debt to the note holder by $50,000 and received an extension of time to pay-off its promissory note. The Company also issued to its Chief Executive Officer options to purchase another 500,000 shares of the Company's Class B preferred stock at an exercise price of $5.00 per share in exchange for a reduction in debt of $50,000. Total consideration received on the above issued options, as evidenced by debt reduction, was $100,000. These options were initially exercisable through November 1, 2002 and are exercisable into common stock at the rate of 10 common shares for each Class B preferred share. In September 2001, the exercise price on the Class B preferred stock options was adjusted to $2.50 per share and the exercise period was extended to November 1, 2005. In June 2002, the exercise price on the Class B preferred stock options was adjusted to $0.50 per share. In January 2004, the exercise price on the Class B preferred stock options was adjusted to $0.05 per share and the exercise period was extended to November 1, 2009.

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

NOTE 10.   STOCK OPTIONS AND WARRANTS (continued)

The Company's Chief Executive Officer owns 215,865 shares of the Company's Class A preferred stock, of which 15,845 shares were purchased during the year ended September 30, 2004, and has options to purchase another 234,155 shares for $1.00 per share through November 1, 2009.

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

The Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 123 (Revised 2004), Share-Based Payment ("SFAS 123R"). On January 1, 2006. Accordingly, compensation costs for all share-based awards to employees are measured based on the grant date fair value of those awards and recognized over the period during which the employee is required to perform service in exchange for the award (generally over the vesting period of the award). The Company has no awards with market or performance conditions. Excess tax benefits are defined by SFAS 123R (when applicable) will be recognized as an addition to additional paid-in capital. Effective January 1, 2006 and for all periods subsequent to that date, SFAS 123R supersedes the Company's previous accounting under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"). In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 ("SAB 107") relating to SFAS 123R. The Company has applied the provisions of SAB 107 in its adoption of SFAS 123R.

The Company adopted SFAS 123R using the modified prospective transition method, which provides for certain changes to the method for valuing share-based compensation. The valuation provisions in SFAS 123R apply to new awards and to awards that are outstanding at the effective date and subsequently modified or cancelled. Estimated compensation expense for awards outstanding at the effective date will be recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS 123"). In accordance with the modified prospective transition method, the Company's consolidated financial statements for prior periods were not restated to reflect, and do not include, the effect of SFAS 123R.

No options were granted or vested during the interim periods presented, and all options previously granted had completely vested before January 1, 2005. Therefore no compensation costs were incurred under SFAS 123R and the actual net loss equals the pro forma net loss for such interim periods.

All common stock options and warrants issued to consultants and other non-employees have been recorded at the fair value of the services rendered and equivalent to the market value (as discounted, if applicable) of the equity
instruments received in accordance with SFAS No. 123.   The market value was
determined by utilizing an averaging convention of between 5 to 30 days of the closing price of the Company's common shares as traded on the OTC Bulletin Board (stock symbol CNES) through the grant date and applying certain mathematical assumptions as required under the Black-Scholes model. Such assumptions were generally the same as those mentioned above when making fair value disclosures for the issuance of officer and employee stock options. These included the risk-free annual rate of return and stock volatility, which were assumed to be 4.50% and 190%, respectively, during the years ended September 30, 2006 and 2005.

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

NOTE 10.   STOCK OPTIONS AND WARRANTS (continued)

At September 30, 2002, the Company had an aggregate of 8,807,154 common stock options and a total of 1,000,000 Class B preferred stock options recorded as additional paid-in capital at a value of $1,443,695. Of the common stock options and warrants, 2,043,654 had been issued to officers and employees and the remaining 6,763,500 had been issued to consultants and investors.

In November 2002 through May 2003, 2,500,000 seven-year common stock warrants were issued to an accredited investor group in connection with a $500,000 12% convertible debenture financing arrangement (see Note 8 above). The allocated cost of these warrants amounted to $9,816, resulting in a recorded balance of stock options and warrants exercisable at September 30, 2003 of $1,453,511 (including $100,000 attributable to 1,000,000 Class B preferred stock options noted above).

As of September 30, 2003, the Company had an additional 4,852,205 common stock options that had been granted to consultants and investors at exercise prices ranging from $0.50 to $2.00 per share, expiring from November 1, 2003 through January 16, 2005. Because these exercise prices were substantially above the market price of the Company's common stock, no value was attributed to these options at the time of grant. During the year ended September 30, 2004, 4,352,205 of these non-valued options expired, leaving a balance at September 30, 2004 of 500,000 options, exercisable at $1.00 per share and expiring January 16, 2005. The Company also granted a contingent issuance to its Chief Technical Officer of 2,000,000 common stock options exercisable at $0.50 per share and expiring December 31, 2004, which would not have vested until certain milestones had been attained. These respective common stock options and contingent issuances have been excluded from the summarized table below.

In November 2003 through December 2003, 1,000,000 seven-year common stock warrants were issued to an accredited investor group in connection with a $200,000 12% convertible debenture financing arrangement (see Note 8 above). The allocated cost of these warrants amounted to $945.

In February 2004 and March 2004, 1,500,000 seven-year common stock warrants were issued to an accredited investor group in connection with a $300,000 12% convertible debenture financing arrangement (see Note 8 above). The allocated cost of these warrants amounted to $1,417.

In April 2004, 750,000 seven-year common stock warrants were issued to an accredited investor group in connection with a $250,000 12% convertible debenture financing arrangement (see Note 8 above). The allocated cost of these warrants amounted to $1,181.

In June 2004, 1,875,000 seven-year common stock warrants were issued to an accredited investor group in connection with a $625,000 12% convertible debenture financing arrangement (see Note 8 above). The allocated cost of these warrants amounted to $2,952.

In September 2004, 1,875,000 seven-year common stock warrants were issued to an accredited investor group in connection with a $625,000 12% convertible debenture financing arrangement (see Note 8 above). The allocated cost of these warrants amounted to $2,952, resulting in a recorded balance of stock options and warrants exercisable at September 30, 2004 of $1,462,958 (including $100,000 attributable to 1,000,000 Class B preferred stock options noted above).

In March 2005 through September 2005, 2,800,000 five-year common stock warrants were issued to an accredited investor group in connection with a $1,400,000 8% convertible debenture financing arrangement (see Note 8 above). The allocated cost of these warrants amounted to $3,756, resulting in a recorded balance of stock options and warrants exercisable at September 30, 2005 of $1,466,714 (including $100,000 attributable to 1,000,000 Class B preferred stock options noted above).

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

NOTE 10.   STOCK OPTIONS AND WARRANTS (continued)

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

In March through July 2006, 20,320,000 five-year common stock warrants were issued to an accredited investor group in connection with a $1,270,000 6% convertible debenture financing arrangement (see Note 8 above). The allocated cost of these warrants amounted to $4,551, resulting in a recorded balance of stock options and warrants exercisable at both September 30, 2006 and December 31, 2006 of $1,471,265 (including $100,000 attributable to 1,000,000 Class B preferred stock options noted above).

The common stock option and warrant activity during the three months ended December 31, 2006 and 2005 is summarized as follows:

                                         Common Stock   Weighted-
                                            Options      Average
                                              and       Exercise
                                            Warrants      Price
                                          ----------    --------
Balance outstanding, October 1, 2006      32,620,000    $ 0.0019

  Granted                                      --            --

  Expired                                      --            --
                                          ----------     -------
Balance outstanding, December 31, 2006    32,620,000    $ 0.0019
                                          ==========     =======

Balance outstanding, October 1, 2005      14,243,654    $ 0.0056

  Granted                                      --            --

  Expired                                 (1,943,654)     0.3800
                                          ----------     -------
Balance outstanding, December 31, 2005    12,300,000    $ 0.0040
                                          ==========     =======

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

NOTE 10.   STOCK OPTIONS AND WARRANTS (continued)

The following table summarizes information about common stock options and warrants at December 31, 2006:

                                  Outstanding                  Exercisable
                         Common    Weighted-   Weighted-     Common   Weighted-
     Range of             Stock     Average     Average       Stock    Average
     Exercise           Options/     Life      Exercise      Options/  Exercise
      Prices            Warrants    (Months)     Price      Warrants    Price
  ---------------       ---------  -------     --------    ----------  --------
$ 0.0050 - $ 0.0050     1,000,000       35     $ 0.0050     1,000,000  $ 0.0050
$ 0.0050 - $ 0.0050       750,000       41     $ 0.0050       750,000  $ 0.0050
$ 0.0050 - $ 0.0050       750,000       43     $ 0.0050       750,000  $ 0.0050
$ 0.0050 - $ 0.0050       500,000       47     $ 0.0050       500,000  $ 0.0050
$ 0.0050 - $ 0.0050       250,000       47     $ 0.0050       250,000  $ 0.0050
$ 0.0050 - $ 0.0050       250,000       48     $ 0.0050       250,000  $ 0.0050
$ 0.0050 - $ 0.0050       250,000       50     $ 0.0050       250,000  $ 0.0050
$ 0.0050 - $ 0.0050     1,250,000       50     $ 0.0050     1,250,000  $ 0.0050
$ 0.0020 - $ 0.0020       750,000       52     $ 0.0020       750,000  $ 0.0020
$ 0.0020 - $ 0.0020     1,875,000       57     $ 0.0020     1,875,000  $ 0.0020
$ 0.0020 - $ 0.0020     1,875,000       59     $ 0.0020     1,875,000  $ 0.0020
$ 0.0039 - $ 0.0039       316,066       39     $ 0.0039       316,066  $ 0.0039
$ 0.0039 - $ 0.0039       217,466       39     $ 0.0039       217,466  $ 0.0039
$ 0.0039 - $ 0.0039     1,087,330       39     $ 0.0039     1,087,330  $ 0.0039
$ 0.0039 - $ 0.0039     1,179,138       39     $ 0.0039     1,179,138  $ 0.0039
$ 0.0009 - $ 0.0009     5,920,000       50     $ 0.0009     5,920,000  $ 0.0009
$ 0.0009 - $ 0.0009     1,600,000       50     $ 0.0009     1,600,000  $ 0.0009
$ 0.0009 - $ 0.0009     1,600,000       50     $ 0.0009     1,600,000  $ 0.0009
$ 0.0009 - $ 0.0009     1,600,000       50     $ 0.0009     1,600,000  $ 0.0009
$ 0.0009 - $ 0.0009     9,600,000       50     $ 0.0009     9,600,000  $ 0.0009

$ 0.0009 - $ 0.0050    32,620,000       49     $ 0.0019    32,620,000  $ 0.0019
   ================    ==========       ==     ========    ==========  ========

NOTE 11.   SUBSEQUENT EVENTS

COMMON STOCK ISSUANCES- Subsequent to December 31, 2006, the Company issued approximately 2,420,000,000 shares of common stock through February 15, 2007 in exchange for the reduction of approximately $118,000 in principal, approximately $177,000 in derivative conversion option, and approximately $66,000 in accrued interest, totaling approximately $361,000 in debt.

CONSULTING AGREEMENT - On January 17, 2007, the Company and Trimark Associates Inc. ("Trimark") executed an Independent Contractor Agreement (the "Agreement") for the Company to provide installation of its H-Net(TM)technology for a key irrigation district cooperative in Northern California. The Company is to provide the services described in individual task orders at compensation rates also set forth therein. The Agreement is to continue until the services described in the various task orders are completed. The Agreement may, however, be terminated in advance by either party at any time and for any reason with 15-days' prior written notice.

CONVERTIBLE NOTE OFFERING - The Company executed a Securities Purchase Agreement dated as of February 13, 2007 and issued an aggregate of $1,350,000 of 6% convertible notes in a private offering to four accredited investors. The debentures are convertible into shares of common stock at the lesser of $0.03 per share and 40% of the average of the lowest three intraday trading prices of a share of common stock during the 20 trading days immediately preceding conversion. The debentures were accompanied by warrants to purchase up to an aggregate of 27,000,000 shares of common stock at a per share exercise price equal to $0.0009. The Company received an aggregate of $250,000 in cash in February 2007 in connection with this offering. The Securities Purchase Agreement contemplates eleven additional monthly installments of $100,000 through January 2008. The subsequent monthly installments contemplated by the Securities Purchase Agreement are terminable upon 30-days' advance notice by either the Company or a majority-in-interest of the investors.

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

        In January 2007, we signed an Independent Contractor Agreement with Trimark Associates Inc. for the installation of our H-Net(TM) technology for a key irrigation district cooperative in Northern California. Trimark Associates Inc. is expected to provide Meter Service Provider and Meter Data Management Agent services for this project. We expect that the project has a revenue potential of up to $500,000 and that this contract will be the first in a series of contracts for H-Net(TM) technology installations throughout California.

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

Going Concern Assumption

        We have based our financial statements on the assumption of our operations continuing as a going concern. As a result, we continue to depreciate fixed assets and show certain debts as long-term. As of December 31, 2006, we had a deficiency in working capital of approximately $4.8 million and had incurred cumulative net losses since our return to the development stage in fiscal 1994 of approximately $36.4 million, which raise substantial doubt about our ability to continue as a going concern. Our plans for correcting these deficiencies include the future sales and licensing of our products and technologies, and the raising of capital through the issuance of common stock and from continued officer advances, which are expected to help provide us with the liquidity necessary to meet operating expenses. An investor group has advanced us an aggregate amount of approximately $6.2 million. Over the longer-term, we plan to achieve profitability through our operations from the sale and licensing of our H-Net (TM) automatic meter-reading system. Our consolidated financial statements do not include any adjustments relating to the recoverability and classification of the recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue our existence.

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

        We adopted the provisions of SFAS No. 123 (Revised 2004), "Share-Based Payment" ("SFAS 123R"), on January 1, 2006. Accordingly, compensation costs for all share-based awards to employees are measured based on the grant date fair value of those awards and recognized over the period during which the employee is required to perform service in exchange for the award (generally over the vesting period of the award). We have no awards with market or performance conditions. Excess tax benefits as defined by SFAS 123R (when applicable) will be recognized as an addition to additional paid-in capital. Effective January 1, 2006 and for all periods subsequent to that date, SFAS 123R supersedes our previous accounting under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 ("SAB 107") relating to SFAS 123R. We have applied the provisions of SAB 107 in our adoption of SFAS 123R.

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

Results of Operations

        Comparison of Results of Operations for the Three Months Ended December 31, 2006 and 2005

        We did not generate any revenues for the three months ended December 31, 2006 and 2005. Cost of prototypes and samples for the three months ended December 31, 2006 was $30,166 as compared to $74,846 for the three months ended December 31, 2005, representing a decrease of $44,680, or 60%. This decrease in cost of prototypes and samples primarily was due to a decrease in production of models and prototypes of our H-Net(TM) products used for sales and marketing purposes.

        General and administrative expenses increased by $24,457, or 8%, to $338,743 for the three months ended December 31, 2006 as compared to $314,286 for the same period in 2005. This increase was primarily due to increased expenses associated with legal and consulting services.

        Interest expense increased by $112,437, or 53%, to $326,332 during the three months ended December 31, 2006 as compared to $213,895 for the same period in 2005. The increase in interest expense was primarily attributable to increased amortization of convertible debt discount on our convertible debentures and notes.

        Net loss for the three months ended December 31, 2006 increased by $89,336, or 15%, to $692,363 as compared to a net loss of $603,027 for the same period in 2005. The increase in net loss primarily resulted from the increases in general and administrative expenses and amortization of convertible debt discount, as discussed above.

Liquidity and Capital Resources

        During the three months ended December 31, 2006, we financed our operations solely through private placements of securities. We are actively pursuing sales of our H-Net(TM) systems with meter manufacturers and other companies in the energy industry. However, we have not yet sold any H-Net(TM) systems. We have no history of revenues and have incurred significant losses since the beginning of the development of our H-Net(TM) system. We have significant accumulated and working capital deficits. As a result of our financial condition, our independent auditors have issued a report questioning our ability to continue as a going concern. Our consolidated financial statements as of September 30, 2006 and for the years ended September 30, 2006 and 2005 have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

        As of December 31, 2006, we had a working capital deficit of approximately $4.8 million and an accumulated deficit of approximately $36.4 million. As of that date, we had approximately $115,000 in cash and cash equivalents and short-term investments. We had accounts payable and accrued compensation expenses of approximately $2.2 million. We had other current liabilities, including amounts due to officers, accrued interest and current portion of convertible debentures of approximately $2.8 million, including debts incurred prior to the beginning of fiscal year 2006. To the extent convertible debentures or promissory notes that we have issued are converted into shares of common stock, we will not be obligated to repay the converted amounts.

        Cash used in our operating activities totaled approximately $331,000 for the three months ended December 31, 2006 as compared to approximately $415,000 for the three months ended December 31, 2005. Cash provided by our investing activities totaled approximately $317,000 for the three months ended December 31, 2006 as compared to no cash provided by or used in our investing activities for the three months ended December 31, 2005. The increase in cash provided by our investing activities was primarily caused by the sale of $322,000 in short-term investments.

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

        As of February 16, 2007, we were in default under our obligations to register for resale shares of our common stock underlying certain of our outstanding convertible debentures and notes due to our failure to timely register for resale a sufficient number of shares of our common stock upon conversion of those convertible debentures and notes. Our registration obligations require us to register for resale 200% of all registrable securities, which are largely comprised of the shares of common stock issuable upon conversion or exercise of our outstanding convertible debentures, notes and warrants. We have historically been unable to register for resale the full required amounts of shares of common stock due in part to limitations in our available authorized capital. As we have increased our authorized capital from time to time, we have often been reluctant to utilize all or nearly all available authorized capital to satisfy our registration obligations. This reluctance arises from our need to maintain available authorized capital for other potential financing transactions that we may need to conduct to fund our research and development and otherwise maintain sufficient capital resources to fund our operations. In addition, because the number of registrable securities is calculated based on a discount to the prevailing market price of our common stock, and market prices for our common stock have generally declined throughout the duration of our convertible debenture and note financings, the number of registrable securities has substantially increased. Accordingly, although we may have been in compliance initially, the decline in market prices for our common stock has caused us to fall out of compliance with our registration obligations.

        As of February 16, 2007, we were also in default under our obligations to make interest payments under nearly all of our outstanding convertible debentures and notes due to our lack of liquidity to fund those interest payments. Although we received substantial cash investments in connection with our convertible debenture and note financing transactions, we have been reluctant to make quarterly cash interest payments to our investors. This reluctance arises from our need to maintain sufficient capital resources to fund our research and development and our operations. However, on various occasions, we have prepaid certain interest amounts in connection with convertible debenture and note financing transactions. In these instances, we were able to at least temporarily, and on occasion fully, comply with our interest payment obligations until the convertible debentures or notes were fully converted into shares of our common stock. In our most recent February 2007 and March 2006 convertible note financing transactions, we did not prepay any interest amounts and we expect to continue indefinitely to be in default of our obligations to make quarterly interest payments under those convertible notes as well as numerous other convertible debentures and notes outstanding from prior financing transactions.

        As of February 16, 2007, we owed principal and unpaid interest on our convertible debentures and notes in an aggregate amount of approximately $2.7 million, net of approximately $104,000 of prepaid interest, all of which we believe would be immediately due and payable upon demand by the holders of our secured convertible debentures and notes.

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

        As of February 16, 2007, we had issued the following secured convertible debentures and notes, which provide for interest at the rate of 12% per annum, except for the notes issued in March 2005, which provide for interest at the rate of 8% per annum, and the notes issued in March 2006 and February 2007, which provide for interest at the rate of 6% per annum, and warrants to purchase common stock to various accredited inventors in connection with debenture and note offering transactions:

                        Original      Net           Remaining     Accrued and       Warrants
                        Principal  Proceeds to       Principal       Unpaid        Issued in
Issuance Date          Amount ($) ConectiSys ($)(1)  Amount ($)     Interest ($)(2) Offering(#)
---------------        ---------- ----------------- ----------    ---------------- -----------
May 10, 2002.....      $ 150,000  $     125,000     $      -      $     5,600             -
June 17, 2002....        300,000        238,000            -           72,000             -
November 27, 2002        200,000        144,000            -              -         1,000,000
March 3, 2003....        150,000        100,000            -           27,700         750,000
May 12, 2003.....        150,000        100,000            -           36,000         750,000
November 25, 2003        100,000         76,000            -           24,000         500,000
December 3, 2003          50,000         31,000            -           12,000         250,000
December 31, 2003         50,000         44,000            -           12,000         250,000
February 18, 2004         50,000         35,000            -           12,000         250,000
March 4, 2004....        250,000        203,000            -           59,000       1,250,000
April 19, 2004...        250,000        165,000            -              -           750,000
June 30, 2004....        625,000        452,000            -              -         1,875,000
September 9, 2004        625,000        482,000            -              -         1,875,000
March 17, 2005         1,400,000      1,148,000       1,068,336       138,500       2,800,000
March 8, 2006          1,270,000      1,250,000       1,041,200        41,600      20,320,000
February 13, 2007        250,000        230,000         250,000           200       5,000,000
                      ----------   ------------     -----------   -----------      ----------
                Total:$5,870,000   $  4,823,000     $ 2,359,536   $   440,600      37,620,000
                       =========   ============     ===========   ===========      ==========
________________

        (1) Amounts are approximate and represent net proceeds after deducting expenses incurred in connection with the offering as well as expenses for legal fees incurred in connection with preparation of reports and statements filed with the Securities and Exchange Commission.

        (2) Amounts are approximate and represent accrued and unpaid interest outstanding as of February 16, 2007. The total amount of accrued and unpaid interest does not account for approximately $104,000 of outstanding pre-paid interest.

        Each of the above outstanding secured convertible debentures or notes, except for the convertible notes issued in March 2005, March 2006 and February 2007, are due one year following their respective issuance dates. The convertible notes issued in March 2005 are due two years following their issuance dates. The convertible notes issued in March 2006 and February 2007 are due three years following their issuance dates. The conversion price of our secured convertible debentures is the lower of 40% of the average of the three lowest intra-day trading prices of a share of our common stock on the OTC Bulletin Board during the twenty trading days immediately preceding the conversion date, and either (a) $.06 for the March, May and June 2002 convertible debentures, (b) $.01 for the November 2002, March and May 2003 convertible debentures, (c) $.005 for the November and December 2003 and the February, March, April, June and September 2004 convertible debentures and the March 2005 convertible notes, or (d) $.03 for the March 2006 and February 2007 convertible notes. As of February 16, 2007, the applicable conversion price was approximately $0.00008 per share.

        Our continued operations are dependent on securing additional sources of liquidity through debt and/or equity financing.

        As indicated above, our consolidated financial statements as of September 30, 2006 and for the years ended September 30, 2006 and 2005 have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As discussed in this report and in Note 2 to our condensed consolidated financial statements included in this report, we have suffered recurring losses from operations and at December 31, 2006 had substantial net capital and working capital deficiencies. These factors, among others, raised substantial doubt about our ability to continue as a going concern and led our independent registered public accounting firm to modify its unqualified report to include an explanatory paragraph related to our ability to continue as a going concern. The consolidated financial statements included in this document do not include any adjustments that might result from the outcome of this uncertainty.

        We have been, and currently are, working toward identifying and obtaining new sources of financing. Our current convertible debenture and note investors have provided us with an aggregate of approximately $6.2 million in financing to date. No assurances can be given that they will provide any additional financing in the future. Our current secured convertible debenture and note financing documents contain notice and right of first refusal provisions and the grant of a security interest in substantially all of our assets in favor of the convertible debenture and note investors, all of which provisions will restrict our ability to obtain debt and/or equity financing from any investor other than our current investors.

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

Effect of Inflation

        Inflation did not have any significant effect on our operations during the three months ended December 31, 2006. Further, inflation is not expected to have any significant effect on our future operations.

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

ITEM 3.  CONTROLS AND PROCEDURES.

        Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) has concluded, based on his evaluation as of December 31, 2006 (the "Evaluation Date"), that the design and operation of our "disclosure controls and procedures" (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended ("Exchange Act")) are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated, recorded, processed, summarized and reported to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding whether or not disclosure is required.

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

PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.

        None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

        In November 2006, we issued an aggregate of 792,575,423 shares of common stock to four accredited investors upon conversion of an aggregate of $73,000 in principal plus certain related interest on our convertible debentures.

        In December 2006, we issued an aggregate of 530,082,267 shares of common stock to four accredited investors upon conversion of an aggregate of $38,000 in principal plus certain related interest on our convertible debentures.

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

        As of February 16, 2007, we were in default under our obligations to register for resale shares of our common stock underlying certain of our outstanding convertible debentures and notes due to our failure to timely register for resale a sufficient number of shares of our common stock upon conversion of those convertible debentures and notes. Our registration obligations require us to register for resale 200% of all registrable securities, which are largely comprised of the shares of common stock issuable upon conversion or exercise of our outstanding convertible debentures, notes and warrants. We have historically been unable to register for resale the full required amounts of shares of common stock due in part to limitations in our available authorized capital. As we have increased our authorized capital from time to time, we have often been reluctant to utilize all or nearly all available authorized capital to satisfy our registration obligations. This reluctance arises from our need to maintain available authorized capital for other potential financing transactions that we may need to conduct to fund our research and development and otherwise maintain sufficient capital resources to fund our operations. In addition, because the number of registrable securities is calculated based on a discount to the prevailing market price of our common stock, and market prices for our common stock have generally declined throughout the duration of our convertible debenture and note financings, the number of registrable securities has substantially increased. Accordingly, although we may have been in compliance initially, the decline in market prices for our common stock has caused us to fall out of compliance with our registration obligations.

        As of February 16, 2007, we were also in default under our obligations to make interest payments under nearly all of our outstanding convertible debentures and notes due to our lack of liquidity to fund those interest payments. Although we received substantial cash investments in connection with our convertible debenture and note financing transactions, we have been reluctant to make quarterly cash interest payments to our investors. This reluctance arises from our need to maintain sufficient capital resources to fund our research and development and our operations. However, on various occasions, we have prepaid certain interest amounts in connection with convertible debenture and note financing transactions. In these instances, we were able to at least temporarily, and on occasion fully, comply with our interest payment obligations until the convertible debentures or notes were fully converted into shares of our common stock. In our most recent February 2007 and March 2006 convertible note financing transactions, we did not prepay any interest amounts and we expect to continue indefinitely to be in default of our obligations to make quarterly interest payments under those convertible notes as well as numerous other convertible debentures and notes outstanding from prior financing transactions.

        As of February 16, 2007, we owed principal and unpaid interest on our convertible debentures and notes in an aggregate amount of approximately $2.7 million, net of approximately $104,000 of prepaid interest, all of which we believe would be immediately due and payable upon demand by the holders of our secured convertible debentures and notes.

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

        None.

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


                                                CONECTISYS CORPORATION


Date:  February 20, 2007                        By:  /s/ ROBERT A. SPIGNO
                                                   -----------------------------
                                                   Robert A. Spigno,
                                                   Chairman of the Board,
                                                   President, Chief Executive
                                                   Officer and Chief Financial
                                                   Officer (principal executive
                                                   officer and principal
                                                   financial and accounting
                                                   officer)

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