Form 10QSB
period 2007-03-31
CONECTISYS CORP
filed 2007-05-21
CIK 790273

<pre>

________________________________________________________________________________


                       U. S. SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                    Form 10-QSB
(Mark One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2007

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

                                 Not applicable
(Former name, former address and former fiscal year, if changed since last report)
                     _________________________________________

        Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes|X| No| |

        Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act).  Yes |X| No |   |

        As of May 18, 2007, there were 20,671,931,343 shares of the issuer's common stock, no par value per share, outstanding.

        Transitional Small Business Disclosure Format (Check one):Yes| |No|X|
________________________________________________________________________________


                          PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.                                              Page

         Condensed Consolidated Balance Sheet as of
           March 31, 2007 (unaudited)........................................F-1

         Condensed Consolidated Statements of Operations for the
           Three and Six Months Ended March 31, 2007 (unaudited) and 2006 (unaudited) and the Cumulative Period From December 31, 1990
           (Inception) Through March 31, 2007 (unaudited)....................F-3

         Condensed Consolidated Statements of Changes in Shareholders'
           Equity (Deficit) for the Cumulative Period From December 31,
           1990 (Inception)Through March 31, 2007 (unaudited)................F-4

         Condensed Consolidated Statements of Cash Flows for the Six
           Months Ended March 31, 2007 (unaudited) and 2006 (unaudited)
           and the Cumulative Period From December 31, 1990 (Inception)
           Through March 31, 2007 (unaudited)...............................F-16

         Notes to Condensed Consolidated Financial Statements (unaudited)...F-19

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

Item 4.  Submission of Matters to a Vote of Security Holders..................12

Item 5.  Other Information....................................................12

Item 6.  Exhibits.............................................................12

Signatures....................................................................13

Exhibits Filed with this Report on Form 10-QSB

ITEM 1. FINANCIAL STATEMENTS.

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) CONDENSED CONSOLIDATED BALANCE SHEET
March 31, 2007
                                                                  March 31,
                                                                    2007
                                                                 Unaudited

Assets
Current assets
  Cash and cash equivalents                                 $          35,615
  Short-term investments                                               97,614
  Prepaid expenses                                                    105,317
                                                             -----------------
Total current assets                                                  238,546

Property and equipment, net of accumulated
  depreciation of $365,493                                            100,569

Other assets
  Deposits                                                             19,551
  Loan fees, net of accumulated
    amortization of $524,166                                           35,389
                                                             -----------------
Total assets                                                 $        394,055
                                                             =================


The accompanying notes are an integral part of these condensed consolidated financial statements.

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) CONDENSED CONSOLIDATED BALANCE SHEET
March 31, 2007

                                                                  March 31,
                                                                    2007
                                                                 Unaudited

Liabilities and shareholders' deficit
Current liabilities
  Accounts payable                                         $           108,384
  Accrued compensation                                               1,927,564
  Due to officers                                                          491
  Accrued interest payable                                             327,164
  Other current liabilities                                             19,926
  Notes payable and current portion of
    long-term debt                                                   2,529,696
                                                             -----------------
Total current liabilities                                            4,913,225

Long-term debt, net of current portion                               2,217,482


Commitments and contingencies


Shareholders' deficit
Preferred stock - Class A, $1.00 par value;
  1,000,000 shares authorized, 215,865 shares
  issued and outstanding                                               215,865
Convertible preferred stock - Class B, $1.00
  par value; 1,000,000 shares authorized,
  -0- shares issued and outstanding                                          0
Common stock - no par value; 50,000,000,000
  shares authorized, 20,133,165,343 shares issued
  and outstanding                                                   28,919,104
Additional paid-in capital:
  Convertible preferred stock - Class B, $1.00 par
    value, 1,000,000 stock options exercisable                         100,000
  Common stock - no par value 39,620,000
   warrants exercisable                                              1,371,813

Accumulated deficit during development stage                       (37,343,434)
                                                             -----------------
Total shareholders' deficit                                         (6,736,652)
                                                             -----------------
Total liabilities and shareholders' deficit                $           394,055
                                                             =================


The accompanying notes are an integral part of these condensed consolidated financial statements.

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Six Months Ended March 31, 2007 and 2006
And the Cumulative Period
From December 31, 1990 (Inception) Through March 31, 2007

                                                                                                                      Dec. 1, 1990
                                                                                                                       (Inception)
                                                                                                                         Period
                                           3 Months Ended      3 Months Ended     6 Months Ended     6 Months Ended      Through
                                            Mar. 31            Mar. 31             Mar. 31            Mar. 31            Mar. 31
                                             2007                2006               2007               2006                2007
                                           Unaudited          Unaudited           Unaudited          Unaudited          Unaudited

Revenues                              $               0    $              0   $              0   $              0   $      517,460

Cost of prototypes and samples                   18,180              45,814             48,345            120,660        1,390,834
                                       -----------------  -----------------   -----------------  -----------------  --------------
Gross loss                                      (18,180)            (45,814)           (48,345)          (120,660)        (873,374)

General and administrative expenses             333,561             410,825            672,304            725,111       24,757,369
Bad debt                                              0                   0                  0                  0        1,680,522
Write-off of deposits
  and intangible assets                               0                   0                  0                  0        1,316,861
                                       -----------------  -----------------   -----------------  -----------------  --------------
Loss from operations                           (351,741)           (456,639)          (720,649)          (845,771)     (28,628,126)

Other income (expenses)
  Forgiveness of debt                                 0                   0                  0                  0          504,462
  Settlement                                          0                   0                  0                  0         (125,000)
  Other income                                        0                   0                  0                  0           12,072
  Interest income                                   875                                  3,753                  0          111,145
  Interest expense                             (581,360)           (402,999)          (907,693)          (616,894)      (9,280,487)
  Minority interest                                   0                   0                  0                  0           62,500
                                        -----------------  -----------------   -----------------  -----------------  --------------
Net loss                                $      (932,226)   $       (859,638)   $    (1,624,589)   $    (1,462,665)   $ (37,343,434)
                                        =================  =================   =================  =================  ==============

Weighted-average shares outstanding       17,975,000,642      10,685,497,653     16,420,346,848      9,140,171,090

Net loss per share, basic and diluted              (0.00)              (0.00)             (0.00)             (0.00)


The accompanying notes are an integral part of these condensed consolidated financial statements.

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
CONDENSED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
For the Cumulative Period from December 1, 1990 (Inception) Through March 31, 2007
                                                                                              Deficit
                                                                                             Accumulated        Total
                           Preferred Stock       Common Stock            Additional  Stock    During the  Shareholders'
                           Class A and B         No Par Value            Paid-in  Subscription Development      Equity
                             Shares      Value     Shares      Value     Capital   Receivable     Stage      (Deficit)
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


CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
For the Cumulative Period from December 1, 1990 (Inception) Through March 31, 2007
                                                                                                   Deficit
                                                                                                 Accumulated       Total
                                  Preferred Stock      Common Stock       Additional    Stock     During the  Shareholders'
                                     Class A           No Par Value         Paid-in   Subscript. Development      Equity
                                  Shares    Value    Shares       Value     Capital   Receivable    Stage        (Deficit)
                               --------- ---------- ---------- ----------- ---------- ---------- ------------ -----------

Shares issued in exchange for:
 Cash, February 13, 1995             -   $      -        1,160 $   232,000 $      -   $      -   $        -   $   232,000
 Debt repayment, February 13,
  1995                               -          -        2,040     408,000        -          -            -       408,000
 Debt repayment, February 20,
  1995                               -          -        4,778     477,810        -          -            -       477,810
 Acquisition of assets, CIPI
  February, 1995                     -          -       28,750   1,950,000        -          -            -     1,950,000
 Acquisition of assets, April 5,
  1995                               -          -       15,000         -          -          -            -           -
 Cash and services, April and
  May 1995                           -          -       16,000     800,000        -          -            -       800,000
 Cash, June 1, 1995                  -          -          500      30,000        -          -            -        30,000
 Acquisition of assets and
  services, September 26, 1995       -          -        4,000     200,000        -          -            -       200,000
 Cash, September 28, 1995            -          -           41       3,000        -          -            -         3,000
 Acquisition of assets,
  September 1995                     -          -       35,000   1,750,000        -          -            -     1,750,000
 Return of assets, CIPI
  September, 1995                    -          -      (27,700) (1,950,000)       -          -            -    (1,950,000)
Net loss for the year                -          -          -           -          -          -     (2,293,867) (2,293,867)
                               ---------  ----------- -------- -----------   -------- ------------ ---------- -----------
Balance,
 November 30, 1995                16,345  $  16,345    129,569 $ 5,031,834   $    -   $      -    $(3,374,010)$ 1,674,169

Shares issued in exchange for:
 Cash, February, 1996                -          -        1,389     152,779        -          -            -       152,779
 Debt repayment, February 1996       -          -       10,000     612,000        -          -            -       612,000
 Services, February, 1996            -          -        3,160     205,892        -          -            -       205,892
 Cash, March, 1996                   -          -          179      25,000        -          -            -        25,000

The accompanying notes are an integral part of these condensed consolidated financial statements.


CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
For the Cumulative Period from December 1, 1990 (Inception) Through March 31, 2007
                                                                                                  Deficit
                                                                                                 Accumulated       Total
                                  Preferred Stock      Common Stock        Additional   Stock     During the  Shareholders'
                                     Class A           No Par Value         Paid-in   Subscript. Development      Equity
                                  Shares    Value    Shares       Value     Capital   Receivable    Stage        (Deficit)
                               --------- ---------- ---------- ----------- ---------- ---------- ------------ -----------
Shares returned and canceled,
  March, 1996                        -   $      -      (15,000)$       -   $      -   $      -   $        -   $       -
 Services, April, 1996               -          -           13       2,069        -          -            -         2,069
 Services, September, 1996         4,155      4,155        586      36,317        -          -            -        40,472
 Services, October, 1996             -          -        6,540     327,000        -          -            -       327,000
 Debt repayment, November, 1996      -          -        2,350      64,330        -          -            -        64,330
Net loss for the year                -          -          -           -          -          -     (2,238,933) (2,238,933)
                               --------- ---------- ---------- -----------  ---------- --------- ------------ -----------
Balance,
 November 30, 1996                20,500 $   20,500    138,786 $ 6,457,221  $     -    $     -   $ (5,612,943) $  864,778

Shares issued in exchange for:
 Services, March, 1997               -          -          228       6,879        -          -            -         6,879
 Services, April, 1997               -          -          800      13,120        -          -            -        13,120
 Services, July, 1997                -          -        1,500      16,200        -          -            -        16,200
 Cash, July, 1997                    -          -       15,000     300,000        -          -            -       300,000
 Services, August, 1997              -          -        5,958      56,000        -          -            -        56,000
Adjustment for partial shares due
 to reverse stock split (1:20)       -          -          113         -          -          -            -           -
 Services, October, 1997             -          -    1,469,666     587,865        -          -            -       587,865
 Debt repayment, October, 1997       -          -    1,540,267     620,507        -          -            -       620,507
 Cash, October, 1997                 -          -    1,500,000     281,250        -          -            -       281,250
 Services, November, 1997            -          -        4,950      10,538        -          -            -        10,538
Net loss for the year                -          -          -           -          -          -     (2,739,268) (2,739,268)
                               --------- ---------- ---------- ----------- ---------- ----------  ----------- -----------
Balance,
 November 30, 1997                20,500 $   20,500  4,677,268 $ 8,349,580 $      -   $      -    $(8,352,211)$    17,869


The accompanying notes are an integral part of these condensed consolidated financial statements.


CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
For the Cumulative Period from December 1, 1990 (Inception) Through March 31, 2007
                                                                                                  Deficit
                                                                                                 Accumulated       Total
                                  Preferred Stock      Common Stock        Additional   Stock     During the  Shareholders'
                                     Class A           No Par Value         Paid-in   Subscript. Development      Equity
                                  Shares    Value    Shares       Value    Capital    Receivable    Stage        (Deficit)
                               --------- ---------- ---------- ----------- ---------- ---------- ------------ -----------
Shares issued in exchange for:
 Services, December, 1997
  through November, 1998             -   $      -    2,551,610 $ 2,338,264 $      -   $      -   $        -   $ 2,338,264
 Debt repayment, April, 1998
  through September, 1998            -          -      250,000     129,960        -          -            -       129,960
 Cash, January, 1998 through
  July, 1998                         -          -    4,833,334   1,139,218        -          -            -     1,139,218
 Acquisition of assets,
  July, 1998                         -          -      300,000     421,478        -          -            -       421,478
 Acquisition of remaining 20%
  minority interest in
  subsidiary, July, 1998             -          -       50,000      59,247        -          -            -        59,247
 Services, November, 1998         60,000     60,000        -           -          -          -            -        60,000
Net loss for the year                -          -          -           -          -          -     (4,928,682) (4,928,682)
                               --------- ---------- ---------- ----------- ---------- ------------ ---------- -----------
Balance,
 November 30, 1998                80,500 $   80,500 12,662,212 $12,437,747 $      -   $      -    $(13,280,893)$ (762,646)

Shares issued in exchange for:
 Shares returned and canceled,
  December, 1998                     -          -   (1,350,000)   (814,536)       -          -            -      (814,536)
 Services, December, 1998
  through September, 1999            -          -      560,029     349,454    150,000        -            -       499,454
 Cash, December, 1998
  through September, 1999            -          -    1,155,800     129,537        -          -            -       129,537
 Debt repayment, Sept., 1999      39,520     39,520    960,321     197,500    100,000        -            -       337,020
Net loss for the period              -          -          -           -          -          -     (1,323,831) (1,323,831)
                               --------- ---------- ---------- -----------   -------- ------------ ---------- -----------
Balance,
 September 30, 1999              120,020 $  120,020 13,988,362 $12,299,702   $250,000 $      -    $(14,604,724)$1,935,002)

The accompanying notes are an integral part of these condensed consolidated financial statements.


CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
For the Cumulative Period from December 1, 1990 (Inception) Through March 31, 2007


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


CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
For the Cumulative Period from December 1, 1990 (Inception) Through March 31, 2007

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


CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
For the Cumulative Period from December 1, 1990 (Inception) Through March 31, 2007

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


CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
For the Cumulative Period from December 1, 1990 (Inception) Through March 31, 2007

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


CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
For the Cumulative Period from December 1, 1990 (Inception) Through March 31, 2007

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


CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
For the Cumulative Period from December 1, 1990 (Inception) Through March 31, 2007

                                                                                                   Deficit
                                                                                                  Accumulated       Total
                                  Preferred Stock       Common Stock        Additional   Stock     During the   Shareholders'
                                     Class A            No Par Value         Paid-in   Subscript. Development      Equity
                                  Shares    Value     Shares       Value     Capital   Receivable    Stage        (Deficit)
                               --------- ----------  ---------- ----------- ---------- ---------- -----------   ------------

Shares issued in exchange for:
Cash, January 2005 with a price
  of $0.00125 per share            0     $     0     4,000,000  $  5,000    $   0      $    0     $    0        %   5,000
Debt, accrued liabilities
  and prepaid retainer
  October 2004 to September
  2005 with common shares
    valued from $0.0004 to $0.0010
  per share                        0           0   591,300,000   473,362        0           0          0          473,362
Services, December 2004 through
  August 2005 valued from
  $0.0006 to $0.0010 per share     0           0    52,000,000    46,200        0           0          0           46,200
Issuance of 2,800,000 warrants
 November 2004 through
 September 2005 at an exercise
 price of $0.0039 per share, in
 conjunction with $1,400,000
 principle value of 12%
 convertible debt                  0           0            0          0    3,756           0          0           3,756
Conversion of $2,529,378 principal
  value of convertible debt,
  $3,794,067 of derivative
  conversion option
  along with $104,410 accrued
  interest, net of $973,565
  convertible debt discount        0           0 5,610,392,876    5,454,290                  0           0     5,454,290
Net loss for the year              0           0             0            0         0        0  (3,132,683)   (3,132,683)
                            ----------- --------  ------------- ----------- --------- ---------- ----------   -----------
Balance, September 30, 2005  215,865    $215,865 7,388,864,998  $26,669,088 $1,466,714$      0 $(32,666,548)  $(4,314,881)

The accompanying notes are an integral part of these condensed consolidated financial statements.


CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
For the Cumulative Period from December 1, 1990 (Inception) Through March 31, 2007

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


CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
For the Cumulative Period from December 1, 1990 (Inception) Through March 31, 2007

                                                                                                         Deficit
                                                                                                       Accumulated       Total
                                  Preferred Stock           Common Stock         Additional   Stock    During the   Shareholders'
                                     Class A                No Par Value          Paid-in   Subscript. Development      Equity
                                  Shares    Value       Shares         Value      Capital   Receivable    Stage        (Deficit)
                                --------  --------    ------------  ----------   ---------  ---------- -----------  ------------

Shares issued in exchange for:
Accrued Services November 2006
  valued at approximately
  $0.0005 per share                  0         0    250,000,000      124,165           0          0            0      124,165
Services during the fiscal year
  2007 valued at approximately
  $0.0003 per share                  0         0     75,000,000       22,500           0          0            0       22,500
Issuance of 7,000,000 warrants
 February 2007 through March 2007
 at an exercise price of $0.0009
 per share, in  conjunction with
 $350,000  principal value of 6%
 convertible debt                    0         0              0          548           0          0              0        548
Conversion of $315,011 principal
  value of convertible debt,
  $472,516 of derivative
  conversion option along with
  $257,149 accrued interest,
  net of $202,990 convertible
  debt discount                      0   $     0  5,423,370,560  $   841,686  $        0   $        $          0  $    841,686
Net loss for the period              0         0              0            0           0          0   (1,624,589)   (1,624,589)
                               --------- --------- --------------   ----------   ---------    -------   ----------   -----------
Balance, March 31, 2007          215,865 $ 215,865 20,133,165,343  $28,919,104  $1,471,813   $      0 $(37,343,434) $ (6,736,652)
                               ========= ========= ==============   ==========   =========    =======  ===========   ===========

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended March 31, 2007 and 2006
And the Cumulative Period
From December 31, 1990 (Inception) Through March 31, 2007

                                                                                Dec. 1, 1990
                                                                                 (Inception)
                                           6 Months Ended       6 Months Ended      Through
                                             March 31,            March 31,        March 31,
                                                2007                2006             2007
                                              Unaudited          Unaudited        Unaudited
Operating activities
  Net loss                                $     (1,624,589) $       (1,462,665)$ (36,265,692)
    Adjustments to reconcile net loss
      to net cash used in
      operating activities:
        Provision for bad debt                           0                   0     1,422,401
        Depreciation and amortization               10,692               5,627     1,755,094
        Stock issued for services                   22,500                   0     7,670,973
        Stock issued for interest                        0               7,030       535,591
        Settlements                                      0                   0       (25,000)
        Minority interest                                0                   0       (62,500)
        Intangibles                                      0                   0     1,316,861
        Amortization of loan fees
          and note discounts                       501,491             381,407     4,301,341
        Mark-to-market of derivative
          conversion option                        175,548             185,000     3,091,560
        Forgiveness of debt                              0                   0      (504,462)
Changes in operating assets and liabilities
  (Increase) decrease in assets
    Accounts receivable                                  0                   0        (4,201)
    Prepaid expenses and deposits                   40,763              24,362       122,880
    Interest receivable                                  0                   0       (95,700)
  Increase (decrease) in liabilities
    Accounts payable                               (46,233)            (78,076)    1,300,675
    Accrued compensation                            48,868             133,401     3,099,572
    Due to officers                                     42                  36       631,252
    Accrued interest and other current
      liabilities                                  230,618              65,587     1,223,377
                                              --------------  -----------------  ------------
      Total adjustments                            984,289             724,374    25,779,714
                                              --------------  -----------------  ------------
Net cash used in
  operating activities                            (640,300)          (738,291)   (10,485,978)

The accompanying notes are an integral part of these condensed consolidated financial statements.


CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended March 31, 2007 and 2006 And the Cumulative Period
From December 31, 1990 (Inception) Through March 31, 2007

                                                                                 Dec. 1, 1990
                                                                                    (Inception)
                                           6 Months Ended      6 Months Ended       Through
                                              March 31,           March 31,         March 31,
                                                2007                2006               2007
                                              Unaudited          Unaudited         Unaudited

Investing activities
  Increase in notes receivable            $              0  $                0 $  (1,322,500)
  Cost of license & technology                           0                   0       (94,057)
  Sale (purchase) of bank cds                      333,119                   0       (97,614)
  Purchase of equipment                             (7,494)             (8,258)     (332,880)
                                          -----------------  -----------------   ------------
Net cash provided by (used in)
  investing activities                             325,625             (8,258)    (1,847,051)

Financing activities
  Common stock issued for cash                           0                   0     3,617,172
  Stock warrants                                       548               2,368       205,433
  Preferred stock issued for cash                        0                   0        16,345
  Proceeds from stock purchase                           0                   0       281,250
  Loan fees                                        (20,000)            (20,000)     (599,555)
  Proceeds from debts
    Related party                                        0                   0       206,544
    Other                                          349,806             370,000     9,263,198
  Payments on debt
    Related party                                        0                   0       (53,172)
    Other                                                0                   0      (604,536)
  Decrease in subscription receivable                    0                   0        35,450
  Contributed capital                                    0                   0           515
                                          -----------------  -----------------   ------------
Net cash provided by
  financing activities                             330,354             352,368    12,368,644
                                          -----------------  -----------------   ------------
Net increase (decrease) in cash and
 cash equivalents                                   15,679           (394,181)        35,615

Cash and cash equivalents at
  beginning of period                               19,936             518,765             0
                                          -----------------  -----------------   ------------
Cash and cash equivalents at end
  of period                              $          35,615  $          124,584 $      35,615
                                          =================  =================  =============

The accompanying notes are an integral part of these condensed consolidated financial statements.


CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended March 31, 2007 and 2006
And the Cumulative Period
From December 31, 1990 (Inception) Through March 31, 2007


                                                                                 Dec. 1, 1990
                                                                                    (Inception)
                                            6 Months Ended      6 Months Ended       Through
                                              March 31,           March 31,         March 31,
                                                2007                2006              2007
                                              Unaudited          Unaudited         Unaudited


Cash paid during the period for
  Interest                                           3,634                   0       703,124
  Income Taxes                                           0                   0        16,050

Non-cash investing and financing activities
  Common stock issued for
    Note receivable                                      0                   0       281,250
    Prepaid expenses                                     0                   0       264,748
    Property and equipment                               0                   0       130,931
    Licenses & technology                                0                   0     2,191,478
    Acquisition of remaining
     minority interest in subsidiary                     0                   0        59,247
    Repayment of debt                              584,587           1,159,774    13,598,058
    Accrued services & interest                    381,314               7,030     5,596,816
  Preferred stock issued for
    Services                                                                 0        75,845
    Repayment of debt                                    0                   0       119,520
  Preferred stock options issued for
    repayment of debt                                    0                   0       100,000

  Re-characterize beneficial
    conversion option as debt                            0                   0       881,550

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS March 31, 2007

NOTE 1.         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements contained in the Company's Annual Report on Form 10-KSB for the year ended September 30, 2006. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for the fair presentation have been included. The results for the six months ended March 31, 2007 do not necessarily indicate the results that may be expected for the full year.

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

As of March 31, 2007, the Company had 20,133,165,343 shares of common stock outstanding. If all of the Company's unexpired warrants and options were exercised, and all the principal value and accrued interest on its outstanding convertible debentures were converted, the Company's incremental common shares (not included in the denominator of diluted loss per share because of their anti-dilutive nature) would be as follows:

Class B preferred stock options                   10,000,000
Convertible note holder - common stock warrants   39,620,000
                                              --------------
Subtotal                                          49,620,000

Accrued officer compensation ($440,000),
convertible into common stock                    358,758,842

Convertible note holder principal value
($2,373,325), accrued interest ($327,164)
assumed converted into common stock at
$0.00005 per share                            54,009,780,000
                                              --------------
Total potential common stock equivalents      54,418,158,842

Reclassifications

Certain prior period amounts have been reclassified to conform to the current year's presentation.

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007


NOTE 2. GOING CONCERN UNCERTAINTY

As of March 31, 2007, the Company had a deficiency in working capital of approximately $4,700,000 and had incurred cumulative net losses since inception of approximately $37,300,000, which raise substantial doubt about the Company's ability to continue as a going concern.

Management's plans for correcting these deficiencies include the future sales and licensing of the Company's products and technologies, the raising of capital through the issuance of additional convertible debt securities and sales of common stock, which are expected to help provide the Company with the liquidity necessary to meet operating expenses. An investor group had previously advanced the Company an aggregate amount of $5,920,000 through twenty-three similar funding tranches occurring in April 2002 through July 2006. In February 2007, the same investor group agreed to advance the Company an additional $1,350,000, subject to various conditions. The Company received $250,000 in February 2007 and $100,000 in March 2007, including certain fees payable, in connection with this additional financing. The remaining balance of $1,000,000 is to be funded in equal monthly installments of $100,000 each from April 2007 through January 2008. Over the longer term, the Company plans to achieve profitability through its operations from the sale and licensing of its H-Net(TM) automatic meter-reading system. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of the recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

NOTE 3.   PREPAID EXPENSES

The Company had previously recognized a prepaid expense of $80,000 as a staying bonus for its Chief Executive Officer as per his employment contract (see NOTE
6). The staying bonus was amortized over the calendar year 2006. For the six months ended March 31, 2007, $20,000 was amortized as officer salaries expense through December 31, 2006. No future staying bonuses currently apply.

Included in prepaid expenses is $20,000 in an escrow account designated for key man life insurance. Also included are prepaid retainers for a consultant and law firm amounting to $82,402 and $2,915, respectively.

As of March 31, 2007, the balance in prepaid expenses was $105,317.

NOTE 4.   LICENSE RIGHTS AND TECHNOLOGY

License rights and technology at March 31, 2007 consisted of the following:



        License rights                          $  421,478
        Accumulated amortization                  (421,478)
                                                 ---------
        Net book value                          $      -
                                                 =========

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007

NOTE 5.   LOAN FEES

During the year ended September 30, 2006, the Company received an aggregate of $1,270,000 from an accredited investor group in exchange for 6% convertible debentures maturing March 8, 2009, convertible at the lesser of $0.03 per share and 40% of the average of the lowest three intra-day trading prices of a share of common stock during the 20 trading days immediately preceding conversion. These convertible debentures were accompanied by an aggregate of 20,320,000 common stock warrants, exercisable over a five-year period at a exercise price of $0.0009 per share. Loan fees associated with these loans amounted to $20,000. As of September 30, 2006, aggregate loan fees amounted to $539,555, and accumulated amortization of these loan fees was $511,315

During the six months ended March 31, 2007, the Company received an aggregate of $350,000 from the same accredited investor group in exchange for 6% convertible debentures maturing February 13, 2010, convertible at the lesser of $0.03 per share and 40% of the average of the lowest three intra-day trading prices of a share of common stock during the 20 trading days immediately preceding conversion. These convertible debentures were accompanied by an aggregate of 7,000,000 common stock warrants, exercisable over a seven-year period at a exercise price of $0.0009 per share. Loan fees associated with these loans amounted to $20,000.

Total amortization of all loan fees during the six months March 31, 2007 amounted to $12,851 leaving an unamortized loan fee balance at March 31, 2007 of $35,389.

NOTE 6.    DUE TO/FROM OFFICERS

The aggregate amount due officers at March 31, 2007 was $491 and interest expense on the officer loans amounted to $42 for the six months ended March 31, 2007.

As of March 31, 2007, the Company owed its officers and former officers $1,927,564 in accrued compensation. Of this amount, $360,000 was attributable to aggregate staying bonuses payable to the President and former Chief Financial Officer of the Company as of January 1, 2005. An additional $80,000 payable to the President on January 1, 2006 was amortized over the 2006 calendar year. The staying bonuses are to be compensated for with the Company's common stock, valued at the average bid and ask price for the stock for the 30 days prior to each respective year-end issuance date. The total common stock to be issued as staying bonuses amounted to 358,758,842 shares at March 31, 2007.

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007

NOTE 7.    CONVERTIBLE DEBENTURES

Convertible debentures at March 31, 2007, including convertible debentures previously entirely converted to equity, secured by substantially all the assets of the Company, consisted of the following:

                       Original      Net         Remaining      Accrued        Unexpired
                      Principal   Proceeds to   Principal       (Unpaid)        Warrants
Issuance Date          Amount     Company(1)     Amount         Interest(2)     Issued

March 29, 2002     $    300,000  $    225,000   $    --         $   --              --

May 10, 2002            150,000       129,000        --             --              --

June 17, 2002           300,000       238,000        --           53,895            --

November 27, 2002       200,000       144,000        --             --          1,000,000

March 3, 2003           150,000       100,000        --           27,720          750,000

May 12, 2003            150,000       100,000        --           36,000          750,000

November 25, 2003       100,000        76,000        --           24,000          500,000

December 3, 2003         50,000        31,000        --           12,000          250,000

December 31, 2003        50,000        44,000        --           12,000          250,000

February 18, 2004        50,000        35,000        --           12,000          250,000

March 4, 2004           250,000       203,000        --           59,049        1,250,000

April 19, 2004          250,000       165,000        --              --           750,000

June 30, 2004           625,000       452,000        --              --         1,875,000

September 9, 2004       625,000       482,000        --              --         1,875,000

March 17, 2005        1,400,000     1,148,000     1,068,336      148,615        2,800,000

March 8, 2006         1,270,000     1,180,000       954,989       43,494       20,320,000

February 13, 2007       350,000       300,000       350,000        2,244        7,000,000
                     -----------   -----------  ------------    ----------     ----------
Total              $  6,270,000  $  5,052,000  $  2,373,325  $   431,017       39,620,000
                     ===========   ===========  ===========     ===========    ==========

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007


NOTE 7. CONVERTIBLE DEBENTURES (Continued)


(1) Amounts are approximate and represent net proceeds after deducting loan fees and expenses in connection with the issuance as well as certain expenses for legal fees incurred in connection with the preparation of reports and statements filed with the Securities and Exchange Commission.

(2) Amounts represent accrued (unpaid) interest outstanding as of March 31, 2007. The total amount of accrued and unpaid interest does not account for approximately $104,000 of outstanding pre-paid interest.

The above secured convertible debentures or notes were all issued to the same investor group (with four participating investor-members). Except for the convertible notes issued subsequent to September 9, 2004, they are due one year following their respective issuance dates. The convertible notes issued during the September 30, 2005 fiscal year are due two years from their respective issuance dates, and the convertible notes issued during the September 30, 2006 fiscal year and the six months ended March 31, 2007 are due three years from their respective issuance dates.

The conversion price of the secured convertible debentures is the lower of 40% of the average of the three lowest intra-day trading prices of a share of the Company's common stock on the OTC Bulletin Board during the twenty trading days immediately preceding the conversion date, and either (a) $0.06 for the June 2002 convertible debentures, (b) $0.01 for the November 2002 and March and May 2003 convertible debentures, (c) $0.005 for the November and December 2003 and the February, March, April, June, and September 2004 convertible debentures and the March 2005 convertible notes, or (d) $0.03 for the March 2006 and February 2007 convertible notes. As of March 31, 2007, the applicable conversion price was approximately $0.00005 per share, meaning that the principal and accrued interest (after the allocation of the prepaid interest) were potentially convertible into approximately 54,009,780,000 common shares of the Company.

Subtotal - convertible debentures (principal and interest)      $  2,804,342

Less reclassified accrued interest                                  (327,164)
Less prepaid interest offset                                        (103,853)
                                                                -------------
Subtotal principal value                                           2,373,325
Derivative conversion option - 150% of principal                   3,559,987
Less unamortized note discount                                    (1,195,204)
                                                                -------------
Net carrying value - convertible debentures                     $  4,738,108

Convertible note payable to Laurus Master Fund, Ltd.,
  Unsecured, with interest payable at an annual rate of 8%,
  conversion premium of 25% based on current market price
  of the Company's common stock (as defined), initially due
  October 12, 2001.  Currently in default                              9,070
                                                                ------------
Total - convertible debentures and notes                        $  4,747,178
  Current portion                                                  2,529,696
                                                                ------------
  Long-term portion                                             $  2,217,482
                                                                ============

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007

NOTE 7. CONVERTIBLE DEBENTURES (Continued)

As of March 31, 2007, five-year maturities of the notes payable, including convertible debentures, were as follows:

                                         Derivative    Unamortized   Subsequent
                                         Conversion       Note      Conversions to      Total
                            Principal      Option       Discount       Equity            Due
                            ---------     ---------    ------------ ---------------  -----------
Year ended March 31, 2008  $1,077,406    $1,602,503    $  (150,213) $          --    $2,529,696

Year ended March 31, 2009     954,989     1,432,484       (707,127)            --     1,680,346

Year ended March 31, 2010     350,000       525,000       (337,864)            --       537,136

Subsequent conversions to
equity                          --             --             --               --          --
                          -----------   ------------    ------------    ------------ -----------
Total notes payable       $ 2,382,395   $ 3,559,987     $(1,195,204)    $      --    $4,747,178
                          ===========   ============    ============    ============ ===========

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

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007

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

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007

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

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007

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

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007

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

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007


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

On February 13, 2007, the Company issued an aggregate of $250,000 of 6% convertible debentures in a private offering to the four accredited investors. The debentures were convertible into shares of common stock at the lesser of $.03 per share and 40% of the average of the lowest three intra-day trading prices of a share of common stock during the 20 trading days immediately preceding conversion. The debentures were accompanied by warrants to purchase up to an aggregate of 5,000,000 shares of common stock at a per share exercise price equal to $.0009.

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

Through September 30, 2003, as part of the recording of the convertible debt transactions, a beneficial conversion option was recognized, along with a corresponding convertible debt discount. The fair value of the debt instruments issued totaling $1,250,000 in principal value was $2,500,000 in aggregate, representing a 100% premium on the principal value (due to the 100% pricing advantage) and making the beneficial conversion option of $1,140,097 at the inception of the loans ($1,250,000 proceeds less $109,903 allocated to the issuance of the 6,250,000 related warrants). In October 2003, the conversion option was increased to 150% from 100% which resulted in an increase of $563,257 in the conversion option and a corresponding expense in the current period. Due to the nature of the debt instrument and its repayment terms, the beneficial conversion option was re-characterized as derivative conversion option and reclassified as additional debt. In connection with the issuance of an additional $2,000,000 of convertible debt during the year ended September 30, 2004, the derivative conversion option was increased by $3,000,000. During the year ended September 30, 2005, the derivative conversion option was increased by $2,100,000 in conjunction with the issuance of an additional $1,400,000 of convertible debt. During the year ended September 30, 2006, the derivative conversion option was increased by $1,905,000 in conjunction with the issuance of an additional $1,270,000 of convertible debt. During the six months March 31, 2007, the derivative conversion option was increased by $525,000 in conjunction with the issuance of an additional $350,000 of convertible debt.

During the fiscal year ended September 30, 2002, the Company issued 12,667,178 shares of common stock in connection with interest payments and upon conversion of an aggregate $93,130 of principal and $6,916 of related interest on the Company's convertible debentures. A corresponding pro-rata reduction of $80,702 to the beneficial conversion option was made. During the fiscal year ended September 30, 2003, the Company issued another 103,778,301 shares of common stock in connection with the CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS March 31, 2007

NOTE 8. SECURED CONVERTIBLE DEBENTURES - ASSOCIATED
         DERIVATIVE CONVERSION OPTION AND CONVERTIBLE DEBT DISCOUNT (continued)

conversion of another $193,665 of principal and $34,355 of accrued interest on the Company's convertible debentures, resulting in a convertible debt principal balance at September 30, 2003 of $963,205 (net of an aggregate of $286,795 in debt conversions through that date). A corresponding pro-rata reduction of $177,845 was made to the beneficial conversion option during the fiscal year ended September 30, 2003 (an aggregate of $258,547 since the inception of the loans), bringing the beneficial conversion option balance at September 30, 2003 to $881,550. In October 2003, the conversion option was increased to 150% from 100% resulting in an increase of $563,257 and a re-characterization of the conversion option as additional debt.

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

During the six months ended March 31, 2007, the Company issued an additional $350,000 of 6% convertible debentures. Also, the Company issued 5,423,370,453 shares of common stock in connection with the conversion of $315,011 of principal and $257,149 of accrued interest on the Company's convertible debentures, resulting in a convertible debt principal balance at March 31, 2007 of $2,373,325 (net of an aggregate of $2,700,500 in debt conversions through that date). A corresponding pro-rata reduction of $472,516 was made to the derivative conversion option during the six months ended March 31, 2007 (an aggregate of $6,007,633 since the inception of the loans) bringing the derivative conversion option balance at March 31, 2007 to $3,559,987.

The aggregate note discount of $6,270,000 is being amortized over the one-year and two-year, and three-year lives of the respective debt instruments. Of this amount, $279,115 was amortized during the fiscal year ended September 30, 2002, $653,720 was amortized during the year ended September 30, 2003, $673,705 was amortized during the year ended September 30, 2004 and $693,992 was amortized during the year ended September 30, 2005, and $715,748 was amortized during the year September 30, 2006, and $488,640 was amortized during the six months ended March 31, 2007, while $69,233 in convertible debt discount was transferred to equity upon conversion of $93,130 in debt principal during the fiscal year ended

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007

NOTE 8. SECURED CONVERTIBLE DEBENTURES - ASSOCIATED
         DERIVATIVE CONVERSION OPTION AND CONVERTIBLE DEBT DISCOUNT (continued)

September 30, 2002, $52,340 in convertible bond discount was transferred to equity upon conversion of $193,665 of debt principal during the fiscal year ended September 30, 2003, $28,571 in convertible bond discount was transferred to equity upon conversion of $218,115 of debt principal during the year ended September 30, 2004, $973,565 in convertible bond discount was transferred to equity upon conversion of $2,529,378 of debt principal during the year ended September 30, 2005, $243,177 in convertible debt discount was transferred to equity upon conversion of $547,376 of debt principal during the year ended September 30, 2006, and $202,990 in convertible debt discount was transferred to equity during the six months ended March 31, 2007 resulting in an unamortized convertible debt discount balance of $1,195,204 at March 31, 2007.

As of March 31, 2007, the Company was indebted for an aggregate of $2,700,489 including $2,373,325 of principal and $327,164 of accrued interest, net of prepaid interest of $103,853, on these convertible debentures. To the extent debentures issued by the Company are converted into shares of common stock, the Company will not be obligated to repay the amounts converted.

NOTE 9.  SHAREHOLDERS' DEFICIT

The Company's authorized capital stock consists of 50,000,000,000 shares of common stock, no par value per share and 50,000,000 shares of preferred stock, $1.00 par value per share. On June 28, 2006, the shareholders of the Company approved an increase in the amount of authorized shares of common stock from 15,000,000,000 to 50,000,000,000. Of the 50,000,000 authorized shares of preferred stock, 1,000,000 shares have been designated as Class A Preferred Stock and 1,000,000 shares have been designated as Class B Preferred Stock, and the remaining 48,000,000 shares are undesignated. As of March 31, 2007, there were 20,133,165,343 shares of the Company's common stock outstanding held by approximately 800 holders of record, 215,865 shares of the Company's Class A Preferred Stock outstanding held by one holder of record and no shares of Class B Preferred Stock outstanding.

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

During October 2006 through March 31, 2007, the Company issued 5,423,370,560 shares of common stock in connection with the conversion of $315,011 of principal, $472,516 of derivative conversion option and $257,149 of accrued interest, net of $202,990 convertible debt discount for a total conversion amount of $841,686 of the Company's convertible debentures.

NOTE 10.        STOCK OPTIONS AND WARRANTS

During the fiscal year ended September 30, 1999, the Company issued to a note holder options to purchase 500,000 shares of the Company's Class B preferred stock at an exercise price of $5.00 per share. As consideration, the Company reduced its debt to the note holder by $50,000 and received an extension of time to pay-off its promissory note. The Company also issued to its Chief Executive Officer options to purchase another 500,000 shares of the Company's Class B preferred stock at an exercise price of $5.00 per share in exchange for a reduction in debt of $50,000. Total consideration received on the above issued options, as evidenced by debt reduction, was $100,000. These options were initially exercisable through November 1, 2002 and are exercisable into common

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007

NOTE 10.       STOCK OPTIONS AND WARRANTS (continued)

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

All common stock options and warrants issued to consultants and other non-employees have been recorded at the fair value of the services rendered and equivalent to the market value (as discounted, if applicable) of the equity
instruments received in accordance with  SFAS No. 123.   The market value was
determined by utilizing an averaging convention of between 5 to 30 days of the closing price of the Company's common shares as traded on the OTC Bulletin Board (stock symbol CNES) through the grant date and applying certain mathematical assumptions as required under the Black-Scholes model. Such assumptions were generally the same as those mentioned above when making fair value disclosures for the issuance of officer and employee stock options. These included the

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007

NOTE 10.        STOCK OPTIONS AND WARRANTS (continued)

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

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007

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

In March through July 2006, 20,320,000 five-year common stock warrants were issued to an accredited investor group in connection with a $1,270,000 6% convertible debenture financing arrangement (see NOTE 7 above). The allocated cost of these warrants amounted to $4,551, resulting in a recorded balance of stock options and warrants exercisable at both September 30, 2006 and December 31, 2006 of $1,471,265 (including $100,000 attributable to 1,000,000 Class B preferred stock options noted above).

In February through March 2007, 7,000,000 seven-year common stock warrants were issued to an accredited investor group in connection with a $350,000 6% convertible debenture financing arrangement (see NOTE 7 above). The allocated cost of these warrants amounted to $548, resulting in a recorded balance of stock options and warrants exercisable at both September 30, 2006 and March 31, 2007 of $1,471,813.

The common stock option and warrant activity during the six months ended March 31, 2007 and 2006 is summarized as follows:

                                         Common Stock   Weighted
                                            Options      Average
                                              and       Exercise
                                            Warrants      Price
                                          ----------    --------
Balance outstanding, October 1, 2006      32,620,000    $ 0.0018

  Granted                                  7,000,000      0.0009

  Expired                                        -           -
                                          ----------     -------
Balance outstanding, March 31, 2007       39,620,000    $ 0.0018


Balance outstanding, October 1, 2005      14,243,654    $ 0.0056

  Granted                                  5,920,000      0.0009

  Expired                                 (1,943,654)     0.3800
                                         -----------     -------
Balance outstanding, March 31, 2006       18,220,000    $ 0.0028
                                          ==========     =======

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS March 31, 2007


The following table summarizes information about common stock options and warrants at March 31, 2007:

                                  Outstanding             Exercisable
                         Common    Weighted    Weighted      Common    Weighted
     Range of             Stock    Average      Average       Stock    Average
     Exercise           Options/     Life      Exercise     Options/   Exercise
      Prices            Warrants   (Months)     Price      Warrants    Price
  ---------------       ---------  -------     --------    ----------  --------
$ 0.0050 - $ 0.0050     1,000,000       32     $ 0.0050     1,000,000  $ 0.0050
$ 0.0050 - $ 0.0050       750,000       38     $ 0.0050       750,000  $ 0.0050
$ 0.0050 - $ 0.0050       750,000       40     $ 0.0050       750,000  $ 0.0050
$ 0.0050 - $ 0.0050       500,000       44     $ 0.0050       500,000  $ 0.0050
$ 0.0050 - $ 0.0050       250,000       44     $ 0.0050       250,000  $ 0.0050
$ 0.0050 - $ 0.0050       250,000       45     $ 0.0050       250,000  $ 0.0050
$ 0.0050 - $ 0.0050       250,000       47     $ 0.0050       250,000  $ 0.0050
$ 0.0050 - $ 0.0050     1,250,000       47     $ 0.0050     1,250,000  $ 0.0050
$ 0.0020 - $ 0.0020       750,000       49     $ 0.0020       750,000  $ 0.0020
$ 0.0020 - $ 0.0020     1,875,000       54     $ 0.0020     1,875,000  $ 0.0020
$ 0.0020 - $ 0.0020     1,875,000       56     $ 0.0020     1,875,000  $ 0.0020
$ 0.0039 - $ 0.0039       316,066       36     $ 0.0039       316,066  $ 0.0039
$ 0.0039 - $ 0.0039       217,466       36     $ 0.0039       217,466  $ 0.0039
$ 0.0039 - $ 0.0039     1,087,330       36     $ 0.0039     1,087,330  $ 0.0039
$ 0.0039 - $ 0.0039     1,179,138       36     $ 0.0039     1,179,138  $ 0.0039
$ 0.0009 - $ 0.0009     5,920,000       47     $ 0.0009     5,920,000  $ 0.0009
$ 0.0009 - $ 0.0009     1,600,000       47     $ 0.0009     1,600,000  $ 0.0009
$ 0.0009 - $ 0.0009     1,600,000       47     $ 0.0009     1,600,000  $ 0.0009
$ 0.0009 - $ 0.0009     1,600,000       47     $ 0.0009     1,600,000  $ 0.0009
$ 0.0009 - $ 0.0009     9,600,000       47     $ 0.0009     9,600,000  $ 0.0009
$ 0.0009 - $ 0.0009     5,000,000       82     $ 0.0009     5,000,000  $ 0.0009
$ 0.0009 - $ 0.0009     2,000,000       82     $ 0.0009     2,000,000  $ 0.0009
$ 0.0009 - $ 0.0050    39,620,000       52     $ 0.0018    39,620,000  $ 0.0018
 ==================    ==========       ==     ========    ==========  ========

NOTE 11.       SUBSEQUENT EVENTS

COMMON STOCK ISSUANCES-Subsequent to March 31, 2007, the Company issued approximately 360,000,000 shares of common stock through April 26, 2007 in exchange for the reduction of approximately $45,000 in accrued interest (including the derivative conversion option portion).

ADDITIONAL FUNDING-Monthly installments of $100,000 each from the Company's February 13, 2007 aggregate financing arrangement for $1,350,000 were received in April and May 2007.

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

        In January 2007, we signed an Independent Contractor Agreement with Trimark Associates Inc., or Trimark, for the installation of our H-Net(TM) technology for a key irrigation district cooperative in Northern California. Trimark is expected to provide Meter Service Provider and Meter Data Management Agent services for this project. We believe that the project has a revenue potential of up to $500,000 and that this contract will be the first in a series of contracts for H-Net(TM) technology installations throughout California. As of May 18, 2007, we have completed work on the feasibility portion of the contract and the results have been presented to Trimark. Trimark's decision is pending regarding release of the design phase of the contract.

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

   Going Concern Assumption

        We have based our financial statements on the assumption of our operations continuing as a going concern. As a result, we continue to depreciate fixed assets and show certain debts as long-term. As of March 31, 2007, we had a deficiency in working capital of approximately $4.7 million and had incurred cumulative net losses since inception of approximately $37.3 million, which raise substantial doubt about our ability to continue as a going concern. Our plans for correcting these deficiencies include the future sales and licensing of our products and technologies and the raising of capital through the issuance of common stock, which are expected to help provide us with the liquidity necessary to meet operating expenses. An investor group has advanced us an aggregate amount of approximately $6.4 million. Over the longer-term, we plan to achieve profitability through our operations from the sale and licensing of our H-Net (TM) automatic meter-reading system. Our consolidated financial statements do not include any adjustments relating to the recoverability and classification of the recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue our existence.

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

Results of Operations

    Comparison of Results of Operations for the Three Months Ended March 31, 2007 and 2006

        We did not generate any revenues for the three months ended March 31, 2007 and 2006. Cost of prototypes and samples for the three months ended March 31, 2007 was $18,180 as compared to $45,814 for the three months ended March 31, 2006, representing a decrease of $27,634, or 60%. This decrease in cost of prototypes and samples primarily was due to a decrease in production of models and prototypes of our H-Net(TM) products used for sales and marketing purposes.

        General and administrative expenses decreased by $77,264, or 19%, to $333,561 for the three months ended March 31, 2007 as compared to $410,825 for the same period in 2006. This decrease was primarily due to decreased expenses associated with legal and consulting services.

        Interest expense increased by $178,361, or 44%, to $581,360 during the three months ended March 31, 2007 as compared to $402,999 for the same period in 2006. The increase in interest expense was primarily attributable to increased amortization of convertible debt discount on our convertible debentures and notes.

        Net loss for the three months ended March 31, 2007 increased by $72,588, or 8%, to $932,226 as compared to a net loss of $859,638 for the same period in 2006. The increase in net loss primarily resulted from the increases in general and administrative expenses and amortization of convertible debt discount, which was partially offset by the decrease in general and administrative expenses, as discussed above.

     Comparison of Results of Operations for the Six Months Ended March 31, 2007 and 2006

        We did not generate any revenues for the six months ended March 31, 2007 and 2006. Cost of prototypes and samples for the six months ended March 31, 2007 was $48,345 as compared to $120,660 for the six months ended March 31, 2006, representing a decrease of $72,315, or 60%. This decrease in cost of prototypes and samples primarily was due to a decrease in production of models and prototypes of our H-Net(TM) products used for sales and marketing purposes.

        General and administrative expenses decreased by $52,807, or 7%, to $672,304 for the six months ended March 31, 2007 as compared to $725,111 for the same period in 2006. This decrease was primarily due to decreased expenses associated with legal and consulting services.

        Interest expense increased by $290,799, or 47%, to $907,693 during the six months ended March 31, 2007 as compared to $616,894 for the same period in 2006. The increase in interest expense was primarily attributable to increased amortization of convertible debt discount on our convertible debentures and notes.

        Net loss for the six months ended March 31, 2007 increased by $161,924, or 11%, to $1,624,589 as compared to a net loss of $1,462,665 for the same period in 2006. The increase in net loss primarily resulted from the increases in general and administrative expenses and amortization of convertible debt discount, which was partially offset by the decrease in general and administrative expenses, as discussed above.

Liquidity and Capital Resources

        During the six months ended March 31, 2007, we financed our operations solely through private placements of securities. We are actively pursuing sales of our H-Net(TM) systems with meter manufacturers and other companies in the energy industry. However, we have not yet sold any H-Net(TM) systems. We have no history of revenues and have incurred significant losses since the beginning of the development of our H- Net(TM) system. We have significant accumulated and working capital deficits. As a result of our financial condition, our independent auditors have issued a report questioning our ability to continue as a going concern. Our consolidated financial statements as of March 31, 2007 and for the years ended September 30, 2006 and 2005 have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

        As of March 31, 2007, we had a working capital deficit of approximately $4.7 million and an accumulated deficit of approximately $37.3 million. As of that date, we had approximately $133,000 in cash and cash equivalents and short-term investments. We had accounts payable and accrued compensation expenses of approximately $2.0 million. We had other current liabilities, including amounts due to officers, accrued interest and current portion of convertible debentures of approximately $2.9 million, including debts incurred prior to the beginning of fiscal year 2007. To the extent convertible debentures or promissory notes that we have issued are converted into shares of common stock, we will not be obligated to repay the converted amounts.

        Cash used in our operating activities totaled approximately $640,000 for the six months ended March 31, 2007 as compared to approximately $738,000 for the six months ended March 31, 2006. Cash provided by our investing activities totaled approximately $326,000 for the six months ended March 31, 2007 as compared to cash used in our investing activities of $8,000 for the six months ended March 31, 2006. The increase in cash provided by our investing activities was primarily caused by the sale of $333,000 in short-term investments.

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

        As of May 18, 2007, we were in default under our obligations to register for resale shares of our common stock underlying certain of our outstanding convertible debentures and notes due to our failure to timely register for resale a sufficient number of shares of our common stock upon conversion of those convertible debentures and notes. Our registration obligations require us to register for resale 200% of all registrable securities, which are largely comprised of the shares of common stock issuable upon conversion or exercise of our outstanding convertible debentures, notes and warrants. We have historically been unable to register for resale the full required amounts of shares of common stock due in part to limitations in our available authorized capital. As we have increased our authorized capital from time to time, we have often been reluctant to utilize all or nearly all available authorized capital to satisfy our registration obligations. This reluctance arises from our need to maintain available authorized capital for other potential financing transactions that we may need to conduct to fund our research and development and otherwise maintain sufficient capital resources to fund our operations. In addition, because the number of registrable securities is calculated based on a discount to the prevailing market price of our common stock, and market prices for our common stock have generally declined throughout the duration of our convertible debenture and note financings, the number of registrable securities has substantially increased. Accordingly, although we may have been in compliance initially, the decline in market prices for our common stock has caused us to fall out of compliance with our registration obligations.

        As of May 18, 2007, we were also in default under our obligations to make interest payments under nearly all of our outstanding convertible debentures and notes due to our lack of liquidity to fund those interest payments. Although we received substantial cash investments in connection with our convertible debenture and note financing transactions, we have been reluctant to make quarterly cash interest payments to our investors. This reluctance arises from our need to maintain sufficient capital resources to fund our research and development and our operations. However, on various occasions, we have prepaid certain interest amounts in connection with convertible debenture and note financing transactions. In these instances, we were able to at least temporarily, and on occasion fully, comply with our interest payment obligations until the convertible debentures or notes were fully converted into shares of our common stock. In our most recent February 2007 and March 2006 convertible note financing transactions, we did not prepay any interest amounts and we expect to continue indefinitely to be in default of our obligations to make quarterly interest payments under those convertible notes as well as numerous other convertible debentures and notes outstanding from prior financing transactions.

        As of May 18, 2007, we owed principal and unpaid interest on our convertible debentures and notes in an aggregate amount of approximately $2.7 million, net of approximately $104,000 of prepaid interest, all of which we believe would be immediately due and payable upon demand by the holders of our secured convertible debentures and notes.

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

        As of May 18, 2007, we had issued the following secured convertible debentures and notes, which provide for interest at the rate of 12% per annum, except for the notes issued in March 2005, which provide for interest at the rate of 8% per annum, and the notes issued in March 2006 and February 2007, which provide for interest at the rate of 6% per annum, and warrants to purchase common stock to various accredited inventors in connection with debenture and note offering transactions:

                        Original           Net          Remaining     Accrued and      Warrants
                        Principal      Proceeds to      Principal       Unpaid         Issued in
Issuance Date          Amount($)(1)  ConectiSys($)(2)   Amount($)    Interest($)(3)   Offering(#)
---------------        ------------- ----------------- -----------  ----------------  -----------
June 17, 2002           $    300,000 $     238,000      $        -   $    27,016            -
November 27, 2002            200,000       144,000               -          -           1,000,000
March 3, 2003                150,000       100,000               -        27,700          750,000
May 12, 2003                 150,000       100,000               -        36,000          750,000
November 25, 2003            100,000        76,000               -        24,000          500,000
December 3, 2003              50,000        31,000               -        12,000          250,000
December 31, 2003             50,000        44,000               -        12,000          250,000
February 18, 2004             50,000        35,000               -        12,000          250,000
March 4, 2004                250,000       203,000               -        59,048        1,250,000
April 19, 2004               250,000       165,000               -          -             750,000
June 30, 2004                625,000       452,000               -          -           1,875,000
September 9, 2004            625,000       482,000               -          -           1,875,000
March 17, 2005             1,400,000     1,148,000       1,068,336       159,855        2,800,000
March 8, 2006              1,270,000     1,180,000         954,989        51,030       20,320,000
February 13, 2007            550,000       480,000         550,000         5,696       11,000,000
                        ------------ -------------    ------------   -----------       ----------
     Total:             $  6,020,000 $   4,878,000    $  2,573,325   $   426,345       43,620,000
                        ============ =============    ============   ===========       ==========
        __________________
        (1)     Amounts shown do not include additional convertible debentures issued prior to June 17, 2002 having an aggregate original principal amount of $450,000 that were fully converted to
                equity.
        (2)     Amounts are approximate and represent net proceeds after deducting expenses incurred in connection with the offering as well as expenses for legal fees incurred in connection with preparation of reports and statements filed with the Securities and Exchange Commission.
        (3)     Amounts are approximate and represent accrued (unpaid) interest outstanding as of May 18, 2007. The total amount of accrued and unpaid interest does not account for approximately $104,000 of outstanding pre-paid interest.

        Each of the above outstanding secured convertible debentures or notes, except for the convertible notes issued in March 2005, March 2006 and February 2007, are due one year following their respective issuance dates. The convertible notes issued in March 2005 are due two years following their issuance dates. The convertible notes issued in March 2006 and February 2007 are due three years following their issuance dates. The conversion price of our secured convertible debentures is the lower of 40% of the average of the three lowest intra-day trading prices of a share of our common stock on the OTC Bulletin Board during the twenty trading days immediately preceding the conversion date, and either (a) $.06 for the June 2002 convertible debentures,
(b) $.01 for the November 2002, March and May 2003 convertible debentures, (c) $.005 for the November and December 2003 and the February, March, April, June and September 2004 convertible debentures and the March 2005 convertible notes, or (d) $.03 for the March 2006 and February 2007 convertible notes. As of May 18, 2007, the applicable conversion price was approximately $0.00005 per share.

        Our continued operations are dependent on securing additional sources of liquidity through debt and/or equity financing.

        As indicated above, our consolidated financial statements as of March 31, 2007 and for the years ended September 30, 2006 and 2005 have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As discussed in this report and in Note 2 to our condensed consolidated financial statements included in this report, we have suffered recurring losses from operations and at March 31, 2007 had substantial net capital and working capital deficiencies. These factors, among others, raised substantial doubt about our ability to continue as a going concern and led our independent registered public accounting firm to modify its unqualified report to include an explanatory paragraph related to our ability to continue as a going concern. The consolidated financial statements included in this document do not include any adjustments that might result from the outcome of this uncertainty.

        We have been, and currently are, working toward identifying and obtaining new sources of financing. Our current convertible debenture and note investors have provided us with an aggregate of approximately $6.4 million in financing to date. No assurances can be given that they will provide any additional financing in the future. Our current secured convertible debenture and note financing documents contain notice and right of first refusal provisions and the grant of a security interest in substantially all of our assets in favor of the convertible debenture and note investors, all of which provisions will restrict our ability to obtain debt and/or equity financing from any investor other than our current investors.

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

Effect of Inflation

        Inflation did not have any significant effect on our operations during the six months ended March 31, 2007. Further, inflation is not expected to have any significant effect on our future operations.

Impact of New Accounting Pronouncements

        The Financial Accounting Standards Board, or FASB, has established a recent accounting pronouncement.

        In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defined fair value, established a framework for measuring fair value and expands disclosures about fair-value measurements required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of adopting SFAS No. 157.

ITEM 3.  CONTROLS AND PROCEDURES.

        Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) has concluded, based on his evaluation as of March 31, 2007 (the "Evaluation Date"), that the design and operation of our "disclosure controls and procedures" (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act")) are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated, recorded, processed, summarized and reported to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding whether or not disclosure is required.

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

                            PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

     None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

        In January 2007, we issued an aggregate of 1,159,280,923 shares of common stock to four accredited investors upon conversion of an aggregate of $88,106 in principal and interest on our convertible debentures.

        In February 2007, we issued an aggregate of 2,482,262,699 shares of common stock to four accredited investors upon conversion of an aggregate of $188,651 in principal and interest on our convertible debentures.

        In March 2007, we issued an aggregate of 459,169,248 shares of common stock to four accredited investors upon conversion of an aggregate of $23,705 in interest on our convertible debentures.

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

        As of May 18, 2007, we were in default under our obligations to register for resale shares of our common stock underlying certain of our outstanding convertible debentures and notes due to our failure to timely register for resale a sufficient number of shares of our common stock upon conversion of those convertible debentures and notes. Our registration obligations require us to register for resale 200% of all registrable securities, which are largely comprised of the shares of common stock issuable upon conversion or exercise of our outstanding convertible debentures, notes and warrants. We have historically been unable to register for resale the full required amounts of shares of common stock due in part to limitations in our available authorized capital. As we have increased our authorized capital from time to time, we have often been reluctant to utilize all or nearly all available authorized capital to satisfy our registration obligations. This reluctance arises from our need to maintain available authorized capital for other potential financing transactions that we may need to conduct to fund our research and development and otherwise maintain sufficient capital resources to fund our operations. In addition, because the number of registrable securities is calculated based on a discount to the prevailing market price of our common stock, and market prices for our common stock have generally declined throughout the duration of our convertible debenture and note financings, the number of registrable securities has substantially increased. Accordingly, although we may have been in compliance initially, the decline in market prices for our common stock has caused us to fall out of compliance with our registration obligations.

        As of May 18, 2007, we were also in default under our obligations to make interest payments under nearly all of our outstanding convertible debentures and notes due to our lack of liquidity to fund those interest payments. Although we received substantial cash investments in connection with our convertible debenture and note financing transactions, we have been reluctant to make quarterly cash interest payments to our investors. This reluctance arises from our need to maintain sufficient capital resources to fund our research and development and our operations. However, on various occasions, we have prepaid certain interest amounts in connection with convertible debenture and note financing transactions. In these instances, we were able to at least temporarily, and on occasion fully, comply with our interest payment obligations until the convertible debentures or notes were fully converted into shares of our common stock. In our most recent February 2007 and March 2006 convertible note financing transactions, we did not prepay any interest amounts and we expect to continue indefinitely to be in default of our obligations to make quarterly interest payments under those convertible notes as well as numerous other convertible debentures and notes outstanding from prior financing transactions.

        As of May 18, 2007, we owed principal and unpaid interest on our convertible debentures and notes in an aggregate amount of approximately $2.7 million, net of approximately $104,000 of prepaid interest, all of which we believe would be immediately due and payable upon demand by the holders of our secured convertible debentures and notes.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        None.

ITEM 5.  OTHER INFORMATION.

        None.

ITEM 6.  EXHIBITS.


Exhibits
--------

Exhibit No.     Description
------------    -----------
  10.1          Independent Contractor Agreement dated January 7, 2007 between
                Conectisys Corporation and Trimark Associates, Inc. (*)

  10.2 Securities Purchase Agreement dated as of February 13, 2007 by and between the Registrant and the purchasers named therein (*)

  10.3          Form of Callable Secured Convertible Note due February 13,
                2010 (1)

  10.4          Form of Stock Purchase Warrant dated as of February 13, 2007 (1)

  10.5 Registration Rights Agreement dated as of February 13, 2007 by and between the Registrant and the investors named therein (1)

  10.6 Security Agreement dated as of February 13, 2007 between the Registrant and the secured parties named therein (1)

  10.7 Intellectual Property Security Agreement dated as of February 13, 2007 between the Registrant and the secured parties named Therein (1)

  31.1 Certification Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)

  31.2 Certification Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)

  32.1 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)
________________
 (*) Filed herewith
 (1) Filed as an exhibit to the Registrant's Current Report on Form 8-K for February 16, 2007 (File No. 33-3560D) filed with the Securities and Exchange Commission on February 20, 2007.

                                    SIGNATURES

        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                          CONECTISYS CORPORATION

Date:  May 21, 2007                       By:  /s/ ROBERT A. SPIGNO
                                          -------------------------
                                          Robert A. Spigno,
                                          Chairman of the Board, President,
                                          Chief Executive Officer and Chief
                                          Financial Officer (principal executive
                                          officer and principal financial and
                                          accounting officer)

                 EXHIBITS FILED WITH THIS REPORT ON FORM 10-QSB

Exhibit No.     Description
-----------     -----------
  10.1          Independent Contractor Agreement dated January 7, 2007 between
                Conectisys Corporation and Trimark Associates, Inc.

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