Form 10QSB
period 2007-06-30
CONECTISYS CORP
filed 2007-08-14
CIK 790273

<pre>
________________________________________________________________________________


                       U. S. SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                    Form 10-QSB
(Mark One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2007

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

        As of August 13, 2007, there were 23,178,835,821 shares of the issuer's common stock, no par value per share, outstanding.

        Transitional Small Business Disclosure Format (Check one):Yes| |No|X|

--------------------------------------------------------------------------------

                           PART I - FINANCIAL INFORMATION
                                                                          Page
Item 1.  Financial Statements.

Condensed Consolidated Balance Sheet as of June 30, 2007 (unaudited).......F-1

Condensed Consolidated Statements of Operations for the Three and Nine
     Months Ended June 30, 2007 (unaudited) and 2006 (unaudited)
     and the Cumulative Period From December 31, 1990 (Inception)
     Through June 30, 2007 (unaudited )....................................F-3

Condensed Consolidated Statements of Changes in Shareholders'
     Equity (Deficit) for the Cumulative Period From
     December 31, 1990 (Inception) Through June 30, 2007 (unaudited).......F-4

Condensed Consolidated Statements of Cash Flows for the Nine
     Months Ended June 30, 2007 (unaudited) and 2006 (unaudited) and the Cumulative Period From December 31, 1990 (Inception) Through
     June 30, 2007 (unaudited)............................................F-16

Notes to Condensed Consolidated Financial Statements (unaudited)..........F-19

Item 2.  Management's Discussion and Analysis or Plan of Operation...........2

Item 3.  Controls and Procedures............................................10

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings..................................................10

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds........10

Item 3.  Defaults Upon Senior Securities....................................10

Item 4.  Submission of Matters to a Vote of Security Holders................12

Item 5.  Other Information..................................................12

Item 6.  Exhibits...........................................................12

Signatures..................................................................13

Exhibits Filed with this Report on Form 10-QSB

ITEM 1. FINANCIAL STATEMENTS.

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) CONDENSED CONSOLIDATED BALANCE SHEET
June 30, 2007
                                                                  June 30,
                                                                    2007
                                                                 Unaudited

Assets
Current assets
  Cash and cash equivalents                                 $          30,467
  Prepaid expenses                                                     46,602
                                                            -----------------
Total current assets                                                   77,069

Property and equipment, net of accumulated
  depreciation of $371,141                                            101,712

Other assets
  Deposits                                                              9,551
  Loan fees, net of accumulated
    amortization of $529,543                                           30,011
                                                             -----------------
Total assets                                                 $        218,343
                                                             =================

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) CONDENSED CONSOLIDATED BALANCE SHEET
June 30, 2007

                                                                  June 30,
                                                                    2007
                                                                 Unaudited

Liabilities and shareholders' deficit
Current liabilities
  Accounts payable                                         $           118,264
  Accrued compensation                                               1,951,737
  Due to officers                                                          514
  Accrued interest payable                                             316,499
  Other current liabilities                                             19,926
  Notes payable and current portion of
    long-term debt                                                   2,093,291
                                                             -----------------
Total current liabilities                                            4,500,231

Long-term debt, net of current portion                               3,326,726

Commitments and contingencies                                                0

Shareholders' deficit
Preferred stock - Class A, $1.00 par value;
  1,000,000 shares authorized, 215,865 shares
  issued and outstanding                                               215,865
Convertible preferred stock - Class B, $1.00
  par value; 1,000,000 shares authorized,
  -0- shares issued and outstanding                                          0
Common stock - no par value; 50,000,000,000
  shares authorized, 21,211,056,743 shares issued
  and outstanding                                                   29,053,841
Additional paid-in capital:
  Convertible preferred stock - Class B, $1.00 par
    value, 1,000,000 stock options exercisable                         100,000
  Common stock - no par value 45,620,000
   warrants exercisable                                              1,372,282

Accumulated deficit during development stage                       (38,350,602)
                                                             -----------------
Total shareholders' deficit                                         (7,608,614)
                                                             -----------------
Total liabilities and shareholders' deficit                $           218,343
                                                             =================


The accompanying notes are an integral part of these condensed consolidated financial statements.

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Nine Months Ended June 30, 2007 and 2006
And the Cumulative Period
From December 31, 1990 (Inception) Through June 30, 2007

                                                                                                                      Dec. 1, 1990
                                                                                                                       (Inception)
                                                                                                                         Period
                                        3 Months Ended      3 Months Ended     9 Months Ended     9 Months Ended        Through
                                            June 30            June 30             June 30            June 30           June 30
                                             2007                2006                2007               2006              2007
                                          Unaudited           Unaudited           Unaudited          Unaudited         Unaudited

Revenues                              $           6,922    $              0   $          6,922   $              0   $      524,382

Cost of prototypes and samples                   80,082              67,903            140,271            188,563        1,482,760
                                       -----------------  -----------------   -----------------  -----------------  --------------
Gross loss                                      (73,160)            (67,903)          (133,349)          (188,563)        (958,378)

General and administrative expenses             425,617             249,349          1,086,076            974,460       25,171,141
Bad debt                                              0                   0                  0                  0        1,680,522
Write-off of deposits
  and intangible assets                          10,000                   0             10,000                  0        1,326,861
                                       -----------------  -----------------   -----------------  -----------------  --------------
Loss from operations                           (508,777)           (317,252)        (1,229,425)        (1,163,023)     (29,136,902)

Other income (expenses)
  Forgiveness of debt                                 0                   0                  0                  0          504,462
  Settlement                                          0                   0                  0                  0         (125,000)
  Other income                                        0                   0                  0                  0           12,072
  Interest income                                   397                 642              4,150                642          111,542
  Interest expense                             (498,788)           (387,305)        (1,406,482)        (1,004,199)      (9,779,276)
  Minority interest                                   0                   0                  0                  0           62,500
                                       -----------------  -----------------   -----------------  -----------------  --------------
Net loss                                $    (1,007,168)   $       (703,915)   $    (2,631,757)   $    (2,166,580)   $ (38,350,602)
                                       =================  =================   =================  =================  ==============

Weighted-average shares outstanding      20,409,372,713      13,711,421,521     17,747,268,701     10,675,043,498

Net loss per share, basic and diluted             (0.00)              (0.00)             (0.00)             (0.00)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
CONDENSED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
For the Cumulative Period from December 1, 1990 (Inception) Through June 30, 2007
                                                                                              Deficit
                                                                                             Accumulated        Total
                           Preferred Stock       Common Stock            Additional  Stock    During the  Shareholders'
                           Class A and B         No Par Value            Paid-in  Subscription Development      Equity
                             Shares      Value     Shares      Value     Capital   Receivable     Stage      (Deficit)
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


CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
For the Cumulative Period from December 1, 1990 (Inception) Through June 30, 2007
                                                                                                   Deficit
                                                                                                 Accumulated       Total
                                  Preferred Stock      Common Stock       Additional    Stock     During the  Shareholders'
                                     Class A           No Par Value         Paid-in   Subscript. Development      Equity
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


CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
For the Cumulative Period from December 1, 1990 (Inception) Through June 30, 2007
                                                                                                  Deficit
                                                                                                 Accumulated       Total
                                  Preferred Stock      Common Stock        Additional   Stock     During the  Shareholders'
                                     Class A           No Par Value         Paid-in   Subscript. Development      Equity
                                  Shares    Value    Shares       Value     Capital   Receivable    Stage        (Deficit)
                               --------- ---------- ---------- ----------- ---------- ---------- ------------ -----------
Shares returned and canceled,
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


CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
For the Cumulative Period from December 1, 1990 (Inception) Through June 30, 2007
                                                                                                  Deficit
                                                                                                 Accumulated       Total
                                  Preferred Stock      Common Stock        Additional   Stock     During the  Shareholders'
                                     Class A           No Par Value         Paid-in   Subscript. Development      Equity
                                  Shares    Value    Shares       Value    Capital    Receivable    Stage        (Deficit)
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


CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
For the Cumulative Period from December 1, 1990 (Inception) Through June 30, 2007


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


CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
For the Cumulative Period from December 1, 1990 (Inception) Through June 30, 2007

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


CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
For the Cumulative Period from December 1, 1990 (Inception) Through June 30, 2007

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


CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
For the Cumulative Period from December 1, 1990 (Inception) Through June 30, 2007

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


CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
For the Cumulative Period from December 1, 1990 (Inception) Through June 30, 2007
                                                                                                    Deficit
                                                                                                  Accumulated       Total
                                  Preferred Stock       Common Stock        Additional   Stock     During the  Shareholders'
                                     Class A            No Par Value         Paid-in   Subscript. Development      Equity
                                  Shares    Value     Shares       Value     Capital   Receivable    Stage        (Deficit)
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


CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
For the Cumulative Period from December 1, 1990 (Inception) Through June 30, 2007

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


CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
For the Cumulative Period from December 1, 1990 (Inception) Through June 30, 2007

                                                                                                   Deficit
                                                                                                 Accumulated       Total
                                  Preferred Stock       Common Stock        Additional   Stock     During the   Shareholders'
                                     Class A            No Par Value         Paid-in   Subscript. Development      Equity
                                  Shares    Value     Shares       Value     Capital   Receivable    Stage        (Deficit)
                                --------- ----------  ---------- ----------- ---------- ---------- -----------   ------------
Shares issued in exchange for:
Cash, April through July 2006
  with prices ranging from
  $0.00015 to $0.00050 per  share      0  $       0    533,333,333 $   125,000 $        0   $    0 $          0  $    125,000
Services, March 2006 valued
  at approximately $0.00071 per share  0          0      4,368,872       3,100          0        0            0         3,100
Issuance of 20,320,000 warrants
 September 2006 at an exercise
 price of $0.0009 per share, in
 conjunction with $1,270,000
 principal value of 6%
 convertible debt                      0          0              0           0      4,551        0            0         4,551
Conversion of $547,376 principal
  value of 8% and 12% convertible debt,
  $821,065 of derivative conversion
  option, along with $8,300 accrued
  interest, net of $243,177
  convertible debt discount            0          0  6,458,227,580   1,133,564          0        0             0    1,133,564
Net loss for the period                0          0              0           0          0        0    (3,052,297)  (3,052,297)
                               ---------- ---------- ------------- ----------- ----------   ------  ------------  -----------
Balance, September 30, 2006      215,865  $ 215,865 14,384,794,783 $27,930,753 $1,471,265   $    0  $(35,718,845) $(6,100,962)

The accompanying notes are an integral part of these condensed consolidated financial statements.


CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
For the Cumulative Period from December 1, 1990 (Inception) Through June 30, 2007

                                                                                                         Deficit
                                                                                                        Accumulated       Total
                                  Preferred Stock           Common Stock         Additional   Stock     During the   Shareholders'
                                     Class A                No Par Value          Paid-in   Subscript.  Development    Equity
                                  Shares    Value       Shares         Value      Capital   Receivable    Stage       (Deficit)
                                    Unaudited                 Unaudited          Unaudited  Unaudited   Unaudited     Unaudited
                                --------  --------  ------------   ----------    ---------  ---------- ------------  ------------

Shares issued in exchange for:
Accrued Services November 2006
  valued at approximately
  $0.0005 per share                   0         0    250,000,000      124,165            0          0             0       124,165
Services during the fiscal year
  2007 valued at approximately
  $0.0003 per share                   0         0     75,000,000       22,500            0          0             0        22,500
Issuance of 13,000,000 warrants
 February 2007 through June 2007
 at an exercise price of $0.0009
 per share, in  conjunction with
 $650,000  principal value of 6%
 convertible debt                     0         0              0            0        1,017          0             0         1,017
Conversion of $315,011 principal
  value of convertible debt,
  $472,516 of derivative
  conversion option along with
  $391,886 accrued interest,
  net of $202,990 convertible
  debt discount                       0  $      0  6,501,261,960  $   976,423  $         0   $         $          0  $    976,423
Net loss for the period               0         0              0            0            0          0    (2,631,757)   (2,631,757)
                               --------- --------- --------------  ----------    ---------     -------   -----------   -----------
Balance, June 30,  2007         215,865  $215,865 21,211,056,743  $29,053,841  $ 1,472,282   $      0  $(38,350,602)$  (7,608,614)
                               ========= ========= ==============  ==========    =========     =======   ===========   ===========

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended June 30, 2007 and 2006
And the Cumulative Period
From December 31, 1990 (Inception) Through June 30, 2007

                                                                                Dec. 1, 1990
                                                                                 (Inception)
                                           9 Months Ended       9 Months Ended      Through
                                               June 30,            June 30,         June 30,
                                                2007                2006             2007
                                             Unaudited           Unaudited        Unaudited
Operating activities
  Net loss                                $     (2,631,757) $       (2,166,580)$ (38,350,602)
    Adjustments to reconcile net loss
      to net cash used in
      operating activities:
        Provision for bad debt                           0                   0     1,422,401
        Depreciation and amortization               16,339              10,645     1,760,741
        Stock issued for services                   22,500               3,100     7,670,973
        Stock issued for interest                        0                   0       535,591
        Settlements                                      0                   0       (25,000)
        Minority interest                                0                   0       (62,500)
        Intangibles                                      0                   0     1,316,861
        Amortization of loan fees
          and note discounts                       729,525             612,670     4,529,375
        Mark-to-market of derivative
          conversion option                        326,017             338,101     3,242,029
        Forgiveness of debt                              0                   0      (504,462)
Changes in operating assets and liabilities
  (Increase) decrease in assets
    Accounts receivable                                  0                   0        (4,201)
    Prepaid expenses and deposits                  109,478              68,648       191,595
    Interest receivable                                  0                   0       (95,700)
  Increase (decrease) in liabilities
    Accounts payable                               (36,353)           (155,558)    2,388,297
    Accrued compensation                            73,041             158,181     3,123,745
    Due to officers                                     65                  55       631,275
    Accrued interest and other current
      liabilities                                  354,690              87,949     1,347,449
                                              --------------  -----------------  ------------
      Total adjustments                          1,595,302           1,123,791    27,468,469
                                              --------------  -----------------  ------------
Net cash used in
  operating activities                          (1,036,455)        (1,042,789)   (10,882,133)

The accompanying notes are an integral part of these condensed consolidated financial statements.


CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended June 30, 2007 and 2006 And the Cumulative Period
From December 31, 1990 (Inception) Through June 30, 2007

                                                                                 Dec. 1, 1990
                                                                                    (Inception)
                                           9 Months Ended      9 Months Ended       Through
                                              June 30,           June 30,         June 30,
                                                2007                2006               2007
                                              Unaudited          Unaudited         Unaudited

Investing activities
  Increase in notes receivable            $              0  $                0 $  (1,322,500)
  Cost of license & technology                           0                   0       (94,057)
  Sale (purchase) of bank cds                      430,733                   0             0
  Purchase of equipment                            (14,284)            (53,669)     (339,670)
                                          -----------------  -----------------   ------------
Net cash provided by (used in)
  investing activities                             416,449            (53,669)    (1,756,227)

Financing activities
  Common stock issued for cash                           0              75,000     3,617,172
  Stock warrants                                     1,017               3,101       205,902
  Preferred stock issued for cash                        0                   0        16,345
  Proceeds from stock purchase                           0                   0       281,250
  Loan fees                                        (20,000)            (20,000)     (599,555)
  Proceeds from debts
    Related party                                        0                   0       206,544
    Other                                          649,520             667,395     9,562,912
  Payments on debt
    Related party                                        0                   0       (53,172)
    Other                                                0                   0      (604,536)
  Decrease in subscription receivable                    0                   0        35,450
  Contributed capital                                    0                   0           515
                                          -----------------  -----------------   ------------
Net cash provided by
  financing activities                             630,537             725,496    12,668,827
                                          -----------------  -----------------   ------------
Net increase (decrease) in cash and
 cash equivalents                                   10,531           (370,962)        30,467

Cash and cash equivalents at
  beginning of period                               19,936             518,765             0
                                          -----------------  -----------------   ------------
Cash and cash equivalents at end
  of period                              $          30,467  $          147,803 $      30,467
                                          =================  =================  =============

The accompanying notes are an integral part of these condensed consolidated financial statements.


CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended June 30, 2007 and 2006
And the Cumulative Period
From December 31, 1990 (Inception) Through June 30, 2007


                                                                                 Dec. 1, 1990
                                                                                    (Inception)
                                            9 Months Ended      9 Months Ended       Through
                                               June 30,            June 30,          June 30,
                                                2007                2006              2007
                                              Unaudited          Unaudited         Unaudited


Cash paid during the period for
  Interest                                           5,040                   0       704,530
  Income Taxes                                           0                   0        16,050

Non-cash investing and financing activities
  Common stock issued for
    Note receivable                                      0                   0       281,250
    Prepaid expenses                                     0                   0       264,748
    Property and equipment                               0                   0       130,931
    Licenses & technology                                0                   0     2,191,478
    Acquisition of remaining
     minority interest in subsidiary                     0                   0        59,247
    Repayment of debt                              584,537           1,324,286    13,598,008
    Accrued services & interest                    516,051               8,261     5,731,553
  Preferred stock issued for
    Services                                                                 0        75,845
    Repayment of debt                                    0                   0       119,520
  Preferred stock options issued for
    repayment of debt                                    0                   0       100,000

  Re-characterize beneficial
    conversion option as debt                            0                   0       881,550

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS June 30, 2007

NOTE 1.         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements contained in the Company's Annual Report on Form 10-KSB for the year ended September 30, 2006. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for the fair presentation have been included. The results For the nine months ended June 30, 2007 do not necessarily indicate the results that may be expected for the full year.

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

As of June 30, 2007, the Company had 21,211,056,743 shares of common stock outstanding. If all of the Company's unexpired warrants and options were exercised, and all the principal value and accrued interest on its outstanding convertible debentures were converted, the Company's incremental common shares (not included in the denominator of diluted loss per share because of their anti-dilutive nature) would be as follows:

Class B preferred stock options                   10,000,000
Convertible note holder - common stock warrants   45,620,000
                                              --------------
Subtotal                                          55,620,000

Accrued officer compensation ($440,000),
convertible into common stock                    358,758,842

Convertible note holder principal value
($2,673,325), accrued interest ($316,499)
assumed converted into common stock at
$0.00005 per share                            59,796,480,000
                                              --------------
Total potential common stock equivalents      60,210,858,842

Reclassifications

Certain prior period amounts have been reclassified to conform to the current year's presentation.

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007


NOTE 2. GOING CONCERN UNCERTAINTY

As of June 30, 2007, the Company had a deficiency in working capital of approximately $4,400,000 and had incurred cumulative net losses since inception of approximately $38,400,000, which raise substantial doubt about the Company's ability to continue as a going concern.

Management's plans for correcting these deficiencies include the future sales and licensing of the Company's products and technologies, the raising of capital through the issuance of additional convertible debt securities and sales of common stock, which are expected to help provide the Company with the liquidity necessary to meet operating expenses. An investor group had previously advanced the Company an aggregate amount of $5,920,000 through twenty-three similar funding tranches occurring in April 2002 through July 2006. In February 2007, the same investor group agreed to advance the Company an additional $1,350,000, subject to various conditions. The Company received $250,000 in February 2007, $100,000 in March 2007, $100,000 in April 2007, $100,000 in May 2007, and
$100,000 in June 2007, including certain fees payable, in connection with this additional financing. The remaining balance of $700,000 is to be funded in equal monthly installments of $100,000 each from July 2007 through January 2008. Over the longer term, the Company plans to achieve profitability through its operations from the sale and licensing of its H-Net(TM) automatic meter-reading system. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of the recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

NOTE 3.   PREPAID EXPENSES

The Company had previously recognized a prepaid expense of $80,000 as a staying bonus for its Chief Executive Officer as per his employment contract (see NOTE
5). The staying bonus was amortized over the calendar year 2006. For the nine months ended June 30, 2007, $20,000 was amortized as officer salaries expense through December 31, 2006. No future staying bonuses currently apply.

Aggregate prepaid expenses at June 30, 2007 amounted to $46,602. Included in prepaid expenses is $20,000 in an escrow account designated for key man life insurance. Also included are prepaid retainers for a consultant and law firm amounting to $11,250 and $15,352, respectively.

As of June 30, 2007, the balance in prepaid expenses was $46,602.

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007

NOTE 4.   LOAN FEES

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

During the nine months ended June 30, 2007, the Company received an aggregate of $650,000 from the same accredited investor group in exchange for 6% convertible debentures maturing February 13, 2010, convertible at the lesser of $0.03 per share and 40% of the average of the lowest three intra-day trading prices of a share of common stock during the 20 trading days immediately preceding conversion. These convertible debentures were accompanied by an aggregate of 13,000,000 common stock warrants, exercisable over a seven-year period at a exercise price of $0.0009 per share. Loan fees associated with these loans amounted to $20,000.

Total amortization of all loan fees during the nine months June 30, 2007 amounted to $18,229 leaving an unamortized loan fee balance at June 30, 2007 of $30,011.

NOTE 5.    DUE TO/FROM OFFICERS

The aggregate amount due officers at June 30, 2007 was $514 and interest expense on the officer loans amounted to $65 for the nine months ended June 30, 2007.

As of June 30, 2007, the Company owed its officers and former officers $1,951,737 in accrued compensation. Of this amount, $360,000 was attributable to aggregate staying bonuses payable to the President and former Chief Financial Officer of the Company as of January 1, 2005. An additional $80,000 payable to the President on January 1, 2006 was amortized over the 2006 calendar year. The staying bonuses are to be compensated for with the Company's common stock, valued at the average bid and ask price for the stock for the 30 days prior to each respective year-end issuance date. The total common stock to be issued as staying bonuses amounted to 358,758,842 shares at June 30, 2007.

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007

NOTE 6.    CONVERTIBLE DEBENTURES

Convertible debentures at June 30, 2007, including convertible debentures previously entirely converted to equity, secured by substantially all the assets of the Company, consisted of the following:

                       Original      Net         Remaining      Accrued        Unexpired
                      Principal   Proceeds to   Principal       (Unpaid)        Warrants
Issuance Date          Amount     Company(1)     Amount         Interest(2)     Issued

March 29, 2002     $    300,000  $    225,000   $    --         $   --              --
May 10, 2002            150,000       129,000        --             --              --
June 17, 2002           300,000       238,000        --             --              --
November 27, 2002       200,000       144,000        --             --          1,000,000
March 3, 2003           150,000       100,000        --           27,720          750,000
May 12, 2003            150,000       100,000        --           36,000          750,000
November 25, 2003       100,000        76,000        --           24,000          500,000
December 3, 2003         50,000        31,000        --           12,000          250,000
December 31, 2003        50,000        44,000        --           12,000          250,000
February 18, 2004        50,000        35,000        --           12,000          250,000
March 4, 2004           250,000       203,000        --           59,049        1,250,000
April 19, 2004          250,000       165,000        --              --           750,000
June 30, 2004           625,000       452,000        --              --         1,875,000
September 9, 2004       625,000       482,000        --              --         1,875,000
March 17, 2005        1,400,000     1,148,000     1,068,336      169,923        2,800,000
March 8, 2006         1,270,000     1,180,000       954,989       57,780       20,320,000
February 13, 2007       650,000       630,000       650,000        9,880       13,000,000
                     ----------   -----------   -----------   ----------     ------------
Total              $  6,570,000  $  5,382,000  $  2,673,325  $   420,352       45,620,000
                     ==========   ===========   ===========   ==========     ============

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007


NOTE 6. CONVERTIBLE DEBENTURES (Continued)


(1) Amounts are approximate and represent net proceeds after deducting loan fees and expenses in connection with the issuance as well as certain expenses for legal fees incurred in connection with the preparation of reports and statements filed with the Securities and Exchange Commission.

(2) Amounts represent accrued (unpaid) interest outstanding as of June 30, 2007. The total amount of accrued and unpaid interest does not account for approximately $104,000 of outstanding pre-paid interest.

The above secured convertible debentures or notes were all issued to the same investor group (with four participating investor-members). Except for the convertible notes issued subsequent to September 9, 2004, they are due one year following their respective issuance dates. The convertible notes issued during the September 30, 2005 fiscal year are due two years from their respective issuance dates, and the convertible notes issued during the September 30, 2006 fiscal year and the nine months ended June 30, 2007 are due three years from their respective issuance dates.

The conversion price of the secured convertible debentures is the lower of 40% of the average of the three lowest intra-day trading prices of a share of the Company's common stock on the OTC Bulletin Board during the twenty trading days immediately preceding the conversion date, and either (a) $0.06 for the June 2002 convertible debentures, (b) $0.01 for the November 2002 and March and May 2003 convertible debentures, (c) $0.005 for the November and December 2003 and the February, March, April, June, and September 2004 convertible debentures and the March 2005 convertible notes, or (d) $0.03 for the March 2006 and February 2007 convertible notes. As of June 30, 2007, the applicable conversion price was approximately $0.00005 per share, meaning that the principal and accrued interest (after the allocation of the prepaid interest) were potentially convertible into approximately 59,796,480,000 common shares of the Company.

Subtotal - convertible debentures (principal and interest)      $  3,093,677

Less reclassified accrued interest                                  (316,499)
Less prepaid interest offset                                        (103,853)
                                                                -------------
Subtotal principal value                                           2,673,325
Derivative conversion option - 150% of principal                   4,009,987
Less unamortized note discount                                    (1,272,548)
                                                                -------------
Net carrying value - convertible debentures                     $  5,410,264

Convertible note payable to Laurus Master Fund, Ltd.,
  Unsecured, with interest payable at an annual rate of 8%,
  conversion premium of 25% based on current market price
  of the Company's common stock (as defined), initially due
  October 12, 2001.  Currently in default                              9,253
                                                                ------------
Total - convertible debentures and notes                        $  5,420,017
  Current portion                                                  2,093,291
                                                                ------------
  Long-term portion                                             $  3,326,726
                                                                ============

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007

NOTE 6. CONVERTIBLE DEBENTURES (Continued)

As of June 30, 2007, five-year maturities of the notes payable, including convertible debentures, were as follows:

                                         Derivative    Unamortized   Subsequent
                                         Conversion       Note      Conversions to      Total
                            Principal      Option       Discount       Equity            Due
                            ---------    ---------     ------------ ---------------  -----------
Year ended June 30, 2008  $1,077,589    $1,602,504    $     (74,302)  $     (512,500)$2,093,291

Year ended June 30, 2009     954,989     1,432,483         (601,484)           --     1,785,988

Year ended June 30, 2010     650,000       975,000         (596,762)           --     1,028,238

Subsequent conversions to
equity                          --             --             --            512,500     512,500
                          -----------   -----------    ------------    ------------ -----------
Total notes payable       $ 2,682,578   $ 4,009,987     $(1,272,548)    $     --     $5,420,017
                          ===========   ===========    ============    ============ ===========

NOTE 7. SECURED CONVERTIBLE DEBENTURES - ASSOCIATED
 DERIVATIVE CONVERSION OPTION AND CONVERTIBLE DEBT DISCOUNT

In order to provide working capital and financing for the Company's continued research and development efforts, the Company has entered into a series of securities purchase agreements and related agreements with an accredited investor group (the "Purchasers") for the purchase of one-year to three-year convertible debentures, which bear interest ranging from 6% to 12% per annum, payable quarterly in cash or common stock. The debentures are currently convertible into common stock at prices ranging from the lesser of a fixed price ($0.005 to $0.06 per share) and 40% of the average of the lowest three intra-day trading prices of a share of common stock during the 20 trading days immediately preceding conversion. The debentures have also been accompanied by the issuance of three-year to seven-year common stock warrants (in amounts numbering from 3 to 20 times each dollar of related convertible debt principal issued) and exercisable into the Company's common stock at prices ranging from $0.0009 to $0.045 per share. As part of the recording of the convertible debt transactions, a derivative conversion option and amortizable convertible debt discount have been recognized. The carrying value of the debt is net of the principal value, derivative conversion option, and unamortized convertible debt discount components.

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

The cumulative history of the Company's convertible debt-related transactions with the above accredited investor group is summarized as follows:

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007

NOTE 7. SECURED CONVERTIBLE DEBENTURES - ASSOCIATED
 DERIVATIVE CONVERSION OPTION AND CONVERTIBLE DEBT DISCOUNT (continued)

                                                Net       Net
                               Derivative   Convertible  Debt
                    Principal  Conversion      Debt     Carrying    Warrants
Period/Transaction   Amount       Option     Discount    Amount    Outstanding
------------------ ----------  ----------   ----------- ---------  -----------
  Issuances        $  750,000   $      --   $ (750,000) $  --       3,750,000
  Amortization         --              --      279,115   279,115       --
  Conversions        (93,130)          --       69,233   (23,897)      --
                   ----------  ----------   ----------- ---------  -----------
Balance,
September 30, 2002   656,870           --     (401,652)  255,218    3,750,000
  Issuances          500,000           --     (500,000)    --       2,500,000
  Amortization          --             --      653,720   653,720        --
  Conversions       (193,665)          --       52,340  (141,325)       --
                   ----------  ----------   ----------- ---------  -----------
Balance,
September 30, 2003   963,205           --     (195,592)  767,613    6,250,000
  Re-characterize
  Equity as Debt        --        881,550         --     881,550        --
  Bump-up Due to
  Mark-to-Market        --        563,257         --     563,257        --

  Issuances         2,000,000    3,000,000   (2,000,000)3,000,000    7,000,000

  Amortization          --             --      673,705   673,705        --

  Conversions       (218,115)    (327,172)      28,571  (516,716)       --
                   ----------  ----------   ----------- ---------  -----------
Balance,
September 30, 2004 2,745,090    4,117,635   (1,493,316)5,369,409   13,250,000
  Issuances        1,400,000    2,100,000   (1,400,000)2,100,000    2,800,000
  Expirations           --            --          --       --      (3,750,000)
  Amortization          --            --       693,992   693,992         --
  Conversions     (2,529,378)  (3,794,067)     973,565(5,349,880)        --
                   ----------  ----------   ----------- ---------  -----------
Balance,
September 30, 2005 1,615,712    2,423,568   (1,225,759)2,813,521   12,300,000
  Issuances        1,270,000    1,905,000   (1,270,000)1,905,000   20,320,000
  Amortization          --            --       715,748   715,748         --
  Conversions       (547,376)   (821,065)      243,177(1,125,264)        --
                   ----------  ----------   ----------- ---------  -----------
Balance,
September 30, 2006 2,338,336    3,507,503   (1,536,834)4,309,005   32,620,000
  Issuances          650,000      975,000     (650,000)  975,000   13,000,000
  Amortization          --            --       711,296   711,296         --
  Conversions       (315,011)   (472,516)      202,990  (584,537)        --
                   ----------  ----------   ----------- ---------  -----------
Balance,
June 30, 2007   $  2,673,325 $ 4,009,987   $(1,272,548)$5,410,764   45,620,000
                 ===========  ===========   =========== =========== ==========

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007


NOTE 8.  SHAREHOLDERS' DEFICIT

The Company's authorized capital stock consists of 50,000,000,000 shares of common stock, no par value per share and 50,000,000 shares of preferred stock, $1.00 par value per share. On June 28, 2006, the shareholders of the Company approved an increase in the amount of authorized shares of common stock from 15,000,000,000 to 50,000,000,000. Of the 50,000,000 authorized shares of preferred stock, 1,000,000 shares have been designated as Class A Preferred Stock and 1,000,000 shares have been designated as Class B Preferred Stock, and the remaining 48,000,000 shares are undesignated. As of June 30, 2007, there were 21,211,056,743 shares of the Company's common stock outstanding held by approximately 800 holders of record, 215,865 shares of the Company's Class A Preferred Stock outstanding held by one holder of record and no shares of Class B Preferred Stock outstanding.

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

In November 2006, the company issued 250,000,000 shares of common stock for accrued services to an accounting firm valued at approximately $0.0005 per share totaling $124,165.

In February 2007 the Company issued 75,000,000 shares of restricted common stock to three employees, 25,000,000 shares each, as a bonus for services rendered to the Company valued at approximately $0.0003 per share totaling $22,500.

During October 2006 through June 30, 2007, the Company issued 6,501,261,960 shares of common stock in connection with the conversion of $315,011 of principal, $472,516 of derivative conversion option and $391,886 of accrued interest, net of $202,990 convertible debt discount for a total conversion amount of $976,423 of the Company's convertible debentures.

NOTE 9.         STOCK OPTIONS AND WARRANTS

During the fiscal year ended September 30, 1999, the Company issued to a note holder options to purchase 500,000 shares of the Company's Class B preferred stock at an exercise price of $5.00 per share. As consideration, the Company reduced its debt to the note holder by $50,000 and received an extension of time to pay-off its promissory note. The Company also issued to its Chief Executive Officer options to purchase another 500,000 shares of the Company's Class B preferred stock at an exercise price of $5.00 per share in exchange for a reduction in debt of $50,000. Total consideration received on the above issued options, as evidenced by debt reduction, was $100,000. These options were initially exercisable through November 1, 2002 and are exercisable into common

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007

NOTE 9.        STOCK OPTIONS AND WARRANTS (continued)

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

All common stock options and warrants issued to consultants and other non-employees have been recorded at the fair value of the services rendered and equivalent to the market value (as discounted, if applicable) of the equity
instruments received in accordance with  SFAS No. 123.   The market value was
determined by utilizing an averaging convention of between 5 to 30 days of the closing price of the Company's common shares as traded on the OTC Bulletin Board (stock symbol CNES) through the grant date and applying certain mathematical assumptions as required under the Black-Scholes model. Such assumptions were generally the same as those mentioned above when making fair value disclosures for the issuance of officer and employee stock options. These included the

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007

NOTE 9.         STOCK OPTIONS AND WARRANTS (continued)

risk-free annual rate of return, which ranged from 4.5% to 4.75% during the nine months ended June 30, 2007, and from 5% to 6% during the years ended September 30, 2006, 2005, 2004, and 2003, along with stock volatility, which is estimated to be 190% for all the above periods.

At September 30, 2002, the Company had an aggregate of 8,807,154 common stock options and a total of 1,000,000 Class B preferred stock options recorded as additional paid-in capital at a value of $1,443,695. Of the common stock options and warrants, 2,043,654 had been issued to officers and employees and the remaining 6,763,500 had been issued to consultants and investors.

In November 2002 through May 2003, 2,500,000 seven-year common stock warrants were issued to an accredited investor group in connection with a $500,000 12% convertible debenture financing arrangement (see Note 6 above). The allocated cost of these warrants amounted to $9,816, resulting in a recorded balance of stock options and warrants exercisable at September 30, 2003 of $1,453,511 (including $100,000 attributable to 1,000,000 Class B preferred stock options noted above).

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

In November 2003 through December 2003, 1,000,000 seven-year common stock warrants were issued to an accredited investor group in connection with a $200,000 12% convertible debenture financing arrangement (see Note 6 above). The allocated cost of these warrants amounted to $945.

In February 2004 and March 2004, 1,500,000 seven-year common stock warrants were issued to an accredited investor group in connection with a $300,000 12% convertible debenture financing arrangement (see Note 6 above). The allocated cost of these warrants amounted to $1,417.

In April 2004, 750,000 seven-year common stock warrants were issued to an accredited investor group in connection with a $250,000 12% convertible debenture financing arrangement (see Note 6 above). The allocated cost of these warrants amounted to $1,181.

In June 2004, 1,875,000 seven-year common stock warrants were issued to an accredited investor group in connection with a $625,000 12% convertible debenture financing arrangement (see Note 6 above). The allocated cost of these warrants amounted to $2,952.

In September 2004, 1,875,000 seven-year common stock warrants were issued to an accredited investor group in connection with a $625,000 12% convertible debenture financing arrangement (see Note 6 above). The allocated cost of these warrants amounted to $2,952, resulting in a recorded balance of stock options and warrants exercisable at September 30, 2004 of $1,462,958 (including $100,000 attributable to 1,000,000 Class B preferred stock options noted above).

Also, in September 2004, 563,500 common stock options previously issued to a consultant and exercisable at $2.00 per share, that were initially valued at $214,130, expired worthless.

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007

NOTE 9.         STOCK OPTIONS AND WARRANTS (continued)


In March 2005 through September 2005, 2,800,000 five-year common stock warrants were issued to an accredited investor group in connection with a $1,400,000 8% convertible debenture financing arrangement (see Note 6 above). The allocated cost of these warrants amounted to $3,756, resulting in a recorded balance of stock options and warrants exercisable at September 30, 2005 of $1,466,714 (including $100,000 attributable to 1,000,000 Class B preferred stock options noted above).

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

In March through July 2006, 20,320,000 five-year common stock warrants were issued to an accredited investor group in connection with a $1,270,000 6% convertible debenture financing arrangement (see NOTE 6 above). The allocated cost of these warrants amounted to $4,551, resulting in a recorded balance of stock options and warrants exercisable at September 30, 2006 of $1,471,265 (including $100,000 attributable to 1,000,000 Class B preferred stock options noted above).

In February through June 2007, 13,000,000 seven-year common stock warrants were issued to an accredited investor group in connection with a $650,000 6% convertible debenture financing arrangement (see NOTE 6 above). The allocated cost of these warrants amounted to $1,017, resulting in a recorded balance of stock options and warrants exercisable at June 30, 2007 of $1,472,282.

The common stock option and warrant activity during the nine months ended June 30, 2007 and 2006 is summarized as follows:

                                         Common Stock   Weighted
                                            Options      Average
                                              and       Exercise
                                            Warrants      Price
                                          ----------    --------
Balance outstanding, October 1, 2006      32,620,000    $ 0.0019

  Granted                                 13,000,000      0.0009

  Expired                                        -           -
                                          ----------     -------
Balance outstanding, June 30, 2007        45,620,000    $ 0.0016
                                            ===========     =======

Balance outstanding, October 1, 2005      14,243,654    $ 0.0056

  Granted                                 10,720,000      0.0009

  Expired                                 (1,943,654)     0.3850
                                         -----------     -------
Balance outstanding, June 30, 2006        23,220,000    $ 0.0024
                                          ==========     =======

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS June 30, 2007


The following table summarizes information about common stock options and warrants at June 30, 2007:

                                  Outstanding             Exercisable
                         Common    Weighted    Weighted      Common    Weighted
     Range of             Stock    Average      Average       Stock    Average
     Exercise           Options/     Life      Exercise     Options/   Exercise
      Prices            Warrants   (Months)     Price      Warrants    Price
  ---------------       ---------  -------     --------    ----------  --------
$ 0.0050 - $ 0.0050     1,000,000       29     $ 0.0050     1,000,000  $ 0.0050
$ 0.0050 - $ 0.0050       750,000       35     $ 0.0050       750,000  $ 0.0050
$ 0.0050 - $ 0.0050       750,000       37     $ 0.0050       750,000  $ 0.0050
$ 0.0050 - $ 0.0050       500,000       41     $ 0.0050       500,000  $ 0.0050
$ 0.0050 - $ 0.0050       250,000       41     $ 0.0050       250,000  $ 0.0050
$ 0.0050 - $ 0.0050       250,000       42     $ 0.0050       250,000  $ 0.0050
$ 0.0050 - $ 0.0050       250,000       44     $ 0.0050       250,000  $ 0.0050
$ 0.0050 - $ 0.0050     1,250,000       44     $ 0.0050     1,250,000  $ 0.0050
$ 0.0020 - $ 0.0020       750,000       46     $ 0.0020       750,000  $ 0.0020
$ 0.0020 - $ 0.0020     1,875,000       51     $ 0.0020     1,875,000  $ 0.0020
$ 0.0020 - $ 0.0020     1,875,000       53     $ 0.0020     1,875,000  $ 0.0020
$ 0.0039 - $ 0.0039       316,066       33     $ 0.0039       316,066  $ 0.0039
$ 0.0039 - $ 0.0039       217,466       33     $ 0.0039       217,466  $ 0.0039
$ 0.0039 - $ 0.0039     1,087,330       33     $ 0.0039     1,087,330  $ 0.0039
$ 0.0039 - $ 0.0039     1,179,138       33     $ 0.0039     1,179,138  $ 0.0039
$ 0.0009 - $ 0.0009     5,920,000       44     $ 0.0009     5,920,000  $ 0.0009
$ 0.0009 - $ 0.0009     1,600,000       44     $ 0.0009     1,600,000  $ 0.0009
$ 0.0009 - $ 0.0009     1,600,000       44     $ 0.0009     1,600,000  $ 0.0009
$ 0.0009 - $ 0.0009     1,600,000       44     $ 0.0009     1,600,000  $ 0.0009
$ 0.0009 - $ 0.0009     9,600,000       44     $ 0.0009     9,600,000  $ 0.0009
$ 0.0009 - $ 0.0009     5,000,000       79     $ 0.0009     5,000,000  $ 0.0009
$ 0.0009 - $ 0.0009     2,000,000       79     $ 0.0009     2,000,000  $ 0.0009
$ 0.0009 - $ 0.0009     2,000,000       79     $ 0.0009     2,000,000  $ 0.0009
$ 0.0009 - $ 0.0009     2,000,000       79     $ 0.0009     2,000,000  $ 0.0009
$ 0.0009 - $ 0.0009     2,000,000       79     $ 0.0009     2,000,000  $ 0.0009
  -----------------    ----------       --     --------    ----------  --------
$ 0.0009 - $ 0.0050    45,620,000       53     $ 0.0016    45,620,000  $ 0.0016
  =================    ==========       ==     ========    ==========  ========

NOTE 10.        REVENUE

On January 17, 2007, the Company and Trimark Associates Inc. ("Trimark") executed an Independent Contractor Agreement (the "Agreement") for the Company to provide installation of its H-Net(TM) system for a key irrigation district cooperative in Northern California. The Company was to provide the services described in individual task orders at compensation rates also set forth therein. The Agreement was to continue until the services described in the various task orders were completed. The Agreement could, however, be terminated in advance by either party at any time and for any reason with 15-days' prior written notice. In April 2007, certain individual task orders were completed and the Company was compensated by Trimark for its initial engineering evaluation and feasibility work on the project, in the amount of $6,922. In April 2007, Trimark terminated the contract due to substantial increases in modifications and challenges in meeting the requirements to further develop the project.

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS June 30, 2007

NOTE 11.    INCOME TAXES

Deferred income taxes consisted of the following at June 30, 2007:

      Deferred tax asset, benefit
      of net operating loss
      carryforwards                              $ 12,800,000
      Valuation allowance                         (12,800,000)
                                                  -----------
      Net deferred tax asset                     $       -
                                                  ===========

The valuation allowance fully offsets the net deferred tax asset, since it is more likely than not that it would not be recovered. During the nine months ended June 30, 2007, the deferred tax asset and valuation allowance were both increased by $1,000,000.

As of September 30, 2006, the Company has approximately $29,600,000 in federal and $21,400,000 in California net operating loss carryforwards. The federal net operating loss carryforwards expire as follows: $2,700,000 in the year 2012, $5,300,000 in 2018, $1,200,000 in 2019, $3,500,000 in 2020, $2,300,000 in 2021,
$2,200,000 in 2022, $2,100,000 in 2023, $4,200,000 in 2024 $3,100,000 in 2025
and $3,000,000 in 2026. The California net operating loss carryforwards expire as follows: $3,500,000 in the year 2007, $3,300,000 in 2013, $8,500,000 in 2014,
$3,100,000 in 2015, and $3,000,000 in 2016.


NOTE 12.       SUBSEQUENT EVENTS

COMMON STOCK ISSUANCES-Subsequent to June 30, 2007, the Company issued approximately 1,700,000,000 shares of common stock through July 31, 2007 in exchange for the reduction of debt and accrued interest, totaling approximately $228,000 (including the derivative conversion option portion).


ADDITIONAL FUNDING-Monthly installments of $100,000 each from the Company's February 13, 2007 aggregate financing arrangement for $1,350,000 were received in July and August 2007.

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

        We have not yet sold any H-Net(TM) systems. However, we are actively pursuing sales of our H-Net(TM) systems with meter manufacturers and other companies in the energy industry. We have a history of only inconsequential revenues and have incurred significant losses since the beginning of the development of our H-Net(TM) system. We have a significant accumulated deficit and a deficiency in working capital. As a result of our financial condition, our independent auditors have issued a report questioning our ability to continue as a going concern.

        We have recently completed and successfully demonstrated a significant update of our H-Net(TM) system's hardware and software technologies in cooperation with one of the major electric meter manufacturers. We believe that this update will provide us with a product that has incorporated more advanced wireless technologies with a more market- competitive and cost-effective design and greater reliability. We are also pursuing different applications of our H-Net(TM) technologies that may be synergistic with our current marketing plan in markets in which we intend to compete.

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

  Going Concern Assumption

        We have based our financial statements on the assumption of our operations continuing as a going concern. As a result, we continue to depreciate fixed assets and show certain debts as long-term. As of June 30, 2007, we had a deficiency in working capital of $4,423,000 and had incurred cumulative net losses since inception of approximately $38,351,000, which raise substantial doubt about our ability to continue as a going concern. Our plans for correcting these deficiencies include the future sales and licensing of our products and technologies and the raising of capital through the issuance of common stock, which are expected to help provide us with the liquidity necessary to meet operating expenses. An investor group has advanced us an aggregate amount of $6,770,000. Over the longer-term, we plan to achieve profitability through our operations from the sale and licensing of our H-Net (TM) automatic meter-reading system. Our consolidated financial statements do not include any adjustments relating to the recoverability and classification of the recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue our existence.

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

Results of Operations

        Comparison of Results of Operations for the Three Months Ended June 30, 2007 and 2006

        We generated revenues of $6,922 for the three months ended June 30, 2007 as compared to no revenues generated for the same period in 2006. These revenues were generated under an agreement with Trimark Associates Inc. for the installation of our H-Net(TM) technology. The agreement was subsequently terminated and no additional revenues are expected from Trimark at this time. Cost of prototypes and samples for the three months ended June 30, 2007 was $80,082 as compared to $67,903 for the three months ended June 30, 2006, representing an increase of $12,179, or 18%. This increase in cost of prototypes and samples primarily was due to an increase in production of models and prototypes of our H-Net(TM) products used for sales and marketing purposes.

        General and administrative expenses increased by $176,268, or 71%, to $425,617 for the three months ended June 30, 2007 as compared to $249,349 for the same period in 2006. This increase was primarily due to sales and marketing efforts for H-Net(TM) projects, field and deployment surveying and an increase in consultant compensation.

        Interest expense increased by $111,483, or 29%, to $498,788 during the three months ended June 30, 2007 as compared to $387,305 for the same period in 2006. The increase in interest expense was primarily attributable to increased amortization of convertible debt discount on our convertible debentures and notes.

        Net loss for the three months ended June 30, 2007 increased by $303,253, or 43%, to $1,007,168 as compared to a net loss of $703,915 for the same period in 2006. The increase in net loss primarily resulted from the increases in general and administrative expenses and interest expense, as discussed above.

        Comparison of Results of Operations for the Nine Months Ended June 30, 2007 and 2006

        We generated revenues of $6,922 for the nine months ended June 30, 2007 as compared to no revenues generated for the same period in 2006. These revenues were generated under an agreement with Trimark Associates Inc. for the installation of our H-Net(TM) technology. The agreement was subsequently terminated and no additional revenues are expected from Trimark at this time. Cost of prototypes and samples for the nine months ended June 30, 2007 was $140,271 as compared to $188,563 for the nine months ended June 30, 2006, representing a decrease of $48,292, or 26%. This decrease in cost of prototypes and samples primarily was due to a decrease in production of models and prototypes of our H-Net(TM) products used for sales and marketing purposes.

        General and administrative expenses increased by $111,616, or 11%, to $1,086,076 for the nine months ended June 30, 2007 as compared to $974,460 for the same period in 2006. This increase was primarily due to sales and marketing efforts for H-Net(TM) projects, field and deployment surveying and an increase in consultant compensation.

        Interest expense increased by $402,283, or 40%, to $1,406,482 during the nine months ended June 30, 2007 as compared to $1,004,199 for the same period in 2006. The increase in interest expense was primarily attributable to increased amortization of convertible debt discount on our convertible debentures and notes.

        Net loss for the nine months ended June 30, 2007 increased by $465,177, or 21%, to $2,631,757 as compared to a net loss of $2,166,580 for the same period in 2006. The increase in net loss primarily resulted from the increases in general and administrative expenses and interest expense, as discussed above.

Liquidity and Capital Resources

        During the nine months ended June 30, 2007, we financed our operations solely through private placements of securities. We are actively pursuing sales of our H-Net(TM) systems with meter manufacturers and other companies in the energy industry. However, we have not yet sold any H- Net(TM) systems. We have a history of only inconsequential revenues and have incurred significant losses since the beginning of the development of our H-Net(TM) system. We have significant accumulated and working capital deficits. As a result of our financial condition, our independent auditors have issued a report questioning our ability to continue as a going concern. Our consolidated financial statements as of June 30, 2007 and for the years ended September 30, 2006 and 2005 have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

        As of June 30, 2007, we had a working capital deficit of $4,423,000 and an accumulated deficit of $38,351,000. As of that date, we had approximately $30,000 in cash and cash equivalents. We had accounts payable and accrued compensation expenses of approximately $2,070,000. We had other current liabilities, including amounts due to officers, accrued interest and current portion of convertible debentures of approximately $2,430,000, including debts incurred prior to the beginning of fiscal year 2007. To the extent convertible debentures or promissory notes that we have issued are converted into shares of common stock, we will not be obligated to repay the converted amounts.

        Cash used in our operating activities totaled $1,036,000 for the nine months ended June 30, 2007 as compared to $1,043,000 for the nine months ended June 30, 2006. Cash provided by our investing activities totaled $416,000 for the nine months ended June 30, 2007 as compared to cash used in our investing activities of $54,000 for the nine months ended June 30, 2006. The increase in cash provided by our investing activities was primarily caused by the sale of $431,000 in short-term investments.

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

        As of August 13, 2007, we were in default under our obligations to register for resale shares of our common stock underlying certain of our outstanding convertible debentures and notes due to our failure to timely register for resale a sufficient number of shares of our common stock upon conversion of those convertible debentures and notes. Our registration obligations require us to register for resale 200% of all registrable securities, which are largely comprised of the shares of common stock issuable upon conversion or exercise of our outstanding convertible debentures, notes and warrants. We have historically been unable to register for resale the full required amounts of shares of common stock due in part to limitations in our available authorized capital. As we have increased our authorized capital from time to time, we have often been reluctant to utilize all or nearly all available authorized capital to satisfy our registration obligations. This reluctance arises from our need to maintain available authorized capital for other potential financing transactions that we may need to conduct to fund our research and development and otherwise maintain sufficient capital resources to fund our operations. In addition, because the number of registrable securities is calculated based on a discount to the prevailing market price of our common stock, and market prices for our common stock have generally declined throughout the duration of our convertible debenture and note financings, the number of registrable securities has substantially increased. Accordingly, although we may have been in compliance initially, the decline in market prices for our common stock has caused us to fall out of compliance with our registration obligations.

        As of August 13, 2007, we were also in default under our obligations to make interest payments under nearly all of our outstanding convertible debentures and notes due to our lack of liquidity to fund those interest payments. Although we received substantial cash investments in connection with our convertible debenture and note financing transactions, we have been reluctant to make quarterly cash interest payments to our investors. This reluctance arises from our need to maintain sufficient capital resources to fund our research and development and our operations. However, on various occasions, we have prepaid certain interest amounts in connection with convertible debenture and note financing transactions. In these instances, we were able to at least temporarily, and on occasion fully, comply with our interest payment obligations until the convertible debentures or notes were fully converted into shares of our common stock. In our most recent February 2007 and March 2006 convertible note financing transactions, we did not prepay any interest amounts and we expect to continue indefinitely to be in default of our obligations to make quarterly interest payments under those convertible notes as well as numerous other convertible debentures and notes outstanding from prior financing transactions.

        As of August 13, 2007, we owed principal and unpaid interest on our convertible debentures and notes in an aggregate amount of approximately $3,114,000, net of approximately $104,000 of prepaid interest, all of which we believe would be immediately due and payable upon demand by the holders of our secured convertible debentures and notes.

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

        As of August 13, 2007, we had issued the following secured convertible debentures and notes, which provide for interest at the rate of 12% per annum, except for the notes issued in March 2005, which provide for interest at the rate of 8% per annum, and the notes issued in March 2006 and February 2007, which provide for interest at the rate of 6% per annum, and warrants to purchase common stock to various accredited inventors in connection with debenture and note offering transactions:

                        Original           Net          Remaining     Accrued and      Warrants
                        Principal      Proceeds to      Principal       Unpaid         Issued in
Issuance Date          Amount($)(1)  ConectiSys($)(2)   Amount($)    Interest($)(3)   Offering(#)
---------------        ------------- ----------------- -----------  ----------------  -----------
November 27, 2002     $ 200,000      $     144,000      $   -       $     -             1,000,000
March 3, 2003           150,000            100,000          -           27,720            750,000
May 12, 2003            150,000            100,000          -           36,000            750,000
November 25, 2003       100,000             76,000          -           24,000            500,000
December 3, 2003         50,000             31,000          -           12,000            250,000
December 31, 2003        50,000             44,000          -           12,000            250,000
February 18, 2004        50,000             35,000          -           12,000            250,000
March 4, 2004           250,000            203,000          -           59,048          1,250,000
April 19, 2004          250,000            165,000          -             -               750,000
June 30, 2004           625,000            452,000          -             -             1,875,000
September 9, 2004       625,000            482,000          -             -             1,875,000
March 17, 2005        1,400,000          1,148,000         973,483     177,108          2,800,000
March 8, 2006         1,270,000          1,180,000         954,989      64,687         20,320,000
February 13, 2007       850,000            765,000         850,000      15,123         17,000,000
                      ------------   -------------      -----------   ---------        -----------
        Total:       $6,020,000      $   4,925,000      $2,778,472    $ 439,686        49,620,000
   ________________  ============    =============      ==========    =========        ===========
   (1)  Amounts shown do not include additional convertible debentures issued prior to June 17, 2002 having an aggregate original principal amount of
        $750,000 that were fully converted to equity.
   (2)  Amounts are approximate and represent net proceeds after deducting expenses incurred in connection with the offering as well as expenses for legal fees incurred in connection with preparation of reports and statements filed with the Securities and Exchange Commission.
   (3)  Amounts are approximate and represent accrued (unpaid) interest outstanding as of August 13, 2007. The total amount of accrued and unpaid interest does not account for approximately $104,000 of outstanding pre-paid interest.

        Each of the above outstanding secured convertible debentures or notes, except for the convertible notes issued in March 2005, March 2006 and February 2007, are due one year following their respective issuance dates. The convertible notes issued in March 2005 are due two years following their issuance dates. The convertible notes issued in March 2006 and February 2007 are due three years following their issuance dates. The conversion price of our secured convertible debentures is the lower of 40% of the average of the three lowest intra-day trading prices of a share of our common stock on the OTC Bulletin Board during the twenty trading days immediately preceding the conversion date, and either (a) $.06 for the June 2002 convertible debentures,
(b) $.01 for the November 2002, March and May 2003 convertible debentures, (c) $.005 for the November and December 2003 and the February, March, April, June and September 2004 convertible debentures and the March 2005 convertible notes, or (d) $.03 for the March 2006 and February 2007 convertible notes. As of August 13, 2007, the applicable conversion price was approximately $0.00005 per share.

        Our continued operations are dependent on securing additional sources of liquidity through debt and/or equity financing.

        As indicated above, our consolidated financial statements as of June 30, 2007 and for the years ended September 30, 2006 and 2005 have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As discussed in this report and in Note 2 to our condensed consolidated financial statements included in this report, we have suffered recurring losses from operations and at June 30, 2007 had substantial net capital and working capital deficiencies. These factors, among others, raised substantial doubt about our ability to continue as a going concern and led our independent registered public accounting firm to modify its unqualified report to include an explanatory paragraph related to our ability to continue as a going concern. The consolidated financial statements included in this document do not include any adjustments that might result from the outcome of this uncertainty.

        We have been, and currently are, working toward identifying and obtaining new sources of financing. Our current convertible debenture and note investors have provided us with an aggregate of approximately $6,800,000 in financing to date. No assurances can be given that they will provide any additional financing in the future. Our current secured convertible debenture and note financing documents contain notice and right of first refusal provisions and the grant of a security interest in substantially all of our assets in favor of the convertible debenture and note investors, all of which provisions will restrict our ability to obtain debt and/or equity financing from any investor other than our current investors.

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

Effect of Inflation

        Inflation did not have any significant effect on our operations during the nine months ended June 30, 2007. Further, inflation is not expected to have any significant effect on our future operations.

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

ITEM 3.  CONTROLS AND PROCEDURES.

        Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) has concluded, based on his evaluation as of June 30, 2007 (the "Evaluation Date"), that the design and operation of our "disclosure controls and procedures" (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act")) are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated, recorded, processed, summarized and reported to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding whether or not disclosure is required.

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

                         PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

        None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

        In April 2007, we issued an aggregate of 358,376,000 shares of common stock to four accredited investors upon conversion of an aggregate of $17,919 in interest on our convertible debentures.

        In May 2007, we issued an aggregate of 358,376,000 shares of common stock to four accredited investors upon conversion of an aggregate of $17,919 in interest on our convertible debentures.

        In June 2007, we issued an aggregate of 361,139,400 shares of common stock to four accredited investors upon conversion of an aggregate of $18,057 in interest on our convertible debentures.

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

        As of August 13, 2007, we were in default under our obligations to register for resale shares of our common stock underlying certain of our outstanding convertible debentures and notes due to our failure to timely register for resale a sufficient number of shares of our common stock upon conversion of those convertible debentures and notes. Our registration obligations require us to register for resale 200% of all registrable securities, which are largely comprised of the shares of common stock issuable upon conversion or exercise of our outstanding convertible debentures, notes and warrants. We have historically been unable to register for resale the full required amounts of shares of common stock due in part to limitations in our available authorized capital. As we have increased our authorized capital from time to time, we have often been reluctant to utilize all or nearly all available authorized capital to satisfy our registration obligations. This reluctance arises from our need to maintain available authorized capital for other potential financing transactions that we may need to conduct to fund our research and development and otherwise maintain sufficient capital resources to fund our operations. In addition, because the number of registrable securities is calculated based on a discount to the prevailing market price of our common stock, and market prices for our common stock have generally declined throughout the duration of our convertible debenture and note financings, the number of registrable securities has substantially increased. Accordingly, although we may have been in compliance initially, the decline in market prices for our common stock has caused us to fall out of compliance with our registration obligations.

        As of August 13, 2007, we were also in default under our obligations to make interest payments under nearly all of our outstanding convertible debentures and notes due to our lack of liquidity to fund those interest payments. Although we received substantial cash investments in connection with our convertible debenture and note financing transactions, we have been reluctant to make quarterly cash interest payments to our investors. This reluctance arises from our need to maintain sufficient capital resources to fund our research and development and our operations. However, on various occasions, we have prepaid certain interest amounts in connection with convertible debenture and note financing transactions. In these instances, we were able to at least temporarily, and on occasion fully, comply with our interest payment obligations until the convertible debentures or notes were fully converted into shares of our common stock. In our most recent February 2007 and March 2006 convertible note financing transactions, we did not prepay any interest amounts and we expect to continue indefinitely to be in default of our obligations to make quarterly interest payments under those convertible notes as well as numerous other convertible debentures and notes outstanding from prior financing transactions.

        As of August 13, 2007, we owed principal and unpaid interest on our convertible debentures and notes in an aggregate amount of approximately $3,114,000, net of approximately $104,000 of prepaid interest, all of which we believe would be immediately due and payable upon demand by the holders of our secured convertible debentures and notes.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        None.

ITEM 5.  OTHER INFORMATION.

        In January 2007, we signed an Independent Contractor Agreement with Trimark Associates Inc., or Trimark, for the installation of our H- Net(TM) technology for a key irrigation district cooperative in Northern California. Trimark was expected to provide Meter Service Provider and Meter Data Management Agent services for this project. We were to provide the services described in individual task orders at compensation rates set forth in the Agreement. The Agreement was to continue until the services described in the various task orders were completed. The Agreement could, however, be terminated in advance by either party at any time and for any reason with 15-days' prior written notice. In April 2007, certain individual task orders were completed and we were compensated by Trimark for our initial engineering evaluation and feasibility work on the project, in the amount of $6,922. In April 2007, Trimark terminated the contract due to substantial increases in modifications and challenges in meeting the requirements to further develop the project.

ITEM 6.  EXHIBITS.

        Exhibits
        --------

        Exhibit No.     Description
        ----------      -----------
        31.1            Certification Required by Rule 13a-14(a) of the
                        Securities Exchange Act of 1934, as amended, as Adopted
                        Pursuant to Section 302 of the Sarbanes-Oxley Act of
                        2002 (*)

        31.2 Certification Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)

        32.1 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)
        __________
        (*)     Filed herewith.

                                 SIGNATURES

        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       CONECTISYS CORPORATION


Date:  August 14, 2007             By: /s/ ROBERT A. SPIGNO
                                       --------------------
                                       Robert A. Spigno,
                                       Chairman of the Board, President,
                                       Chief Executive Officer and
                                       Chief Financial Officer
                                       (principal executive officer and
                                       principal financial and accounting
                                       officer)

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