Form 10KSB
period 2007-09-30
CONECTISYS CORP
filed 2008-01-14
CIK 790273

<pre>

                          UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                           FORM 10-KSB

(Mark One)
|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the fiscal year ended September 30, 2007     OR

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

     Securities registered under Section 12(g) of the Exchange Act:
                       Common Stock, no par value
                            (Title of Class)
                         _____________________
Check whether issuer is not required to file reports pursuant to Section 13 or
15(d) of the Exchange Act.  |   |

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

The registrant's revenues for the year ended September 30, 2007 were $6,922.

As of January 14, 2008, the aggregate market value of the common equity held by non-affiliates of the registrant was approximately $2.5 million. As of that date, the number of shares outstanding of the registrant's only class of common stock was 26,286,672,599.

Transitional Small Business Disclosure Format (check one):  YES | |  NO |X|

DOCUMENTS INCORPORATED BY REFERENCE: None.

--------------------------------------------------------------------------------
                                      PART I

ITEM 1. DESCRIPTION OF BUSINESS.

Company Overview

        We were incorporated in Colorado on February 2, 1986 under the name Coastal Financial Corp. On December 5, 1994, Coastal Financial Corp. changed its name to BDR Industries, Inc. which changed its name on October 16, 1995, to ConectiSys Corporation.

        Since 1995, we have been engaged in the development of a low-cost automatic meter reading, or AMR, solution. We have developed a low-cost AMR solution that includes a proprietary system employing specialized hardware and software that will allow for residential and commercial applications. Our proprietary system is called H-NET(TM), which is a trademark of ConectiSys. Our H-NET(TM) system is currently comprised of two principal components: our H-NET(TM) 5.0 product, which itself is comprised of circuitry and a radio transmitter, and our H-NET(TM) BaseStation. Our H-NET(TM) 5.0 product is a component that is designed to be part of a digital energy meter to read and wirelessly transmit meter data to our H-NET(TM) BaseStation. Our H-NET(TM) BaseStation is designed to receive and relay the meter data over standard land lines and cellular connections to a central location where the data is compiled and utilized.

        We are continuing the development of our H-NET(TM) system. Our recent development efforts have focused on redesigning our H-NET(TM) circuitry from a three-board circuit to a one-board circuit. This redesign was completed in November 2005 and testing of our new H-NET(TM) circuitry has begun. We redesigned our H-NET(TM) circuitry to respond to redesigns of meter products by meter manufacturers. These redesigns by meter manufacturers were directed at reducing costs and resulted in reduced available space for integration of circuitry from third-party technology providers such as ConectiSys.

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

        We estimate that there are approximately 140 million electrical energy meters in the United States, approximately 17 million of which are located in California. Our goal is to achieve sufficient proliferation of our H-NET(TM) system so that it is installed in one percent of the electrical energy meters in the United States or ten percent of the electrical energy meters in the State of California. Initially, we intend our principal efforts to be focused on the deployment of our H- NET(TM) system in the State of California.

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

        o Intensify our marketing activities. As funds become available, we intend to invest in a comprehensive targeted, product-specific marketing program to raise awareness of ConectiSys and our H-NET(TM) system in order to attract customers.

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

        Beginning in 2000, we successfully launched and completed H-NET(TM) demonstration programs at various locations in Southern California. In 2004, we began a similar program in Los Angeles County, California at various sites in the Southern California Edison service territory. Our H-NET(TM) meters for this program were installed by Southern California Edison in May 2004 and the program recorded and continues to record real-time meter data seamlessly and error-free. We plan to expand this demonstration program during 2008 and expect that it will continue to grow with additional commercial and residential clients.

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

        o provide utility companies and energy service providers with reliable and accurate electricity usage records;

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

Government Regulation

        Our H-NET(TM) system is designed to comply with a significant number of industry standards and regulations, some of which are evolving as new technologies are deployed. In the United States, our H-NET(TM) system must comply with various regulations defined by the FCC and Underwriters Laboratories, or other nationally-recognized test laboratories, as well as industry standards.

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

        The current principal target of our marketing and sales efforts is the utility and energy service provider industries. These industries consist of a wide variety of organizations that use data communications in an automated process application, such as utilities and energy management companies. Responding to deregulation and other major changes taking place within the industry, electric power utility companies have become leading advocates in promoting the implementation of automation and technological advancement as a means of achieving cost savings as they enter the competitive arena. Utility companies are automating numerous distinct processes within their operating systems. Our H-NET(TM) system is designed for and is expected to be sold for use in:

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

        CellNet Data Systems    CellNet provides fixed-network wireless AMR
                                systems and has installed systems in various cities and areas throughout North America.
                                CellNet has technology alliances with major energy meter manufacturers and is a subsidiary of Schlumberger.

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

Intellectual Property

        We currently rely on a combination of contractual rights, copyrights, trademarks and trade secrets to protect our proprietary rights. However, although our H-NET(TM) system and its constituent components could benefit from patent protection, we have chosen to retain the proprietary rights associated with our H-NET(TM) system predominantly as trade secrets. Although we currently rely to a great extent on trade secret protection for much of our technology, we cannot provide any assurance that our means of protecting our proprietary rights will be adequate or that our competitors will not independently develop comparable or superior technologies or obtain unauthorized access to our proprietary technology.

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

Employees

        We have six full time employees and a five person advisory board. Our employees are involved in executive, corporate administration, operations, and sales and marketing functions. We also use the services of outside consultants and experts on many of our projects to help reduce costs. We consider our relations with our employees to be good. None of our employees is represented by a labor union.

ITEM 2. DESCRIPTION OF PROPERTY.

        Our principal center of operations is located at 25115 Avenue Stanford, Suite 320, Valencia, California 91355. This 1,100 square foot space is leased for approximately $2,500 per month. We believe that our facilities are adequate for our needs for the near future.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        None.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

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

                                                      Price Range
                                                      -----------
                                                    High          Low
                                                  --------      -------
        Year Ended September 30, 2007:

        First Quarter (October 1 - December 31)   $0.0005       $0.0002
        Second Quarter (January 1 - March 30)      0.0003        0.0001
        Third Quarter (April 1 - June 30)          0.0002        0.0001
        Fourth Quarter (July 1 - September 30)     0.0001        0.0001*

        Year Ended September 30, 2006:
        First Quarter                             $0.0003       $0.0002
        Second Quarter                             0.0020        0.0001
        Third Quarter                              0.0014        0.0004
        Fourth Quarter                             0.0005        0.0003
__________
* Indicates lowest reported closing bid price during the period; however, on numerous days during the period, there was no closing bid.

Holders

        As of January 14, 2008, we had 26,286,672,599 shares of common stock outstanding and held of record by approximately 700 shareholders, and the high and low sale prices of a share of our common stock on the OTC Bulletin Board on that date were $.0001 and $.0001, respectively. Within the holders of record of our common stock are depositories such as Cede & Co. that hold shares of stock for brokerage firms which, in turn, hold shares of stock for beneficial owners.

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

Recent Sales of Unregistered Securities

        In July 2007, we issued an aggregate of 1,690,186,150 shares of common stock to four accredited investors upon conversion of an aggregate of $83,640 in principal and certain related interest on our convertible debentures.

        In August 2007, we issued an aggregate of 276,390,928 shares of common stock to four accredited investors upon conversion of an aggregate of $13,820 in principal and certain related interest on our convertible debentures.

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

 Going Concern Assumption

        We have based our financial statements on the assumption of our operations continuing as a going concern. As a result, we continue to depreciate fixed assets and show certain debts as long-term. As of September 30, 2007, we had a deficiency in working capital of approximately $4.6 million and had an accumulated deficit of approximately $39.5 million, which raise substantial doubt about our ability to continue as a going concern. Our plans for correcting these deficiencies include the future sales and licensing of our products and technologies and the raising of capital through the issuance of common stock, which are expected to help provide us with the liquidity necessary to meet operating expenses. An investor group has advanced us an aggregate amount of approximately $7.3 million. Over the longer- term, we plan to achieve profitability through our operations from the sale and licensing of our H-NET
(TM) automatic meter-reading system. Our consolidated financial statements do not include any adjustments relating to the recoverability and classification of the recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue our existence.

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

        Comparison of Results of Operations for the Fiscal Years Ended September 30, 2007 and 2006

        We generated $6,922 in revenues for the fiscal year ended September 30, 2007 and generated no revenues for the fiscal year ended September 30, 2006. Cost of prototypes and samples sold for fiscal 2007 was $224,772 as compared to $211,120 for fiscal 2006, representing an increase of $13,652, or 6.5%. This increase in cost of prototypes and samples sold was primarily due to an increase in production of models and prototypes of our H-NET(TM) products that are used for sales and marketing purposes.

        General and administrative expenses for fiscal 2007 were $1,457,650 as compared to $1,329,175 for fiscal 2006, representing an increase of $128,475, or 9.7%. This increase in general and administrative expenses was primarily due to increased salaries.

        Interest expense for fiscal 2007 was $2,080,351 as compared to $1,499,470 for fiscal 2006, representing an increase of $580,881, or 38.7%. This increase in interest expense was primarily due to an increase in net borrowings under our convertible debentures and other debt during fiscal 2007, resulting in a corresponding increase in amortization of convertible debt discount on these debentures.

        Net loss for fiscal 2007 was $3,766,554 as compared to $3,052,297 for fiscal 2006, representing an increase of $714,257, or 23.4%. The increase in net loss was primarily due to the increase in interest expense, as described above.

Liquidity and Capital Resources

        During the year ended September 30, 2007, we financed our operations solely through private placements of securities. We are actively pursuing sales of our H-NET(TM) systems with meter manufacturers and other companies in the energy industry. However, we have not yet sold any H-NET(TM) systems. We have a history of only inconsequential revenues and have incurred significant losses since the beginning of the development of our H-NET(TM) system. We have significant accumulated and working capital deficits. As a result of our financial condition, our independent auditors have issued a report questioning our ability to continue as a going concern. Our consolidated financial statements as of September 30, 2007 and for the years ended September 30, 2007 and 2006 have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

        As of September 30, 2007, we had a working capital deficit of approximately $4.6 million and an accumulated deficit of approximately $39.5 million. As of that date, we had approximately $41,000 in cash and cash equivalents. We had accounts payable and accrued compensation expenses of approximately $2.3 million. We had other current liabilities, including amounts due to officers, accrued interest and current portion of convertible debentures of approximately $2.4 million, including debts incurred prior to the beginning of fiscal year 2007. To the extent convertible debentures or promissory notes that we have issued are converted into shares of common stock, we will not be obligated to repay the converted amounts.

        Cash used in our operating activities totaled approximately $1.3 million for the year ended September 30, 2007 and approximately $1.4 million for the year ended September 30, 2006. Cash provided by our investing activities totaled approximately $414,000 for the year ended September 30, 2007, as compared to cash used in our investing activities of approximately $511,000 for the year ended September 30, 2006. The increase in cash provided by our investing activities was primarily caused by the sale of short-term investments.

        Cash provided by our financing activities totaled approximately $931,000 for the year ended September 30, 2007 as compared to approximately $1.4 million for the year ended September 30, 2006. We raised all of the cash provided by financing activities during the year ended September 30, 2007 from the issuance of common stock, convertible notes and warrants.

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

        As of January 14, 2008, we were in default under our obligations to register for resale shares of our common stock underlying certain of our outstanding convertible debentures and notes due to our failure to timely register for resale a sufficient number of shares of our common stock upon conversion of those convertible debentures and notes. Our registration obligations require us to register for resale 200% of all registrable securities, which are largely comprised of the shares of common stock issuable upon conversion or exercise of our outstanding convertible debentures, notes and warrants. We have historically been unable to register for resale the full required amounts of shares of common stock due in part to limitations in our available authorized capital. As we have increased our authorized capital from time to time, we have often been reluctant to utilize all or nearly all available authorized capital to satisfy our registration obligations. This reluctance arises from our need to maintain available authorized capital for other potential financing transactions that we may need to conduct to fund our research and development and otherwise maintain sufficient capital resources to fund our operations. In addition, because the number of registrable securities is calculated based on a discount to the prevailing market price of our common stock, and market prices for our common stock have generally declined throughout the duration of our convertible debenture and note financings, the number of registrable securities has substantially increased. Accordingly, although we may have been in compliance initially, the decline in market prices for our common stock has caused us to fall out of compliance with our registration obligations.

        As of January 14, 2008, we were also in default under our obligations to make interest payments under nearly all of our outstanding convertible debentures and notes due to our lack of liquidity to fund those interest payments. Although we received substantial cash investments in connection with our convertible debenture and note financing transactions, we have been reluctant to make quarterly cash interest payments to our investors. This reluctance arises from our need to maintain sufficient capital resources to fund our research and development and our operations. However, on various occasions, we have prepaid certain interest amounts in connection with convertible debenture and note financing transactions. In these instances, we were able to at least temporarily, and on occasion fully, comply with our interest payment obligations until the convertible debentures or notes were fully converted into shares of our common stock. In our most recent February 2007 and March 2006 convertible note financing transactions, we did not prepay any interest amounts and we expect to continue indefinitely to be in default of our obligations to make quarterly interest payments under those convertible notes as well as numerous other convertible debentures and notes outstanding from prior financing transactions.

        As of January 14, 2008, we owed principal and unpaid interest on our convertible debentures and notes in an aggregate amount of approximately $3.5 million, net of approximately $103,000 of prepaid interest, all of which we believe would be immediately due and payable upon demand by the holders of our secured convertible debentures and notes.

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

        As of January 14, 2008, we had issued the following secured convertible debentures and notes, which provide for interest at the rate of 12% per annum, except for the notes issued in March 2005, which provide for interest at the rate of 8% per annum, and the notes issued in March 2006 and February 2007, which provide for interest at the rate of 6% per annum, and warrants to purchase common stock to various accredited inventors in connection with debenture and note offering transactions:

                                                                                       Unexpired
                        Original          Net          Remaining     Accrued and       Warrants
                        Principal      Proceeds to      Principal       Unpaid         Issued in
Issuance Date          Amount($)(1)  ConectiSys($)(2)   Amount($)    Interest($)(3)   Offering(#)
---------------        ------------- ----------------- -----------  ----------------  -----------
November 27, 2002     $ 200,000      $     144,000      $   -       $     -             1,000,000
March 3, 2003           150,000            100,000          -           27,720            750,000
May 12, 2003            150,000            100,000          -           36,000            750,000
November 25, 2003       100,000             76,000          -           24,000            500,000
December 3, 2003         50,000             31,000          -           12,000            250,000
December 31, 2003        50,000             44,000          -           12,000            250,000
February 18, 2004        50,000             35,000          -           12,000            250,000
March 4, 2004           250,000            203,000          -           59,048          1,250,000
April 19, 2004          250,000            165,000          -             -               750,000
June 30, 2004           625,000            452,000          -             -             1,875,000
September 9, 2004       625,000            482,000          -             -             1,875,000
March 17, 2005        1,400,000          1,148,000         825,145     200,137          2,800,000
March 8, 2006         1,270,000          1,180,000         954,989      88,863         20,320,000
February 13, 2007     1,350,000          1,240,000       1,350,000      41,836         27,000,000
                      ------------   -------------      -----------   ---------        -----------
        Total:       $6,520,000      $   5,400,000      $3,130,134    $ 513,604        59,620,000
   ________________  ============    =============      ==========    =========        ===========
        (1)     Amounts shown do not include additional convertible debentures issued prior to November 27, 2002 having an aggregate original principal amount of $750,000 that were fully converted to
                equity.

        (2) Amounts are approximate and represent net proceeds after deducting expenses incurred in connection with the offering as well as expenses for legal fees incurred in connection with preparation of reports and statements filed with the Securities and Exchange Commission.

        (2) Amounts are approximate and represent accrued (and unpaid) interest outstanding as of January 14, 2008. The total amount of accrued and unpaid interest does not account for approximately
                $103,000 of outstanding pre-paid interest.

        Each of the above outstanding secured convertible debentures or notes, except for the convertible notes issued in March 2005 and 2006 and February 2007, are due one year following their respective issuance dates. The convertible notes issued in March 2005 are due two years following their issuance dates. The convertible notes issued in March 2006 and February 2007 are due three years following their issuance dates. The conversion price of our secured convertible debentures is the lower of 40% of the average of the three lowest intra-day trading prices of a share of our common stock on the OTC Bulletin Board during the twenty trading days immediately preceding the conversion date, and either (a) $.06 for the June 2002 convertible debentures,
(b) $.01 for the November 2002, March and May 2003 convertible debentures, (c) $.005 for the November and December 2003 and the February, March, April, June and September 2004 convertible debentures and the March 2005 convertible notes, or (d) $.03 for the March 2006 and February 2007 convertible notes. As of January 14, 2008, the applicable conversion price was approximately $0.00004 per share.

        Our continued operations are dependent on securing additional sources of liquidity through debt and/or equity financing.

        As indicated above, our consolidated financial statements as of September 30, 2007 and for the years ended September 30, 2007 and 2006 have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As discussed in this report and in Note 2 to our consolidated financial statements included in this report, we have suffered recurring losses from operations and at September 30, 2007 had substantial net capital and working capital deficiencies. These factors, among others, raised substantial doubt about our ability to continue as a going concern and led our independent registered public accounting firm to modify its unqualified report to include an explanatory paragraph related to our ability to continue as a going concern. The consolidated financial statements included in this document do not include any adjustments that might result from the outcome of this uncertainty.

        We have been, and currently are, working toward identifying and obtaining new sources of financing. Our current convertible debenture and note investors have provided us with an aggregate of approximately $7.3 million in financing to date. No assurances can be given that they will provide any additional financing in the future. Our current secured convertible debenture and note financing documents contain notice and right of first refusal provisions and the grant of a security interest in substantially all of our assets in favor of the convertible debenture and note investors, all of which provisions will restrict our ability to obtain debt and/or equity financing from any investor other than our current investors.

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

Effect of Inflation

        Inflation did not have any significant effect on our operations during the year ended September 30, 2007. Further, inflation is not expected to have any significant effect on our future operations.

Impact of New Accounting Pronouncements

        The FASB has established new accounting pronouncements. We do not expect the adoption of these pronouncements to have a material impact on our financial position, results of operations or cash flows.

        In September 2006, the FASB issued Statement of Financial Accounting Standards, or SFAS, No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, or GAAP, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements. Prior to SFAS No. 157, there were different definitions of fair value and limited guidance for applying those definitions in GAAP. Moreover, that guidance was dispersed among the many accounting pronouncements that require fair value measurements. Differences in that guidance created inconsistencies that added to the complexity in applying GAAP. The changes to current practice resulting from the application of SFAS No. 157 relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.

        In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which permits entities to choose to measure many financial instruments and certain other items at fair value which are not currently required to be measured at fair value. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.

        In December 2007, the FASB issued SFAS No. 141R, Business Combinations, which establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, goodwill acquired in the business combination, or a gain from a bargain purchase. SFAS No. 141R is effective for financial statements issued for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

        In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, which establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years.

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

        As of January 14, 2008, we were in default under our obligations to register for resale shares of our common stock underlying certain of our outstanding convertible debentures and notes due to our failure to timely register for resale a sufficient number of shares of our common stock upon conversion of those convertible debentures and notes. In addition, as of that date, we were also in default under our obligations to make interest payments under nearly all of our outstanding convertible debentures and notes due to our lack of sufficient capital resources to fund those interest payments. As of that date, we owed principal and unpaid interest on our convertible debentures and notes in an aggregate amount of approximately $3.5 million, net of approximately $103,000 of prepaid interest, all of which we believe would be immediately due and payable upon demand by the holders of our secured convertible debentures and notes.

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

        We have a history of only inconsequential revenues, have incurred significant losses, expect continued losses and may never achieve profitability. If we continue to incur losses, we may have to curtail our operations, which may prevent us from successfully deploying our H-NET(TM) wireless meter reading system.

        We have a history of only inconsequential revenues, have not been profitable and expect continued losses. Historically, we have relied upon cash from financing activities to fund all of the cash requirements of our activities and have incurred significant losses and experienced negative cash flow. As of September 30, 2007, we had an accumulated deficit of approximately $39.5 million. For our fiscal year ended September 30, 2007, we incurred a net loss of approximately $3.8 million and for our fiscal year ended September 30, 2006, we incurred a net loss of approximately $3.1 million. We cannot predict when we will become profitable or if we ever will become profitable, and we may continue to incur losses for an indeterminate period of time and may never achieve or sustain profitability. An extended period of losses and negative cash flow may prevent us from successfully deploying our H-NET(TM) wireless meter reading system, or our H-NET(TM) system, and operating or expanding our business. As a result of our financial condition, our independent auditors have issued a report questioning our ability to continue as a going concern.

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

        The report of our independent auditors contained in our financial statements for the years ended September 30, 2007 and 2006 includes a paragraph that explains that we have incurred substantial losses and have a working capital deficit. This report raises substantial doubt about our ability to continue as a going concern. Reports of independent auditors questioning a company's ability to continue as a going concern are generally viewed unfavorably by analysts and investors. This report may make it difficult for us to raise additional debt or equity financing necessary to continue the development and deployment of our H- NET(TM) system. We urge potential investors to review this report before making a decision to invest in ConectiSys.

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

        As of January 14, 2008, we had outstanding 26,286,672,599 shares of common stock, of which approximately 1,909,790,000 shares were restricted under the Securities Act of 1933. As of that date, we also had outstanding options, warrants, convertible debentures and notes and preferred stock that were exercisable for or convertible into approximately 88,537,000,000 shares of our common stock, nearly all of which are covered by registration rights. Sales of a substantial number of shares of our common stock in the public market, or the perception that sales could occur, could adversely affect the market price of our common stock. Any adverse effect on the market price of our common stock could make it difficult for us to raise additional capital through sales of equity securities at a time and at a price that we deem appropriate.

        Conversion or exercise of our outstanding derivative securities could substantially dilute your investment because the conversion and exercise prices of those securities and/or the number of shares of common stock issuable upon conversion or exercise of those securities are subject to adjustment.

        We have issued various debentures, notes and warrants that are convertible or exercisable at prices that are subject to adjustment due to a variety of factors, including fluctuations in the market price of our common stock and the issuance of securities at an exercise or conversion price less than the then-current exercise or conversion price of those debentures, notes or warrants. As of January 14, 2008, the closing price of a share of our common stock on the OTC Bulletin Board was $.0001. On that date, our debentures, notes and warrants outstanding with adjustable conversion and/or exercise prices were convertible or exercisable into approximately 88,527,000,000 shares of our common stock. The number of shares of common stock that these adjustable securities ultimately may be converted into or exercised for could prove to be greater than this amount if the market price of our common stock declines. You could, therefore, experience substantial dilution of your investment as a result of the conversion or exercise of our outstanding derivative securities.

        The applicable conversion price of our debentures and notes issued to certain security holders is variable and does not have a lower-limit, therefore the dilutive effect to our existing security holders is theoretically limitless. However, because the variable conversion price of these debentures and notes has an upper limit, an increase in the trading price of a share of our common stock will result in a limited benefit to existing security holders with respect to the conversion of these debentures and notes. The following table sets forth the number of shares issuable upon conversion of the aggregate principal and all accrued and unpaid interest on our convertible debentures and notes issued to certain security holders and outstanding as of January 14, 2008, which amount was approximately $3.5 million, net of prepaid interest, and is based upon the indicated hypothetical trading prices:

                                        Approximate      Percentage of
Hypothetical                            Number of Shares   Company's
Trading Price     Conversion Price (1)  Issuable (2)     Common Stock (3)
---------------   --------------------  ---------------- ----------------
    $.0008             $.00032           10,938,000,000         29%
    $.0004             $.00016           21,875,000,000         45%
    $.0002             $.00008           43,750,000,000         62%
    $.0001             $.00004           87,500,000,000         77%
_______________
        (1) The conversion price of our debentures and notes is the lower of 40% of the average of the three lowest intraday trading prices of a share of our common stock on the OTC Bulletin Board during the twenty trading days immediately preceding the conversion date, and either (a) $.06 for the March, May and June 2002 convertible debentures, (b) $.01 for the March and May 2003 convertible debentures, (c) $.005 for the November and December 2003, and the February and March 2004 convertible debentures and the March 2005 convertible notes, or (d) $.03 for the March 2006 and February 2007 convertible notes. As of January 14, 2008, the applicable conversion price was approximately $.00004.
        (2) Our current authorized capital allows us to issue a maximum of 50 billion shares of common stock.
        (3) Amounts are based on 26,286,672,599 shares of our common stock outstanding as of January 14, 2008 plus the corresponding number of shares issuable. Each of the holders of our convertible debentures and notes may not convert our debentures or notes into more than 4.9% of our then-outstanding common stock; however, the holders may waive the 4.9% limitation, thus allowing the conversion of their debentures or notes into a number of shares of common stock in excess of 4.9% of our then-outstanding common stock.

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

        The stock market as a whole and individual stocks historically have experienced extreme price and volume fluctuations, which often have been unrelated to the performance of the related corporations. During the year ended September 30, 2007, the high and low closing bid prices of our common stock were $.0005 and $.0001, respectively; however, on numerous days during the period, there was no closing bid. The market price of our common stock may exhibit significant fluctuations in the future response to various factors, many of which are beyond our control and which include:

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        None.

ITEM 8A.        CONTROLS AND PROCEDURES.

 Evaluation of Disclosure Controls and Procedures

        We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended ("Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of September 30, 2007 that our disclosure controls and procedures were effective at the reasonable assurance level.

 Changes in Internal Control over Financial Reporting

        There were no changes in our "internal control over financial reporting" (as defined in Rule 13a-15(f) under the Exchange Act) during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8A(T).     CONTROLS AND PROCEDURES.

        Not applicable.

ITEM 8B.        OTHER INFORMATION.

        None.

                                     PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Directors and Executive Officers

        The directors and executive officers of ConectiSys and their ages, positions, business experience and education as of January 14, 2008 are as follows:
         Name                  Age                Position
         ----                  ---                ---------
Robert A. Spigno (1)(2)         53      Chairman of the Board, Chief Executive
                                        Officer, Chief Financial Officer and
                                        Director

Lawrence Muirhead (1)(2)        48      Chief Technology Officer and
                                        Director

Rodney W. Lighthipe             61      Treasurer and Secretary

Melissa McGough (1)             35      Director
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

        All directors hold office until the next annual meeting of shareholders and until their respective successors are elected or until their earlier death, resignation or removal. Each officer of ConectiSys serves at the discretion of the board of directors. There are no family relationships between or among any directors or executive officers of ConectiSys.

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

        Based solely upon a review of copies of these reports furnished to us during fiscal 2007 and thereafter, or written representations received by us from reporting persons that no other reports were required, we believe that all
Section 16(a) filing requirements applicable to our reporting persons during fiscal 2007 were complied with, except that Mr. Robert Spigno did not timely file a Form 4 to report one transaction.

Board Committees

        Our board of directors has a Stock Option Committee and a Nominating Committee. Our board of directors does not have an Audit Committee. In the absence of an Audit Committee, the entire board of directors intends to satisfy the duties of that committee. Our Nominating Committee has a written charter.

        During fiscal 2007, our board of directors held eleven meetings. During fiscal 2007, no incumbent director attended fewer than 75% of the aggregate of the total number of meetings of the board of directors held during the period for which he or she has been a director and the total number of meetings held by all committees of the board on which he or she served during the periods that he or she served.

        Stock Option Committee. Our Stock Option Committee makes recommendations to our board of directors concerning incentive compensation for employees and consultants of ConectiSys, selects the persons entitled to receive options under our stock option plans and establishes the number of shares, exercise price, vesting period and other terms of the options granted under those plans. The Stock Option Committee currently consists of Robert A. Spigno, Lawrence Muirhead and Melissa McGough. During fiscal 2007, the Stock Option Committee held one meeting. No executive officer of ConectiSys has served as a director or member of the compensation committee of any other entity whose executive officers served as a director of ConectiSys.

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

        Our Nominating Committee assists our board of directors in the selection of nominees for election to the board. The committee determines the required selection criteria and qualifications of director nominees based upon the needs of ConectiSys at the time nominees are considered and recommends candidates to be nominated for election to the board. The Nominating Committee was constituted, and our board of directors adopted a written charter for the Nominating Committee, in June 2004. A copy of the current charter is available on our website at http://www.conectisys.com under the headings "Investor Relations" and "Corporate Governance." During fiscal 2007, our Nominating Committee held one meeting.

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

Policy With Regard to Board Members' Attendance at Annual Meetings

        It is our policy that our directors are invited and encouraged to attend all of our annual meetings. We did not hold an annual meeting in fiscal 2007.

Security Holder Communications with the Board of Directors

        Our board of directors has established a process to receive communications from security holders. Security holders and other interested parties may contact any member (or all members) of the board of directors, any committee of the board of directors or any chair of any such committee, by mail. To communicate with the board of directors, any individual directors or any group or committee of directors, correspondence should be addressed to the board of directors or any such individual directors or group or committee of directors by either name or title. All such correspondence should be sent "c/o Secretary" at 25115 Avenue Stanford, Suite 320, Valencia, California 91355.

        All communications received as set forth in the preceding paragraph will be opened by the Secretary for the sole purpose of determining whether the contents represent a message to our directors. Any contents that are not in the nature of advertising, promotions of a product or service, patently offensive material or matters deemed inappropriate for the board of directors will be forwarded promptly to the addressee. In the case of communications to the board of directors or any group or committee of directors, our Secretary will make sufficient copies of the contents to send to each director who is a member of the group or committee to which the envelope is addressed.

Codes of Ethics

        Our board of directors has adopted a Code of Business Conduct and Ethics that applies to all of our directors, officers and employees and an additional Code of Business Ethics that applies to our Chief Executive Officer and senior financial officers. The Codes of Ethics, as applied to our principal executive officer, principal financial officer and principal accounting officer constitutes our "code of ethics" within the meaning of Section 406 of the Sarbanes-Oxley Act of 2002. We will provide a copy of our code of ethics to any person without charge, upon written request to ConectiSys Corporation,
Attention: Investor Relations, at 25115 Avenue Stanford, Suite 320, Valencia, California 91355.

Compensation Committee Interlocks and Insider Participation

        No member of our board of directors has a relationship that would constitute an interlocking relationship with executive officers and directors of another entity.

Compensation of Directors

        Our directors do not receive any compensation in their capacities as members of the board of directors, but may be reimbursed for reasonable expenses incurred in connection with attendance of meetings of the board of directors. Our directors did not receive any compensation in their capacities as members of our board of directors in fiscal 2007.

        The advisors to our board of directors each initially received 250,000 shares of common stock as compensation for their advisory services. No additional compensation has been paid and any future compensation will be in the discretion of our board of directors.

        We do not have a predetermined or automatic annual or other periodic program for grants of equity compensation to our directors. Equity compensation is granted as and when determined appropriate by our board.

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

ITEM 10.        EXECUTIVE COMPENSATION.

Summary Compensation Table

        The following table sets forth summary information concerning the compensation of our principal executive officer and principal financial officer, and our Chief Technology Officer (collectively, the "named executive officers"), for all services rendered in all capacities to us for the years ended September 30, 2007 and 2006. There were no other officers whose annual compensation exceeded $100,000 during the year ended September 30, 2007.

                                                              Stock     All Other
           Name and                           Salary   Bonus   Awards  Compensation  Total
        Principle Position          Year        ($)     ($)     ($)(1)  ($)(2)        ($)
-----------------------------      ------     ------   ------  ------- ------------  -----
Robert A. Spigno
  Chief Executive Officer and       2007     $160,000   $-     $80,000  $  -        $240,000
  Chief Financial Officer           2006      160,000    -      80,000    18,462     258,462

Lawrence Muirhead
        Chief Technology Officer    2007       90,000    -        -        -          90,000
                                    2006      150,000    -        -        -         150,000

_______________
(1) The amounts shown are the compensation costs recognized in our financial statements for fiscal 2007 and 2006 related to stock grants to Mr. Spigno. Amounts represent bonus earned, but deferred and recorded on the books and records of ConectiSys as accrued compensation. Amounts are payable in common stock of ConectiSys based on a conversion price equivalent to 50% of the average of the closing bid and asked prices of a share of ConectiSys common stock for the 30 days prior to the end of the year in which such bonus was earned. Although our agreement with Mr. Spigno provides that the conversion price is to be equal to 50% of the average of the closing bid and asked prices of a share of our common stock for the 30 days prior to the end of the calendar year, Mr. Spigno voluntarily relinquished his right to receive shares for fiscal 2007 and 2006 based on this conversion price in favor of a conversion price equal to 100% of the average of the closing bid and asked prices of a share of our common stock for the 30 days prior to the end of the applicable calendar year.
(2) The value of perquisites and other personal benefits was less than $10,000 in aggregate for each executive; provided, that Mr. Spigno's accrued and unpaid vacation benefits were $18,462 for fiscal 2006, which amount remains unpaid. Luca Spigno and Robert Spigno, Jr., each of whom is a son of Robert A. Spigno, are full-time employees of ConectiSys Corporation and receive annual salaries of $57,200 and $61,880, respectively.

Employment Agreements

        Robert A. Spigno

        In October 1995, our board of directors set the compensation for Robert
A. Spigno, our Chairman, Chief Executive Officer and Chief Financial Officer. Mr. Spigno has executed an employment agreement with ConectiSys effective October 2, 1995, as amended by employment agreement amendments effective July 24, 1996, August 11, 1997, September 1, 1999 and March 27, 2000 that provide for annual salary of $160,000 and provided for a bonus of 50% of Mr. Spigno's annual salary, with the bonus payable in common stock of ConectiSys at the end of each fiscal year. See footnotes in "Summary Compensation Table" above for a description of how Mr. Spigno's bonus is to be calculated. Effective as of April 1, 2007, we extended Mr. Spigno's employment agreement through April 1, 2008.

        Lawrence Muirhead

        In August 1998, our board of directors set the compensation for Lawrence Muirhead, our Chief Technology Officer. Mr. Muirhead has executed an employment agreement with ConectiSys effective August 1, 1998, that provides for annual salary compensation of $150,000.

Outstanding Equity Awards at Fiscal Year End

        As of September 30, 2007, Robert Spigno held an option to purchase 234,155 shares of our Class A preferred stock at an exercise price of $1.00 per share. Each share of Class A preferred stock is entitled to 100 votes per share on all matters presented to our shareholders for action. The Class A preferred stock does not have any liquidation preference, additional voting rights, conversion rights, anti-dilution rights or any other preferential rights. The Class A preferred stock option is fully vested and expires on November 1, 2009.

        As of September 30, 2007, Robert Spigno held an option to purchase 500,000 shares of our Class B preferred stock at an exercise price of $.05 per share. Each share of Class B preferred stock is convertible into 10 shares of our common stock. The Class B preferred stock does not have any liquidation preference, voting rights, other conversion rights, anti-dilution rights or any other preferential rights. The exercise price of $.05 per share equates to $.005 per share of common stock if the Class B preferred stock were converted, which was in excess of the price of our common stock on that date. The price of our common stock on the OTC Bulletin Board(R)as of September 30, 2007 was $.0001. The Class B preferred stock option is fully vested and expires on November 1, 2009.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

        As of January 14, 2008, a total of 26,286,672,599 shares of our common stock were outstanding. The following table sets forth information as of that date regarding the beneficial ownership of our common stock both before and immediately after the offering by:

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

Name and Address of                       Amount and Nature of
Beneficial Owner(1)    Title of Class   Beneficial Ownership(2) Percent of Class
-------------------    --------------   ----------------------- ----------------
Robert A. Spigno       Common            1,403,615,176(3)                5.07%
                       Class A Preferred       450,020(4)              100.00%
                       Class B Preferred       500,000(5)               50.00%

Rodney W. Lighthipe    Common               25,852,388                    *

Lawrence Muirhead      Common                  971,393                    *

Melissa McGough        Common                  354,138                    *

All directors and
executive officers
as a group (4 persons)  Common             1,430,793,095(6)                5.17%
                        Class A Preferred        450,020(4)              100.00%
                        Class B Preferred        500,000(5)               50.00%
        _______________
        *       Less than 1.00%

        (1) The address of each director and executive officer named in this table is c/o ConectiSys Corporation, 25115 Avenue Stanford, Suite 320, Valencia, California 91355. Mr. Spigno and Mr. Muirhead are directors and executive officers of ConectiSys.
                Ms. McGough is a director of ConectiSys. Mr. Lighthipe is Treasurer and Secretary of ConectiSys.
        (2) Based upon information furnished to us by the directors and executive officers or obtained from our stock transfer books showing 26,286,672,599 shares of common stock outstanding as of January 14, 2008. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Except as indicated by footnote, and subject to community property laws where applicable, the persons named in the table above have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. Shares of common stock subject to options currently exercisable, or exercisable within 60 days after January 14, 2008, are deemed to be outstanding in calculating the percentage ownership of a person or group but are not deemed to be outstanding as to any other person or group.
        (3) Includes (i) 4,992,556 shares held directly, (ii) 5,000,000 shares issuable upon conversion of Class B preferred stock, and
                (iii)1,393,622,620 shares issuable in connection with payment of annual bonuses for calendar years 2002 through 2007. Mr. Spigno holds an option to purchase up to 500,000 shares of Class B preferred stock.
        (4) Includes (i) 215,865 shares held directly, and (ii) 234,155 shares underlying an option to purchase Class A preferred stock.
        (5) Represents an option to purchase up to 500,000 shares of Class B preferred stock.
        (6) Includes (i) 7,170,475 shares held directly, (ii) 5,000,000 shares issuable upon conversion of Class B preferred stock, and
                (iii)1,393,622,620 shares issuable in connection with payment of annual bonuses to Mr. Spigno for calendar years 2002 through 2007. Mr. Spigno holds an option to purchase up to 500,000 shares of Class B preferred stock.

Equity Compensation Plan Information

        No options, warrants or rights under any formal or informal incentive compensation plan were outstanding, and there were no securities remaining available for future issuance under any formal incentive compensation plan, as of September 30, 2007.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Certain Relationships and Related Transactions

 Miscellaneous

        We are or have been a party to employment and compensation arrangements with related parties, as more particularly described above under the headings "Compensation of Directors," "Indemnification of Directors and Officers," and "Executive Compensation." We have indemnification obligations to each of our directors and executive officers. Our indemnification obligations, including our certificate of incorporation and bylaws, require us to indemnify our directors and officers to the fullest extent permitted by Colorado law.

 Robert A. Spigno

        Effective December 31, 2006, Robert A. Spigno earned bonus compensation under his employment arrangement with ConectiSys in the amount of $80,000 payable in common stock of ConectiSys based on a conversion price equal to 50% of the average of the closing bid and asked prices of a share of our common stock for the 30 days prior to December 31, 2006. Although our agreement with Mr. Spigno provides that the conversion price is to be equal to 50% of the average of the closing bid and asked prices of a share of our common stock for the 30 days prior to December 31, 2006, Mr. Spigno voluntarily relinquished his right to receive shares for 2006 based on this conversion price in favor of a conversion price equal to 100% of the average of the closing bid and asked prices of a share of our common stock for the 30 days prior to December 31, 2006. The number of shares of common stock of ConectiSys issuable in connection with this bonus is 258,064,516.

        Effective December 31, 2007, Robert A. Spigno earned bonus compensation under his employment arrangement with ConectiSys in the amount of $80,000 payable in common stock of ConectiSys based on a conversion price equal to 50% of the average of the closing bid and asked prices of a share of our common stock for the 30 days prior to December 31, 2007. Although our agreement with Mr. Spigno provides that the conversion price is to be equal to 50% of the average of the closing bid and asked prices of a share of our common stock for the 30 days prior to December 31, 2007, Mr. Spigno voluntarily relinquished his right to receive shares for 2007 based on this conversion price in favor of a conversion price equal to 100% of the average of only the closing asked prices of a share of our common stock for the 30 days prior to December 31, 2007. The number of shares of common stock of ConectiSys issuable in connection with this bonus is 800,000,000.

        Luca Spigno, the son of Robert A. Spigno, is a full-time employee of ConectiSys Corporation and receives an annual salary of $57,200.

        Robert Spigno, Jr., the son of Robert A. Spigno, is a full-time employee of ConectiSys Corporation and receives a monthly salary of $61,880.

 Rodney W. Lighthipe

        In May 2006, Rodney W. Lighthipe was appointed as Treasurer and Secretary of ConectiSys at an initial monthly salary of $4,000. Mr. Lighthipe's current annual salary is $78,000.

Director Independence

        Of our three directors-Robert A. Spigno, Lawrence Muirhead and Melissa McGough-only Melissa McGough is "independent" under the current standards for "independence" established by the Securities and Exchange Commission and NASDAQ.

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



                                         2007          2006
                                         ----          ----
        Audit Fees..................$   35,880  $     33,500
        Audit - Related Fees....        21,200         9,325
        Tax Fees................             -             -
        All Other Fees..........             -             -
                                    ----------- ------------
            Total                   $    57,080 $     42,825
                                    =========== ============

        Audit Fees. Audit fees consist of amounts billed for professional services rendered for the audit of our annual consolidated financial statements included in our Annual Reports on Form 10-KSB.

        Audit-Related Fees. Audit-Related Fees consist of fees billed for professional services that are reasonably related to the performance of the audit or review of our consolidated financial statements but are not reported under "Audit Fees" and include amounts billed for professional services rendered for reviews of our interim consolidated financial statements included in our Quarterly Reports on Form 10 QSB and work performed in connection with the issuance of Consents of Independent Registered Public Accounting Firm included in Registration Statements on Forms SB-2 and the review thereof by Farber Hass Hurley & McEwen, LLP (f/k/a Hurley & Company).

        Tax Fees. Tax Fees consist of fees for professional services for tax compliance activities, including the preparation of federal and state tax returns and related compliance matters.

        All Other Fees. Consists of amounts billed for services other than those noted above.

        We do not have an Audit Committee. Our board of directors approved the Audit Fees for fiscal 2007 and 2006, but none of the other fees for 2007 and 2006 were specifically approved by our board of directors.

                                CONECTISYS CORPORATION

                     INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                           Page
                                                                           ----


Report of Independent Registered Public Accounting Firm.....................F-1

Consolidated Balance Sheet as of September 30, 2007.........................F-2

Consolidated Statements of Operations for the Years Ended
September 30, 2007 and 2006 and the Cumulative Period from
December 1, 1990 (Inception) through September 30, 2007.....................F-4

Consolidated Statements of Changes in Shareholders' Equity (Deficit)
for the Cumulative Period from December 1, 1990 (Inception) through
September 30, 2007..........................................................F-5

Consolidated Statements of Cash Flows for the Years Ended
September 30, 2007 and 2006 and the Cumulative Period from
December 1, 1990 (Inception) through September 30, 2007.....................F-17

Notes to Consolidated Financial Statements..................................F-20

         REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Conectisys Corporation and Subsidiaries
Valencia, California

We have audited the accompanying consolidated balance sheet of Conectisys Corporation and Subsidiaries (a development stage company) (the "Company") as of September 30, 2007, and the related consolidated statements of operations, changes in shareholders' equity (deficit), and cash flows for the years ended September 30, 2007 and 2006, and the cumulative period from December 1, 1990 (inception of development stage) through September 30, 2007, except that we did not audit these financial statements for the period December 1, 1990 (inception of development stage) through November 30, 1997; these financial statements were audited by other auditors, whose reports dated March 6, 1998 (for the period December 1, 1994 through November 30, 1997) and January 9, 1995 (for the period December 1, 1990 (inception of development stage) through November 30,
1994), respectively, expressed a going concern uncertainty. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. An audit includes examining, on a test basis, evidence supporting the amounts of disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Conectisys Corporation and Subsidiaries as of September 30, 2007, and the results of their operations and their cash flows for the years ended September 30, 2007 and 2006, and the cumulative period from December 1, 1990 (inception of development stage) through September 30, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a deficiency in working capital at September 30, 2007. These matters raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also discussed in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/S/ FARBER HASS HURLEY & MCEWEN, LLP
------------------------------------

Granada Hills, California
December 20, 2007

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) CONSOLIDATED BALANCE SHEET
September 30, 2007


ASSETS

Current assets
  Cash and cash equivalents                                $           40,834
  Employee advance                                                      1,000
  Prepaid expenses                                                     87,553
                                                            -----------------
Total current assets                                                  129,387

Property and equipment, net of accumulated
  depreciation of $377,025                                             98,183

Other assets
  Deposits                                                              4,698
  Loan fees, net of
   accumulated amortization of $534,163                                25,392
                                                            -----------------
Total assets                                               $          257,660
                                                            =================

The accompanying notes are an integral part of these consolidated financial statements.

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) CONSOLIDATED BALANCE SHEET
September 30, 2007


LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
  Accounts payable                                         $          208,538
  Accrued compensation                                              2,070,615
  Due to officers                                                         537
  Accrued interest                                                    360,614
  Other current liabilities                                            14,352
  Notes payable and
   current portion of long-term-debt                                2,072,303
                                                            -----------------
Total current liabilities                                           4,726,959

Long-term debt, net of current portion                              3,789,300

Commitments and contingencies                                             -

SHAREHOLDERS' DEFICIT:

Preferred stock - Class A, $1.00 par value;
  1,000,000 shares authorized, 215,865 shares
  issued and outstanding                                              215,865
Convertible preferred stock - Class B, $1.00
  par value; 1,000,000 shares authorized,
  -0- shares issued and outstanding                                         0
Common stock, no par value - 50,000,000,000 shares
  authorized, 23,177,633,821 shares issued
  and outstanding                                                  29,538,421
Additional paid-in capital:
  Convertible preferred stock - Class B $1.00 par
    value, 1,000,000 stock options exercisable                        100,000
  Common stock, no par value 51,620,000 stock
    options and warrants exercisable                                1,372,514

Deficit accumulated during the development stage                  (39,485,399)
                                                            -----------------
Total shareholders' deficit                                        (8,258,599)
                                                            -----------------
Total liabilities and shareholders' deficit                $          257,660
                                                            =================

The accompanying notes are an integral part of these consolidated financial statements.

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended September 30, 2007 and 2006
      And the Cumulative Period
From December 31, 1990 (Inception) Through September 30, 2007

                                                               Dec. 1, 1990
                                                                                   (Inception)
                                             Year Ended         Year Ended           Through
                                            September 30,      September 30,      September 30,
                                                2007               2006               2007
                                         -----------------  -----------------  -----------------

Revenues                                 $           6,922  $               0  $         524,382

Cost of prototypes and samples sold                224,772            211,120          1,567,261
                                         -----------------  -----------------  -----------------
Gross loss                                        (217,850)          (211,120)        (1,042,879)

Operating expenses:
General and administrative                       1,457,650          1,329,175         25,542,715
Bad debt expense                                         0                  0          1,680,522
Write-off of deposits
 and intangible assets                              14,853             17,000          1,331,714
                                         -----------------  -----------------  -----------------
Loss from operations                            (1,690,353)        (1,557,295)       (29,597,830)

Other income (expenses):
  Forgiveness of debt                                    0                  0            504,462
  Settled damages                                        0                  0           (125,000)
  Other income                                           0                  0             12,072
  Interest income                                    4,150              4,468            111,542
  Interest expense                              (2,080,351)        (1,499,470)       (10,453,145)
  Minority interest                                      0                  0             62,500
                                           -----------------  ----------------- -----------------
Net loss                                 $      (3,766,554)  $     (3,052,297) $     (39,485,399)
                                           =================  ================= =================

Weighted average shares outstanding
  Basic and diluted                         19,153,984,456      11,530,291,162
                                           =================  =================
Net loss per share - basic and diluted   $           (0.00)  $          (0.00)
                                           =================  =================

The accompanying notes are an integral part of these consolidated financial statements.

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
For the Cumulative Period from December 1, 1990 (Inception) Through September 30, 2007


                           Preferred Stock       Common Stock            Additional     Stock                 Total
                           Class A and B         No Par Value            Paid in  Subscription Accumulated Shareholders'
                             Shares      Value     Shares      Value     Capital   Receivable   Deficit  Equity(Deficit)
                           ----------  ---------- ----------- ---------- ---------- ----------- ----------- -----------
Balance, Dec. 1, 1990
(re-entry
development stage)               0    $      0       10,609  $  1,042,140 $      0  $         0 $(1,042,140)$        0

Shares issued in exchange for:
Cash, Aug. 1993                  0           0        1,000         1,000        0            0           0      1,000
Capital contribution,
 Aug. 1993                       0           0        2,000           515        0            0           0        515
Services, Mar. 1993              0           0        2,000           500        0            0           0        500
Services, Mar. 1993              0           0        1,200           600        0            0           0        600
Net loss for the year            0           0            0             0        0            0      (5,459)    (5,459)
                             --------  ---------- -------------  -------- --------- -----------  ----------   ---------
Balance, September 30, 1993      0           0       16,809     1,044,755        0            0  (1,047,599)    (2,844)

Shares issued in exchange for:
Services, May 1994               0           0        2,400         3,000        0            0           0      3,000
Cash, Sep. 1994                  0           0       17,771        23,655        0            0           0     23,655
Services, Sep. 199               0           0        8,700        11,614        0            0           0     11,614
Cash, Sep. 1994                  0           0        3,000        15,000        0            0           0     15,000
Cash, Oct. 1994             16,345      16,345            0             0        0            0           0     16,345
Cash, Sep. and Oct. 1994                     0        1,320        33,000        0            0           0     33,000
Net loss for the year            0           0            0             0        0            0     (32,544)   (32,544)
                           ---------- ---------- -------------  ---------- --------  ----------  ------------ ---------
Balance, November 30, 1994  16,345      16,345       50,000     1,131,024        0            0  (1,080,143)    67,226

The accompanying notes are an integral part of these consolidated financial statements.


CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
For the Cumulative Period from December 1, 1990 (Inception) Through September 30, 2007

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


CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
For the Cumulative Period from December 1, 1990 (Inception) Through September 30, 2007


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


CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
For the Cumulative Period from December 1, 1990 (Inception) Through September 30, 2007



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


CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
For the Cumulative Period from December 1, 1990 (Inception) Through September 30, 2007

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


CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
For the Cumulative Period from December 1, 1990 (Inception) Through September 30, 2007


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


CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
For the Cumulative Period from December 1, 1990 (Inception) Through September 30, 2007

                                                                                                   Deficit
                                                                                                 Accumulated       Total
                                  Preferred Stock      Common Stock        Additional   Stock     During the  Shareholders'
                                     Class A           No Par Value         Paid-in   Subscript. Development      Equity
                                  Shares    Value    Shares       Value     Capital   Receivable    Stage        (Deficit)
                               --------- ---------- ---------- ----------- ---------- ---------- ------------ -----------

Shares issued in exchange for:
 Services, October, 2001 through
  September, 2002, valued from
  $0.02 to $0.25 per share           -   $      -    2,180,000 $   179,916 $      -   $      -   $        -   $   179,916
 Debt and accrued liabilities,
  October, 2001 through September,
  2002, with common shares
  valued from $0.01 to $0.15 per
  share and preferred A shares
  valued at $1.00 per share       60,000    60,000  10,948,077     428,563        -          -            -       488,563
 Cash, October, 2001 through
  September, 2001, with prices
  ranging from $0.01 to $0.083
  per share                          -          -    5,833,334     200,000        -          -            -       200,000
Exercise of 550,000 common stock
  options by a consultant at a
  strike price of $0.13 per share,
  in exchange for debt               -          -      550,000     103,125    (31,625)       -            -        71,500
Issuance of 3,750,000 warrants,
  April, 2002 through June, 2002,
  at an exercise price of $0.045
  per share, in conjunction with
  $750,000 principal value of 12%
  convertible debt                   -          -          -           -      100,087        -            -       100,087
Beneficial conversion option,
  April 2002, through June, 2002,
  pertaining to $750,000 principal
  value of 12% convertible debt      -          -          -           -      649,913        -            -       649,913
Conversion of $93,130 principal
  value of 12% convertible debt
  along with $6,916 accrued
  interest, net of $69,233
  convertible debt discount          -          -   12,667,178     111,515    (80,702)       -            -        30,813
Net loss for the year                -          -          -           -          -          -     (2,346,732) (2,346,732)
                               --------- ---------- ---------- ----------- ---------- ---------- ------------ -----------
Balance,
 September 30, 2002              200,020    200,020 64,311,823  18,435,238  2,167,933        -    (22,918,163) (2,114,972)

The accompanying notes are an integral part of these consolidated financial statements.


CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
For the Cumulative Period from December 1, 1990 (Inception) Through September 30, 2007


                                                                                                    Deficit
                                                                                                  Accumulated       Total
                                  Preferred Stock       Common Stock        Additional   Stock     During the  Shareholders'
                                     Class A            No Par Value         Paid-in   Subscript. Development      Equity
                                  Shares    Value     Shares       Value     Capital   Receivable    Stage        (Deficit)
                               --------- ----------  ---------- ----------- ---------- ---------- ------------ -----------

Shares issued in exchange for:
 Services, October, 2002 through
  July, 2003, valued from
  $0.0012 to $0.0100 share           -   $      -    31,500,000 $   134,000 $      -   $      -   $        -   $   134,000
 Debt and accrued liabilities,
  October, 2002 through September,
  2003, valued from $0.0010 to
  $0.0512 per share, including
  transfer of $155,027
  beneficial conversion option                      162,134,748     704,774   (155,027)       -            -       549,747
 Cash, November, 2002 through
  September, 2003, with prices
  ranging from $0.0010 to $0.100
  per share                          -          -   128,500,000     180,000        -          -            -       180,000
Issuance of 2,500,000 warrants,
  November, 2002 through May, 2003,
  at an exercise price of $0.005
  per share, in conjunction with
  $500,000 principal value of 12%
  convertible debt                   -          -           -           -        9,816        -            -         9,816
Beneficial conversion option,
  November, 2002, through May, 2003,
  pertaining to $500,000 principal
  value of 12% convertible debt      -          -           -           -      490,184        -            -       490,184
Conversion of $193,665 principal
  value of 12% convertible debt
  along with $34,355 accrued
  interest, net of $52,340
  convertible debt discount          -          -   103,778,301     353,525   (177,845)       -            -       175,680
Net loss for the year                -          -           -           -          -          -     (2,386,875) (2,386,875)
                               --------- ---------- ----------- ----------- ---------- ---------- ------------ -----------
Balance,
 September 30, 2003              200,020    200,020 490,224,872  19,807,537  2,335,061        -    (25,305,038) (2,962,420)

The accompanying notes are an integral part of these consolidated financial statements.


CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
For the Cumulative Period from December 1, 1990 (Inception) Through September 30, 2007
                                                                                                    Deficit
                                                                                                  Accumulated       Total
                                  Preferred Stock       Common Stock        Additional   Stock     During the  Shareholders'
                                     Class A            No Par Value         Paid-in   Subscript. Development      Equity
                                  Shares    Value     Shares       Value     Capital   Receivable    Stage        (Deficit)
                               --------- ----------  ---------- ----------- ---------- ---------- ------------ -----------
Shares issued in exchange for:
Services, October 2003 through
  August 2004 valued from
  $0.0008 to $0.0026 per share       0   $       0   57,300,000 $    78,400 $         0 $        0 $        0  $     78,400
Issuance of 7,000,000 warrants
 November 2003 through
 September 2004 at exercise Prices
 ranging from $0.002 to  $0.005 per
 share, in conjunction  with
 $2,000,000 principal value of 12%
 convertible debt                    0           0            0            0       9,447         0          0         9,447
Debt and accrued liabilities
  December 2003 with
  preferred stock class A
  valued at $1.00 per share     15,845 A    15,845            0            0           0         0          0        15,845
Debt and accrued liabilities
  November 2003 to September
  2004 with common shares
  valued from $0.001 to $0.0025
  per share                          0           0  156,625,000      163,575           0         0          0       163,575
Cash, November 2003 through
  March 2004 with prices of
  approximately $0.0010              0           0   74,670,000       75,000           0         0          0        75,000
  per share
Re-characterization of beneficial
  conversion option as derivative
  conversion option , October 2003
  pertaining to $963,205 of
  convertible debt at
  September 30, 2003                 0           0            0            0    (881,550)        0          0      (881,550)
Conversion of $218,115 principal
  value of 12% convertible debt
  $327,172 of derivative
  conversion option
  along with $49,008 accrued
  interest, net of $28,571
  convertible debt discount          0           0  352,352,250      565,724            0        0                  565,724
Net loss for the year                0           0            0            0            0        0   4,228,827)  (4,228,827)
                             --------- ----------   -----------  -----------  ----------- --------   ----------  -----------
Balance, September 30, 2004  215,865    215,865   1,131,172,122   20,690,236    1,462,958        0  29,533,865)  (7,164,806)

The accompanying notes are an integral part of these consolidated financial statements.


CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
For the Cumulative Period from December 1, 1990 (Inception) Through September 30, 2007

                                                                                                    Deficit
                                                                                                  Accumulated       Total
                                  Preferred Stock       Common Stock        Additional   Stock     During the   Shareholders'
                                     Class A            No Par Value         Paid-in   Subscript. Development      Equity
                                  Shares    Value     Shares       Value     Capital   Receivable    Stage        (Deficit)
                               --------- ----------  ---------- ----------- ---------- ---------- -----------   ------------

Shares issued in exchange for:
Cash, January 2005 with a price
  of $0.00125 per share            0           0     4,000,000        5,000         0           0           0          5,000
Debt, accrued liabilities
  and prepaid retainer
  October 2004 to September
  2005 with common shares
    valued from $0.0004 to $0.0010
  per share                        0           0   591,300,000      473,362         0           0           0        473,362
Services, December 2004 through
  August 2005 valued from
  $0.0006 to $0.0010 per share     0           0    52,000,000       46,200         0           0           0         46,200
Issuance of 2,800,000 warrants
 November 2004 through
 September 2005 at an exercise
 price of $0.0039 per share, in
 conjunction with $1,400,000
 principle value of 12%
 convertible debt                  0           0             0            0     3,756           0           0          3,756
Conversion of $2,529,378 principal
  value of convertible debt,
  $3,794,067 of derivative
  conversion option
  along with $104,410 accrued
  interest, net of $973,565
  convertible debt discount        0           0 5,610,392,876    5,454,290                    0            0      5,454,290
Net loss for the year              0           0             0            0         0              (3,132,683)    (3,132,683)
                            ----------- --------  ------------- ----------- --------- ----------   ----------    -----------
Balance, September 30, 2005  215,865     215,865 7,388,864,998   26,669,088 1,466,714          0  (32,666,548)    (4,314,881)

The accompanying notes are an integral part of these consolidated financial statements.


CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
For the Cumulative Period from December 1, 1990 (Inception) Through September 30, 2007

                                                                                                   Deficit
                                                                                                 Accumulated       Total
                                  Preferred Stock       Common Stock        Additional   Stock     During the   Shareholders'
                                     Class A            No Par Value         Paid-in   Subscript. Development      Equity
                                  Shares    Value     Shares       Value     Capital   Receivable    Stage        (Deficit)
                                --------- ----------  ---------- ----------- ---------- ---------- -----------   ------------
Shares issued in exchange for:
Cash, April through July 2006
  with prices ranging from
  $0.00015 to $0.00050 per  share      0          0    533,333,333     125,000          0        0            0       125,000
Services, March 2006 valued
  at approximately $0.00071 per share  0          0      4,368,872       3,100          0        0            0         3,100
Issuance of 20,320,000 warrants
 September 2006 at an exercise
 price of $0.0009 per share, in
 conjunction with $1,270,000
 principal value of 6%
 convertible debt                      0          0              0           0      4,551        0            0         4,551
Conversion of $547,376 principal
  value of 8% and 12% convertible debt,
  $821,065 of derivative conversion
  option, along with $8,300 accrued
  interest, net of $243,177
  convertible debt discount            0          0  6,458,227,580   1,133,564          0        0             0    1,133,564
Net loss for the year                  0          0              0           0          0        0    (3,052,297)  (3,052,297)
                               ---------- ---------- ------------- ----------- ----------   ------   ----------- ------------
Balance, September 30, 2006      215,865    215,865 14,384,794,783  27,930,753  1,471,265        0   (35,718,845)  (6,100,962)

The accompanying notes are an integral part of these consolidated financial statements.


CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
For the Cumulative Period from December 1, 1990 (Inception) Through September 30, 2007

                                                                                                         Deficit
                                                                                                        Accumulated       Total
                                  Preferred Stock           Common Stock         Additional   Stock     During the   Shareholders'
                                     Class A                No Par Value          Paid-in   Subscript.  Development      Equity
                                  Shares    Value       Shares         Value      Capital   Receivable    Stage        (Deficit)
                                --------  --------  ------------   ----------    ---------  ---------- ------------  ------------

Shares issued in exchange for:
 Accrued liabilities, November,
  2006, at a price of
  approximately $0.0005 per share     0 $       0    250,000,000  $   124,165  $         0  $        0  $          0    $ 124,165
 Services, February, 2007, valued
  at $0.0003 per share                0         0     75,000,000       22,500            0           0             0       22,500
 Issuance of 19,000,000 warrants
  February 2007 through September,
  2007, at an exercise price of
  $0.0009 per share, in conjunction
  With $950,000 principal value of 6%
  convertible debt                    0         0              0            0        1,249           0             0        1,249
 Conversion of $409,864 principal
  value of 8% and 12% convertible
  debt, $614,795 of derivative
  conversion option, along with
  $436,344 accrued interest           0         0  8,467,839,038   1,461,003             0          0             0     1,461,003
Net loss for the year                 0         0              0           0             0          0    (3,766,554)   (3,766,554)
                               --------- --------- --------------  ----------    ---------     -------   -----------   -----------
Balance, September 30,  2007    215,865 $ 215,865 23,177,633,821  $29,538,421  $ 1,472,514   $      0  $(39,485,399) $ (8,258,599)
                               ========= ========= ==============  ==========    =========     =======   ===========   ===========

The accompanying notes are an integral part of these consolidated financial statements.

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended September 30, 2007 and 2006
      And the Cumulative Period
From December 31, 1990 (Inception) Through September 30, 2007

                                                                                       Dec. 1, 1990
                                                                                       (Inception)
                                             Year Ended             Year Ended           Through
                                             September 30,         September 30,       September 30,
                                                2007                   2006                 2007
                                            ----------------      ---------------    ----------------
Cash flows from operating
 activities:
  Net loss                                   $  (3,766,554)     $  (3,052,297)    $  (39,485,399)
    Adjustments to reconcile
      net loss to net cash used
      in (provided by) operating activities:
        Provision for bad debt write-offs                0                  0          1,422,401
        Depreciation and
          amortization of property                  22,224             15,472          1,766,626
        Stock issued for services                   22,500              3,100          7,670,973
        Stock issued for interest                        0                               535,591
        Settled damages                                  0                  0            (25,000)
        Minority interest                                0                  0            (62,500)
        Write-off of deposits and
          intangible assets                         14,853             17,000          1,331,714
        Amortization of loan fees
          and note discounts                     1,165,667            752,710          4,965,517
        Mark-to-market of derivative
          conversion option                        476,249            639,551          3,392,261
        Forgiveness of debt                              0                  0           (504,462)
Changes in:
  Accounts/employee advances
    receivable                                      (1,000)                 0             (5,201)
  Prepaid expenses and deposits                     58,527            (28,447)           140,644
  Accrued interest receivable                            0                  0            (95,700)
  Accounts payable                                  53,921            (37,435)          2,478,571
  Accrued compensation                             191,919            195,505           3,242,623
  Due to/from officers                                  88                 64             631,298
  Accrued interest and
   other current liabilities                       437,689            130,994           1,430,448
                                          ----------------    ---------------    ----------------
      Total adjustments                          2,442,637          1,688,514          28,315,804
                                          ----------------    ---------------    ----------------
Net cash used in operating activities           (1,323,917)        (1,363,783)       (11,169,595)

The accompanying notes are an integral part of these consolidated financial statements.




CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended September 30, 2007 and 2006
      And the Cumulative Period
From December 31, 1990 (Inception) Through September 30, 2007


                                                                                  Dec. 1, 1990
                                                                                   (Inception)
                                             Year Ended         Year Ended           Through
                                            September 30,      September 30,      September 30,
                                                2007               2006               2007
                                            ----------------   ---------------    --------------
Cash flows from investing activities
  Increase in notes receivable                           0                  0         (1,322,500)
  Cost of license & technology                           0                  0            (94,057)
  Sale (purchase) of bank cds                      430,733           (430,733)                 0
  Purchase of equipment                            (16,640)           (79,981)          (342,026)
                                            ----------------   ----------------   ---------------
Net cash provided by (used in)
 investing activities                              414,093           (510,714)        (1,758,583)


Cash flows from financing
 activities:
  Common stock issuance                                  0            125,000          3,617,172
  Stock warrant issuance                             1,249              4,551            206,134
  Preferred stock issuance                                                  0             16,345
  Proceeds from stock purchase                           0                  0            281,250
  Loan fees from debt, other                       (20,000)           (20,000)          (599,555)
  Proceeds from debt, related                            0                  0            206,544
  Proceeds from debt, other                        949,473          1,266,117          9,862,865
  Payments on debt, related                              0                  0            (53,172)
  Payments on debt, other                                0                  0           (604,536)
  Decrease in stock
   subscription receivable                               0                  0             35,450
  Contributed capital                                    0                  0                515
                                          ----------------   ----------------   ----------------
Net cash provided by
 financing activities                              930,722          1,375,668         12,969,012

Net increase (decrease)
 in cash and cash equivalents                       20,898          (498,829)             40,834
Cash and cash equivalents
 at beginning of period                             19,936            518,765                  0
                                          ----------------   ----------------   ----------------
Cash and cash equivalents
 at end of period                         $         40,834  $          19,936   $         40,834
                                          ================   ================   ================

The accompanying notes are an integral part of these consolidated financial statements.


CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended September 30, 2007 and 2006
      And the Cumulative Period
From December 31, 1990 (Inception) Through September 30, 2007


                                                                                     Dec. 1, 1990
                                                                                      (Inception)
                                               Year Ended           Year Ended          Through
                                              September 30,        September 30,      September 30,
                                                   2007                2006               2007
                                            ----------------      ---------------    ---------------

Supplemental disclosures of
  Cash flow information:

  Cash paid for interest                       $     7,610        $     2,197        $   709,297
                                                  ===========        ===========        ===========

  Cash paid for income taxes                   $     4,000        $         0        $    20,050
                                                  ===========        ===========        ===========

Non-cash investing and financing activities:
  Common stock issued
   in exchange for:
    Note receivable                            $         0        $         0        $   281,250
    Prepaid expenses                           $         0        $         0        $   264,748
    Property and equipment                     $         0        $         0        $   130,931
    Licenses and technology                    $         0        $         0        $ 2,191,478
    Acquisition of remaining
     minority interest in
     subsidiary                                $         0        $         0        $    59,247
    Repayment of debt                          $ 1,024,659        $ 1,125,264        $14,038,130
    Accrued services
     and interest                              $   560,509        $     8,300        $ 5,776,011
  Preferred stock issued
   in exchange for:
    Accrued services                           $         0        $         0        $    75,845
    Repayment of debt                          $         0        $         0        $   119,520
  Preferred stock options
   issued in exchange for:
    Repayment of debt                          $         0        $         0        $   100,000

  Re-characterize beneficial
    conversion option as debt                  $         0        $         0        $   881,550

The accompanying notes are an integral part of these consolidated financial statements.

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007

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

Basis of presentation

The accompanying consolidated financial statements include the accounts and transactions of Conectisys Corporation, its current wholly-owned subsidiaries eEnergyServices.com, Inc. and United Telemetry Company, as well as its former wholly owned subsidiary TechniLink, Inc., and former 80% owned subsidiary PrimeLink, Inc., both of which have been dissolved. All material intercompany transactions and balances have been eliminated in the accompanying consolidated financial statements. Certain prior period balances have been reclassified to conform to the current year's presentation.

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

Fair value of financial instruments

SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", indicates how the Company is to disclose estimated fair values for its financial instruments. The following summary presents a description of the methodologies and assumptions used to determine such amounts.

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

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007

Note 1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES(continued)

Since the fair value is estimated at September 30, 2007, the amounts that will actually be realized or paid at settlement of the instruments could be significantly different. The carrying amount of cash and cash equivalents is assumed to be the fair value because of the liquidity of these instruments. Employee advances, accounts payable, accrued compensation, due to/from officer, accrued interest, other current liabilities, and notes payable approximate fair value because of the short maturity of these instruments. Also, market rates of interest apply on all officer advances and short-term promissory notes. Long-term debt is recorded at face value because the principal amount is convertible into common stock.

Fiscal year

Effective December 1, 1998, the Company changed its fiscal year-end from November 30 to September 30.

Research and development costs

The Company has been engaged in researching, engineering, and developing its H-Net(TM) technologies since August 1995. Such expenses incurred are identified as "cost of prototypes and samples sold" in the statements of operations.

Cash and cash equivalents

Cash and cash equivalents include cash on hand and on deposit and highly liquid debt instruments with original maturities of three months or less. Substantially all funds currently on deposit are with one financial institution.

Short-term investments

Short-term investments consist of available-for-sale debt securities that are carried at fair value. Unrealized gains and losses on short-term investments, net of tax, are included in shareholders' equity (deficit). Available-for-sale debt securities are classified as current assets based on the Company's intent and ability to use any and all of these securities as necessary to satisfy the significant short-term liquidity requirements of the business.

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

Impairment of long-lived and intangible assets

SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," requires that the Company periodically review the carrying amounts of its property and equipment and its finite-lived intangible assets to determine whether current events or circumstances indicate that such carrying amounts may not be recoverable. During the year ended September 30, 2006, the Company determined that its deposits and other costs related to the operation of an on-line video game company were impaired and a write-down of $17,000 was recorded. During the year ended September 30, 2007 an additional write-off of $14,853 was recorded bringing this operation to a close.

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007

Note 1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Accounting for stock-based compensation

The compensation for consultants and employees with the Company's capital stock is recorded at estimated market value. The volatile nature of the price of the Company's common stock causes wide disparities in certain valuations.

SFAS No. 123, "Accounting for Stock-Based Compensation," established a fair value method of accounting for stock-based compensation plans and for transactions in which an entity acquires goods or services from non-employees in exchange for equity instruments. The Company adopted this accounting standard on January 1, 1996. SFAS No. 123 also encouraged, but did not require, companies to record compensation cost for stock-based employee compensation.

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

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007

Note 1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

As of September 30, 2007, the Company had 23,177,633,821 shares of common stock outstanding. If all of the Company's unexpired stock warrants and options (including contingent issuances) were exercised, and all the principal value and accrued interest on its outstanding convertible debentures were converted, the Company's incremental common shares (not included in the denominator of diluted earnings (loss) per share because of their anti-dilutive nature) would be as follows:

Class B preferred stock options                   10,000,000
Convertible note holder - common stock warrants   51,620,000
                                              --------------
Subtotal                                          61,620,000

Accrued officer compensation ($520,000),
convertible into common stock                    616,823,358

Convertible note holder principal value
($2,878,472), accrued interest ($360,614)
assumed converted into common stock at
$0.00004 per share                            80,977,150,000
                                              --------------
Total potential common stock equivalents      81,655,593,358

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

Advertising Costs

The Company expenses advertising costs in the year incurred. Such costs amounted to $6,766 and $8,716 for the years ended September 30, 2007 and 2006 respectively.

Recently issued accounting pronouncements

The Financial Accounting Standards Board, or FASB, has established new accounting pronouncements. The Company does not presently expect the adoption of these pronouncements to have a material impact on its financial position, results of operations, or cash flows.

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007


Note 1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 ("SFAS 157"), Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles ("GAAP"), and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements. Prior to SFAS 157, there were different definitions of fair value and limited guidance for applying those definitions in GAAP. Moreover, that guidance was dispersed among the many accounting pronouncements that require fair value measurements. Differences in that guidance created inconsistencies that added to the complexity in applying GAAP. The changes to current practice resulting from the application of SFAS 157 relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 ("SFAS 159"), The Fair Value Option for Financial Assets and Financial Liabilities, which permits entities to choose to measure many financial instruments and certain other items at fair value which are not currently required to be measured at fair value. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141R ("SFAS 141R"), Business Combinations, which establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, goodwill acquired in the business combination, or a gain from a bargain purchase. SFAS 141R is effective for financial statements issued for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160 ("SFAS 160"), Noncontrolling interests in Consolidated Financial Statements, which establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007

NOTE 2.    GOING CONCERN UNCERTAINTY

As of September 30, 2007, the Company had a deficiency in working capital of approximately $4,600,000 and had incurred cumulative net losses since inception of approximately $40,000,000, which raise substantial doubt about the Company's ability to continue as a going concern.

Management's plans for correcting these deficiencies include the future sales and licensing of the Company's products and technologies, the raising of capital through the issuance of common stock and from continued officer advances, which are expected to help provide the Company with the liquidity necessary to meet operating expenses. An investor group had previously advanced the Company an aggregate amount of $5,920,000 through twenty-three similar funding tranches occurring in April 2002 through July 2006. During the year ended September 30, 2007, the same investor group advanced the Company an additional $950,000. The Company received $250,000 in February 2007, $100,000 in March 2007, $100,000 in April 2007, $100,000 in May 2007, $100,000 in June 2007, $100,000 in July 2007,
$100,000 in August 2007, and $100,000 in September 2007, including certain fees payable, in connection with this additional financing. Subsequent to September 30, 2007, the Company has received funding of another $300,000. Over the longer term, the Company plans to achieve profitability through its operations from the sale and licensing of its H-Net(TM) automatic meter-reading system. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of the recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

NOTE 3.    RELATED PARTY TRANSACTIONS

The officers of the Company have advanced funds to the Company. These advances have generally been in the form of revolving short-term promissory notes at an annual interest rate of 18% (see Note 7 below).

Effective October 1, 2006, the Company entered into an operating lease for a residence Located in Valencia, California. The lease commitment has been extended through January 31, 2008. The aggregate lease commitment is $26,160 which includes one month's rent abatement. The space is being utilized by a corporate officer and occasionally by other consultants.

NOTE 4.    PREPAID EXPENSES AND DEPOSITS

The Company has accrued a prepaid expense of $80,000 as a staying bonus for its Chief Executive Officer as per his employment agreement (see Note 10). The staying bonus is being amortized over the calendar year 2007. For the calendar year ended December 31, 2007, $60,000 of this cost had been amortized as officer salaries through September 30, 2007, resulting in an unamortized balance at September 30, 2007 of $20,000.

As of September 30, 2007, the balance in prepaid expenses totaled $87,553. Included in the balance was the above staying bonus, $20,000 maintained in an escrow account designated for key man life insurance, a retainer for a law firm amounting to $18,303, and $29,250 in prepaid taxes and software development.

The Company has paid a security deposit of $4,698 under its existing lease agreement for office space in Valencia, California (see Note 10).

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007

NOTE 5.    PROPERTY AND EQUIPMENT

Property and equipment at September 30, 2007 consisted of the following:

Office equipment                             $   361,271
Furniture and fixtures                            57,290
Vehicles                                          35,362
Leasehold improvements                            21,285
                                             -----------
Total cost                                       475,208
Accumulated depreciation                        (377,025)
                                             -----------
Net book value                               $    98,183
                                             ===========

NOTE 6.   LOAN FEES

As of September 30, 2005, aggregate loan fees amounted to $519,555 and accumulated amortization of these loan fees was $474,353, resulting in an unamortized loan fee balance of $45,202 at that date.

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

During the year ended September 30, 2007, the Company received an aggregate of $950,000 from the same accredited investor group in exchange for 6% convertible debentures maturing February 13, 2010, convertible at the lesser of $0.03 per share and 40% of the average of the lowest three intra-day trading prices of a share of common stock during the 20 trading days immediately preceding conversion. These convertible debentures were accompanied by an aggregate of 19,000,000 common stock warrants, exercisable over a seven-year period at an exercise price of $0.0009 per share. Loan fees associated with these loans amounted to $20,000.

Total amortization of all loan fees during year ended September 30, 2007 amounted to $22,848 leaving an unamortized loan fee balance at September 30, 2007 of $25,392.

NOTE 7.    DUE TO/FROM OFFICERS

The aggregate amount due a former officer at September 30, 2007 was $537. Interest expense on this loan (at an annual rate of 18%) amounted to $88 and $64 for the years ended September 30, 2007 and 2006, respectively.

As of September 30, 2007, the Company owed its officers and former officers $2,063,035 in accrued compensation (included in the aggregate accrued compensation figure of $2,070,615 on the balance sheet). Of this amount, $440,000 was attributable to cumulative staying bonuses payable to the President and former Chief Financial Officer of the Company as of January 1, 2006. An additional $80,000 payable to the President on January 1, 2007 is being amortized over the 2007 calendar year. The staying bonuses are to be compensated for with the Company's common stock, valued at the average bid and ask price for the stock for the 30 days prior to each respective year-end issuance date. The total common stock to be issued as staying bonuses amounted to 616,823,358 shares at September 30, 2007.

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007

NOTE 8.    CONVERTIBLE DEBENTURES


Convertible debentures at September 30, 2007, including convertible debentures previously entirely converted to equity, secured by substantially all the assets of the Company, consisted of the following:

                       Original      Net         Remaining      Accrued        Unexpired
                      Principal   Proceeds to   Principal       (Unpaid)        Warrants
Issuance Date          Amount     Company(1)     Amount         Interest(2)     Issued
----------------   ------------- ------------- ------------   -------------   ------------

March 29, 2002     $    300,000  $    225,000   $    --         $   --              --

May 10, 2002            150,000       129,000        --             --              --

June 17, 2002           300,000       238,000        --             --              --

November 27, 2002       200,000       144,000        --             --          1,000,000

March 3, 2003           150,000       100,000        --           27,720          750,000

May 12, 2003            150,000       100,000        --           36,000          750,000

November 25, 2003       100,000        76,000        --           24,000          500,000

December 3, 2003         50,000        31,000        --           12,000          250,000

December 31, 2003        50,000        44,000        --           12,000          250,000

February 18, 2004        50,000        35,000        --           12,000          250,000

March 4, 2004           250,000       203,000        --           59,048        1,250,000

April 19, 2004          250,000       165,000        --              --           750,000

June 30, 2004           625,000       452,000        --              --         1,875,000

September 9, 2004       625,000       482,000        --              --         1,875,000

March 17, 2005        1,400,000     1,148,000       973,483      187,349        2,800,000

March 8, 2006         1,270,000     1,180,000       954,989       72,223       20,320,000

February 13, 2007       950,000       860,000       950,000       22,126       19,000,000

                     ----------   -----------   -----------   ----------     ------------
Total              $  6,870,000  $  5,612,000  $  2,878,472  $   464,466       51,620,000
                     ==========   ===========   ===========   ==========     ============

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007

NOTE 8.    CONVERTIBLE DEBENTURES (continued)

(1) Amounts are approximate and represent net proceeds after deducting loan fees and expenses in connection with the issuance as well as certain expenses for legal fees incurred in connection with the preparation of reports and statements filed with the Securities and Exchange Commission.

(2) Amounts represent accrued (unpaid) interest outstanding as of September 30, 2007. The total amount of accrued and unpaid interest does not account for $103,852 of outstanding pre-paid interest.

The above secured convertible debentures or notes were all issued to the same investor group (with four participating investor-members). Except for the convertible notes issued subsequent to September 9, 2004, they are due one year following their respective issuance dates. The convertible notes issued during the September 30, 2005 fiscal year are due two years from their respective issuance dates, and the convertible notes issued during the September 30, 2006 fiscal year and the year ended September 30, 2007 fiscal year are due three years from their respective issuance dates.

The conversion price of the secured convertible debentures is the lower of 40% of the average of the three lowest intra-day trading prices of a share of the Company's common stock on the OTC Bulletin Board during the twenty trading days immediately preceding the conversion date, and either (a) $0.06 for the June 2002 convertible debentures, (b) $0.01 for the November 2002 and March and May 2003 convertible debentures, (c) $0.005 for the November and December 2003 and the February, March, April, June, and September 2004 convertible debentures and the March 2005 convertible notes, or (d) $0.03 for the March 2006 and February 2007 convertible notes. As of September 30, 2007, the applicable conversion price was approximately $0.00004 per share, meaning that the principal and accrued interest (after the allocation of the prepaid interest) were potentially convertible into approximately 80,977,150,000 common shares of the Company.

Subtotal - convertible debentures (principal and interest)      $  3,342,938

Less reclassified accrued interest                                  (360,614)
Less prepaid interest offset                                        (103,852)
                                                                -------------
Subtotal - principal value                                         2,878,472
Derivative conversion option - 150% of principal                   4,317,708
Less unamortized note discount                                    (1,344,015)
                                                                -------------
Net carrying value - convertible debentures                     $  5,852,165

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007

NOTE 8.    CONVERTIBLE DEBENTURES (continued)

Convertible note payable to Laurus Master Fund, Ltd.,
  Unsecured, with interest payable at an annual rate of 8%,
  conversion premium of 25% based on current market price
  of the Company's common stock (as defined), initially due
  October 12, 2001.  Currently in default                              9,438
                                                                ------------
Total - convertible debentures and notes                        $  5,861,603
  Current portion                                                  2,072,303
                                                                ------------
  Long-term portion                                             $  3,789,300
                                                                ============

As of September 30, 2007, five-year maturities of the convertible debentures and notes were as follows:

                                                                                           Subsequent
    Year ended                                           Derivative         Unamortized   Conversions
   September 30:                         Principal   Conversion Option     Note Discount   to Equity  Total Due
-----------------                       -----------  ------------------    -------------  ----------- ----------
     2008                               $   982,921    $   1,460,224       $     -        $ (370,842)$2,072,303
     2009                                   954,989        1,432,484          (521,281)               1,866,192
     2010                                   950,000        1,425,000          (822,734)       -       1,552,266
Subsequent conversions to equity             -                  -                -           370,842    370,842
                                        ----------     -------------      --------------   ---------- ---------
Total convertible debentures and notes  $2,887,910    $    4,317,708       $(1,344,015)  $   -       $5,861,603
                                       ===========     =============       =============   ========== =========

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007


NOTE 9. SECURED CONVERTIBLE DEBENTURES - ASSOCIATED
DERIVATIVE CONVERSION OPTION AND CONVERTIBLE DEBT DISCOUNT

In order to provide working capital and financing for the Company's continued research and development efforts, the Company has entered into a series of securities purchase agreements and related agreements with an accredited investor group (the "Purchasers") for the purchase of one-year to three-year convertible debentures, which bear interest ranging from 6% to 12% per annum, payable quarterly. The debentures are currently convertible into common stock at prices ranging from the lesser of a fixed price ($0.005 to $0.06 per share) and 40% of the average of the lowest three intra-day trading prices of a share of common stock during the 20 trading days immediately preceding conversion.
The debentures have also been accompanied by the issuance of three-year to seven-year common stock warrants (in amounts numbering from 3 to 20 times the related convertible debt principal issued) and exercisable into the Company's common stock at prices ranging from $0.0009 to $0.045 per share. As part of the recording of the convertible debt transactions, a derivative conversion option and amortizable convertible debt discount have been recognized. The carrying value of the debt is net of the principal value, derivative conversion option, and unamortized convertible debt discount components.

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

The cumulative history of the Company's convertible debt-related transactions with the above accredited investor group is summarized as follows:

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007

NOTE 9. SECURED CONVERTIBLE DEBENTURES - ASSOCIATED
DERIVATIVE CONVERSION OPTION AND CONVERTIBLE DEBT DISCOUNT (continued)
                                               Net        Net
                               Derivative    Convertible  Debt
                    Principal  Conversion      Debt     Carrying    Warrants
Period/Transaction   Amount       Option     Discount    Amount    Outstanding
------------------ ----------  ----------   ----------- ---------  -----------
  Issuances        $  750,000   $      --   $ (750,000) $  --       3,750,000
  Amortization         --              --      279,115   279,115       --
  Conversions        (93,130)          --       69,233   (23,897)      --
                   ----------  ----------   ----------- ---------  -----------
Balance,
September 30, 2002   656,870           --     (401,652)  255,218    3,750,000
  Issuances          500,000           --     (500,000)    --       2,500,000
  Amortization          --             --      653,720   653,720        --
  Conversions       (193,665)          --       52,340  (141,325)       --
                   ----------  ----------   ----------- ---------  -----------
Balance,
September 30, 2003   963,205           --     (195,592)  767,613    6,250,000
  Re-characterize
  Equity as Debt        --        881,550         --     881,550        --
  Bump-up Due to
  Mark-to-Market        --        563,257         --     563,257        --

  Issuances         2,000,000    3,000,000   (2,000,000)3,000,000    7,000,000

  Amortization          --             --      673,705   673,705        --

  Conversions       (218,115)    (327,172)      28,571  (516,716)       --
                   ----------  ----------   ----------- ---------  -----------
Balance,
September 30, 2004 2,745,090    4,117,635   (1,493,316)5,369,409   13,250,000
  Issuances        1,400,000    2,100,000   (1,400,000)2,100,000    2,800,000
  Expirations           --            --          --       --      (3,750,000)
  Amortization          --            --       693,992   693,992         --
  Conversions     (2,529,378)  (3,794,067)     973,565(5,349,880)        --
                   ----------  ----------   ----------- ---------  -----------
Balance,
September 30, 2005 1,615,712    2,423,568   (1,225,759)2,813,521   12,300,000
  Issuances        1,270,000    1,905,000   (1,270,000)1,905,000   20,320,000
  Amortization          --            --       715,748   715,748         --
  Conversions       (547,376)   (821,065)      243,177(1,125,264)        --
                   ----------  ----------   ----------- ---------  -----------
Balance,
September 30, 2006 2,338,336    3,507,503   (1,536,834) 4,309,005  32,620,000
  Issuances          950,000    1,425,000     (950,000) 1,425,000  19,000,000
  Amortization          --            --     1,142,819  1,142,819         --
  Conversions       (409,864)   (614,795)            - (1,024,659)        --
                   ----------  ----------   ----------- --------- -----------
Balance,
September 30, 2007 $2,878,472 $4,317,708   $(1,344,015)$5,852,165  51,620,000
                   =========== ===========  =========== =========  ==========

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007

NOTE 10.    COMMITMENTS AND CONTINGENCIES

Employment agreements

The Company entered into three employment agreements with key individuals. The terms of the agreements are as follows:

1) The Chief Executive Officer (and President) of the Company entered into an agreement dated October 2, 1995 (which was subsequently amended September 1, 1997, September 1, 1999, and March 27, 2000 for a period of five years to April 1, 2005). This agreement has been extended annually to April 1, 2008. He is entitled to receive a base salary of $160,000 per year. The Chief Executive Officer is further to receive a bonus, paid at year-end, equal to 50% of the Chief Executive Officer's salary, for continued employment. The staying bonus is to be paid in the Company's restricted common stock. He was also granted an option to purchase up to 1,943,654 shares of the Company's restricted common stock at a price equal to 50% of the average market value for the prior 30 trading days before exercise. On March 27, 2000, the exercise price was adjusted to a fixed rate of approximately $0.39 per share, with an expiration date of December 2, 2003, which was subsequently extended to December 2, 2005. These options have since expired.

2) The Secretary/Treasurer of the Company entered into an Agreement dated October 2, 1995 (which was subsequently amended September 1, 1997, September 1, 1999, and March 27, 2000), for a period of five years (extended through April 1,
2005), and she was entitled to receive a base salary of $80,000 per year. The Secretary/Treasurer was to receive a bonus, paid at year- end, equal to 50% of the Secretary/Treasurer's salary, for continued employment. The staying bonus was to be paid in the Company's restricted common stock. She was also granted an option to purchase up to 500,000 shares of the Company's restricted common stock at a price equal to 60% of the average market value for the prior 180 trading days before exercise. On March 27, 2000, the exercise price was adjusted to a fixed rate of $0.38 per share, with an expiration date of December 31, 2004, which was subsequently extended to December 2, 2005. These options have since expired. The employment agreement with the Secretary/Treasurer was not extended beyond April 1, 2005, so she was not entitled to the bonus for continued employment for calendar year 2005. During the past two fiscal years, the former Secretary/Treasurer has periodically provided consulting services to the Company.


3) The Chief Technical Officer of the Company entered into an agreement dated August 1, 1998 for an initial term of three years (extended through August 1, 2003 and again through January 19, 2009), and he is entitled to receive a base salary of $150,000 per year, with a minimum of $90,000 to be paid annually in cash and the balance paid (at the option of the Company) in cash or the Company's common stock. The employee received a hire-on bonus of $75,000 paid in the Company's common stock, at a discount of one-half market price. The Chief Technical Officer is also to receive performance bonuses (paid in common stock, as above) upon successful completion of specific milestones pertaining to the implementation and deployment of certain software (up to $862,500). If substantially all performance milestones are met, he is also to be granted an option to purchase up to 500,000 shares of the Company's common stock at a price equal to 60% of the market price at the date of purchase. As of September 30, 2007, none of the aforementioned milestones had been successfully completed.

Litigation

The Company, during its normal course of business, may be subject from time to time to disputes and to legal proceedings against it. Management does not expect that the ultimate outcome of any current claims will have a material adverse effect on the Company's financial position.

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007

NOTE 10.    COMMITMENTS AND CONTINGENCIES (continued)

Building Lease

The Company has leased approximately 1,107 square feet of office space in Valencia, California. The operating lease commenced November 1, 2005 for a period of three years and is renewable at the option of the Company for an additional three year term. The rent was abated for the months of November and December 2005, while the Company was incurring approximately $20,076 in leasehold improvements, before moving in. A security deposit of approximately $4,698 was also paid at the inception of the lease. The initial base rent was set at $2,214 per month, with annual increases of 3%. Accordingly, the base rent was adjusted to approximately $2,283 per month on November 1, 2006. The Company must also pay its share of increases in common area maintenance ("CAM") costs, which currently amount to approximately $187 per month. Total rental expense for the years ended September 30, 2007 and 2006 (including other lease arrangements) was $56,393 and $34,658, respectively.

Future minimum lease payments (excluding CAM costs) required under the building lease are as follows:

Year ending September 30, 2008          $       28,117
Year ending September 30, 2009                   2,349
                                         -------------
Total lease commitment                  $       30,466
                                         =============

NOTE 11.  CAPITAL STOCK

The Company's authorized capital stock consists of 50,000,000,000 shares of common stock, no par value per share and 50,000,000 shares of preferred stock, $1.00 par value per share. On June 28, 2006, the shareholders of the Company approved an increase in the amount of authorized shares of common stock from 15,000,000,000 to 50,000,000,000. Of the 50,000,000 authorized shares of preferred stock, 1,000,000 shares have been designated as Class A Preferred Stock and 1,000,000 shares have been designated as Class B Preferred Stock, and the remaining 48,000,000 shares are undesignated. As of September 30, 2007, there were 23,177,633,821 shares of the Company's common stock outstanding held by approximately 700 holders of record, 215,865 shares of the Company's Class A Preferred Stock outstanding held by one holder of record and no shares of Class B Preferred Stock outstanding.

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

In November 2006, the company issued 250,000,000 shares of common stock for accrued services to an accounting firm valued at approximately $0.0003 per share totaling $124,165.

In February 2007 the Company issued 75,000,000 shares of restricted common stock to three employees, 25,000,000 shares each, as a bonus for services rendered to the Company valued at $0.0003 per share totaling $22,500.

During October 2006 through September 30, 2007, the Company issued 8,467,839,038 shares of common stock in connection with the conversion of $409,864 of principal, $614,795 of derivative conversion option and $436,344 of accrued interest, for a total conversion amount of $1,461,003 of the Company's convertible debentures.

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007

NOTE 12.    STOCK OPTIONS AND WARRANTS

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

The Company has granted various common stock options and warrants to employees and consultants. Generally, the options and warrants were granted at approximately the fair market value of the Company's common stock at the date of grant and vested immediately, except that when restricted common stock was issued, the options and warrants were granted at an average discount to market of 50%.

The Company previously accounted for employee stock-based compensation under the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25. Accordingly, compensation expense for common stock options and warrants issued to employees for services was recorded as the difference between the intrinsic value of those services as measured by the market value (as discounted, if applicable) of the common stock at the date of grant and the exercise price, with pro forma disclosure of the excess market value as required by SFAS No.
123. Effective January 1, 2006, the Company adopted SFAS no. 123R, which requires measurement of these options or warrants at fair value from the grant date. However, no common stock options or warrants were granted to employees (including officers and directors) of the Company during the years ended September 30, 2007 and 2006.

All common stock options and warrants issued to consultants and other non-employees have been recorded at the fair value of the services rendered and equivalent to the market value (as discounted, if applicable) of the equity
instruments received as per SFAS No. 123.   The market value was determined by
utilizing an averaging convention of between 5 to 30 days of the closing price of the Company's common shares as traded on the OTC Bulletin Board (stock symbol
CNES) through the grant date and applying certain mathematical assumptions as required under the Black-Scholes model. Such assumptions were generally the same as those mentioned above when making fair value disclosures for the issuance of officer and employee stock options. These included the risk-free annual rate of return and stock volatility, which were assumed to be 4.50% - 4.75%, and 190% - 195%, respectively.

At September 30, 2002, the Company had an aggregate of 8,807,154 common stock options and a total of 1,000,000 Class B preferred stock options recorded as additional paid-in capital at a value of $1,443,695. Of the common stock options and warrants, 2,043,654 had been issued to officers and employees and the remaining 6,763,500 had been issued to consultants and investors.

In November 2002 through May 2003, 2,500,000 seven-year common stock warrants were issued to an accredited investor group in connection with a $500,000 12% convertible debenture financing arrangement (see 8 above). The allocated

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007

NOTE 12.    STOCK OPTIONS AND WARRANTS (continued)

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

In March through July 2006, 20,320,000 five-year common stock warrants were issued to an accredited investor group in connection with a $1,270,000 6% convertible debenture financing arrangement (see Note 8 above). The allocated cost of these warrants amounted to $4,551, resulting in a recorded balance of stock options and warrants exercisable at September 30, 2007 of $1,471,265 (including $100,000 attributable to 1,000,000 Class B preferred stock options noted above).

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007

NOTE 12.    STOCK OPTIONS AND WARRANTS (continued)

In February through September 2007, 19,000,000 seven-year common stock warrants were issued to an accredited investor group in connection with a $950,000 6% convertible debenture financing arrangement (see NOTE 8 above). The allocated cost of these warrants amounted to $1,249, resulting in a recorded balance of stock options and warrants exercisable at September 30, 2007 of $1,472,514.

The common stock option and warrant activity during the years ended September 30, 2007 and 2006 is summarized as follows:

                                         Common Stock   Weighted
                                            Options      Average
                                              and       Exercise
                                            Warrants      Price
                                          ----------    --------

Balance outstanding, October 1, 2005      14,243,654    $ 0.0560

  Granted                                 20,320,000      0.0009

  Expired                                 (1,943,654)     0.3845
                                         -----------     -------
Balance outstanding, September 30, 2006   32,620,000    $ 0.0019

  Granted                                 19,000,000      0.0009

  Expired                                        -           -
                                          ----------     -------
Balance outstanding, September 30, 2007   51,620,000    $ 0.0016
                                          ===========     =======

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007

NOTE 12.    STOCK OPTIONS AND WARRANTS (continued)

The following table summarizes information about common stock options and warrants at September 30, 2007:

                                  Outstanding             Exercisable
                         Common    Weighted    Weighted      Common    Weighted
     Range of             Stock    Average      Average       Stock    Average
     Exercise           Options/     Life      Exercise     Options/   Exercise
      Prices            Warrants   (Months)     Price      Warrants    Price
  ---------------       ---------  -------     --------    ----------  --------
$ 0.0050 - $ 0.0050     1,000,000       26     $ 0.0050     1,000,000  $ 0.0050
$ 0.0050 - $ 0.0050       750,000       32     $ 0.0050       750,000  $ 0.0050
$ 0.0050 - $ 0.0050       750,000       34     $ 0.0050       750,000  $ 0.0050
$ 0.0050 - $ 0.0050       500,000       38     $ 0.0050       500,000  $ 0.0050
$ 0.0050 - $ 0.0050       250,000       38     $ 0.0050       250,000  $ 0.0050
$ 0.0050 - $ 0.0050       250,000       39     $ 0.0050       250,000  $ 0.0050
$ 0.0050 - $ 0.0050       250,000       41     $ 0.0050       250,000  $ 0.0050
$ 0.0050 - $ 0.0050     1,250,000       41     $ 0.0050     1,250,000  $ 0.0050
$ 0.0020 - $ 0.0020       750,000       43     $ 0.0020       750,000  $ 0.0020
$ 0.0020 - $ 0.0020     1,875,000       48     $ 0.0020     1,875,000  $ 0.0020
$ 0.0020 - $ 0.0020     1,875,000       50     $ 0.0020     1,875,000  $ 0.0020
$ 0.0039 - $ 0.0039       316,066       30     $ 0.0039       316,066  $ 0.0039
$ 0.0039 - $ 0.0039       217,466       30     $ 0.0039       217,466  $ 0.0039
$ 0.0039 - $ 0.0039     1,087,330       30     $ 0.0039     1,087,330  $ 0.0039
$ 0.0039 - $ 0.0039     1,179,138       30     $ 0.0039     1,179,138  $ 0.0039
$ 0.0009 - $ 0.0009     5,920,000       41     $ 0.0009     5,920,000  $ 0.0009
$ 0.0009 - $ 0.0009     1,600,000       41     $ 0.0009     1,600,000  $ 0.0009
$ 0.0009 - $ 0.0009     1,600,000       41     $ 0.0009     1,600,000  $ 0.0009
$ 0.0009 - $ 0.0009     1,600,000       41     $ 0.0009     1,600,000  $ 0.0009
$ 0.0009 - $ 0.0009     9,600,000       41     $ 0.0009     9,600,000  $ 0.0009
$ 0.0009 - $ 0.0009     5,000,000       76     $ 0.0009     5,000,000  $ 0.0009
$ 0.0009 - $ 0.0009     2,000,000       76     $ 0.0009     2,000,000  $ 0.0009
$ 0.0009 - $ 0.0009     2,000,000       76     $ 0.0009     2,000,000  $ 0.0009
$ 0.0009 - $ 0.0009     2,000,000       76     $ 0.0009     2,000,000  $ 0.0009
$ 0.0009 - $ 0.0009     2,000,000       76     $ 0.0009     2,000,000  $ 0.0009
$ 0.0009 - $ 0.0009     2,000,000       76     $ 0.0009     2,000,000  $ 0.0009
$ 0.0009 - $ 0.0009     2,000,000       76     $ 0.0009     2,000,000  $ 0.0009
$ 0.0009 - $ 0.0009     2,000,000       76     $ 0.0009     2,000,000  $ 0.0009
-------------------    ----------       --     --------    ----------  --------
$ 0.0009 - $ 0.0050    51,620,000       53     $ 0.0016    51,620,000  $ 0.0016
 ==================    ==========       ==     ========    ==========  ========

NOTE 13.        REVENUE

On January 17, 2007, the Company and Trimark Associates Inc. ("Trimark") executed an Independent Contractor Agreement (the "Agreement") for the Company to provide installation of its H-Net(TM) for a key irrigation district cooperative in Northern California. The Company was to provide the services described in individual task orders at compensation rates also set forth therein. The Agreement was to continue until the services described in the various task orders were completed. The Agreement could, however, be terminated in advance by either party at any time and for any reason with 15-days' prior written notice. In April 2007, certain individual task orders were completed and the Company was compensated by the customer for its initial engineering evaluation and feasibility work on the project, in the amount of $6,922. Also in April 2007, Trimark terminated the contract due to substantial increases in modifications and challenges in meeting the requirements to further develop the project.

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007


NOTE 14.    INCOME TAXES

Deferred income taxes consisted of the following at September 30, 2007:

      Deferred tax asset, benefit
      of net operating loss
      carryforwards                              $ 13,000,000
      Valuation allowance                         (13,000,000)
                                                  -----------
      Net deferred tax asset                     $       -
                                                  ===========

The valuation allowance fully offsets the net deferred tax asset, since it is more likely than not that it would not be recovered. During the year ended September 30, 2007, the deferred tax asset and valuation allowance were both increased by $1,200,000.

As of September 30, 2007, the Company has approximately $33,300,000 in federal and $21,600,000 in California net operating loss carryforwards. The federal net operating loss carryforwards expire as follows: $2,700,000 in the year 2012, $5,300,000 in 2018, $1,200,000 in 2019, $3,500,000 in 2020, $2,300,000 in 2021,
$2,200,000 in 2022, $2,100,000 in 2023, $4,200,000 in 2024 $3,100,000 in 2025,
$3,000,000 in 2026, and $3,700,000 in 2027. The California net operating loss carryforwards expire as follows: $3,300,000 in 2013, $8,500,000 in 2014, $3,100,000 in 2015, $3,000,000 in 2016, and $3,700,000 in 2017.

NOTE 15.    SUBSEQUENT EVENTS

Subsequent to September 30, 2007, the Company issued approximately 3,083,000,000 shares of common stock through December 20, 2007 in exchange for the reduction of approximately $148,000 in principal and approximately $222,000 in derivative conversion option, totaling approximately $370,000 in convertible debt.

                              INDEX TO EXHIBITS

Exhibit
Number  Description
------- -----------
3.1     Articles of Incorporation of the Registrant (2)

3.2 Articles of Amendment to the Articles of Incorporation of the Registrant filed November 7, 1994 (2)

3.3 Articles of Amendment to the Articles of Incorporation of the Registrant filed December 5, 1994 (3)

3.4 Articles of Amendment to the Articles of Incorporation of the Registrant filed October 16, 1995 (2)

3.5 Articles of Amendment to the Articles of Incorporation of the Registrant filed April 18, 2003 (5)

3.6 Articles of Amendment to the Articles of Incorporation of the Registrant filed August 3, 2004 (10)

3.7 Articles of Amendment to the Articles of Incorporation of the Registrant filed August 12, 2005 (13)

3.8 Articles of Amendment to the Articles of Incorporation of the Registrant filed June 30, 2006 (15)

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

10.2 Amendment to Employment Agreement dated July 24, 1996 between the Registrant and Robert Spigno (#) (2)

10.3 Amendment to Employment Agreement dated August 11, 1997 between the Registrant and Robert Spigno (#) (2)

10.4 Amendment to Employment Agreement dated September 1, 1999 between the Registrant and Robert Spigno (#) (2)

10.5 Amendment to Employment Agreement dated March 27, 2000 between the Registrant and Robert Spigno (#) (2)

10.6 Amendment to Employment Agreement dated April 1, 2007 between the Registrant and Robert Spigno (#)

10.7 Employment Agreement dated August 1, 1998 between the Registrant and Lawrence Muirhead (#) (1)

10.8 Securities Purchase Agreement dated as of November 27, 2002 by and between the Registrant and the purchasers named therein (4)

10.9    Form of Common Stock Purchase Warrant dated as of November 27, 2002 (4)

10.10 Registration Rights Agreement dated as of November 27, 2002 by and between the Registrant and the investors named therein (4)

10.11 Security Agreement dated as of November 27, 2002 between the Registrant and the secured parties named therein (4)

10.12 Intellectual Property Security Agreement dated as of November 27, 2002 between the Registrant and the secured parties named therein (4)

10.13   Form of Secured Convertible Debenture due March 3, 2004 (5)

10.14   Form of Common Stock Purchase Warrant dated as of March 3, 2003 (5)

10.15   Form of Secured Convertible Debenture due May 12, 2004 (6)

10.16   Form of Common Stock Purchase Warrant dated as of May 12, 2003 (6)

10.17 Promissory Note dated September 1, 2003 made by the Registrant in favor of Black Dog Ranch, LLC (9)

10.18 Letter Agreement dated October 3, 2003 between the Registrant and the parties named therein (7)

10.19 Securities Purchase Agreement dated as of November 25, 2003 by and between the Registrant and the purchasers named therein (7)

10.20   Form of Secured Convertible Debenture due November 25, 2004 (7)

10.21   Form of Common Stock Purchase Warrant dated as of November 25, 2003 (7)

10.22 Registration Rights Agreement dated as of November 25, 2003 by and between the Registrant and the investors named therein (7)

10.23 Security Agreement dated as of November 25, 2003 between the Registrant and the secured parties named therein (7)

10.24 Intellectual Property Security Agreement dated as of November 25, 2003 between the Registrant and the secured parties named therein (7)

10.25   Form of Secured Convertible Debenture due December 3, 2004 (7)

10.26   Form of Common Stock Purchase Warrant dated as of December 3, 2003 (7)

10.27   Form of Secured Convertible Debenture due December 31, 2004 (7)

10.28   Form of Common Stock Purchase Warrant dated as of December 31, 2003 (7)

10.29   Form of Secured Convertible Debenture due February 18, 2005 (8)

10.30   Form of Common Stock Purchase Warrant dated as of February 18, 2004 (8)

10.31 Amendment No. 1 to Securities Purchase Agreement dated as of March 4, 2004 by and between the Registrant and the persons named therein (9)

10.32   Form of Secured Convertible Debenture due March 4, 2005 (8)

10.33   Form of Common Stock Purchase Warrant dated as of March 4, 2004 (8)

10.34 Securities Purchase Agreement dated as of April 19, 2004 by and between the Registrant and the purchasers named therein (9)

10.35   Form of Common Stock Purchase Warrant dated as of April 19, 2004 (9)

10.36 Registration Rights Agreement dated as of April 19, 2004 by and between the Registrant and the investors named therein (9)

10.37 Security Agreement dated as of April 19, 2004 between the Registrant and the secured parties named therein (9)

10.38 Intellectual Property Security Agreement dated as of April 19, 2004 between the Registrant and the secured parties named therein (9)

10.39   Form of Common Stock Purchase Warrant dated as of June 30, 2004 (10)

10.40   Form of Common Stock Purchase Warrant dated as of September 9, 2004 (11)

10.41 Securities Purchase Agreement dated as of March 17, 2005 by and between the Registrant and the purchasers named therein (12)

10.42   Form of Callable Secured Convertible Note due March 17, 2007 (12)

10.43   Form of Stock Purchase Warrant dated as of March 17, 2005 (12)

10.44 Registration Rights Agreement dated as of March 17, 2005 by and between the Registrant and the investors named therein (12)

10.45 Security Agreement dated as of March 17, 2005 between the Registrant and the secured parties named therein (12)

10.46 Intellectual Property Security Agreement dated as of March 17, 2005 between the Registrant and the secured parties named therein (12)

10.47 Securities Purchase Agreement dated as of March 8, 2006 by and between the Registrant and the purchasers named therein (14)

10.48   Form of Callable Secured Convertible Note due March 8, 2009 (14)

10.49   Form of Stock Purchase Warrant dated as of March 8, 2006 (14)

10.50 Registration Rights Agreement dated as of March 8, 2006 by and between the Registrant and the investors named therein (14)

10.51 Security Agreement dated as of March 8, 2006 between the Registrant and the secured parties named therein (14)

10.52 Intellectual Property Security Agreement dated as of March 8, 2006 between the Registrant and the secured parties named therein (14)

10.53 Securities Purchase Agreement dated as of February 13, 2007 by and between the Registrant and the purchasers named therein (16)

10.54   Form of Callable Secured Convertible Note due February 13, 2010 (16)

10.55   Form of Stock Purchase Warrant dated as of February 13, 2007 (16)

10.56 Registration Rights Agreement dated as of February 13, 2007 by and between the Registrant and the investors named therein (16)

10.57 Security Agreement dated as of February 13, 2007 between the Registrant and the secured parties named therein (16)

10.58 Intellectual Property Security Agreement dated as of February 13, 2007 between the Registrant and the secured parties named therein (16)

21.1    Subsidiaries of the Registrant (2)

31.1 Certification Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
_________________
(#) Management contract or compensatory plan, contract or arrangement required to be filed as an exhibit.
(1) Filed as an exhibit to the Registrant's Form S-8 filed with the Securities and Exchange Commission on December 6, 1999 (Registration No. 333- 92181) and incorporated herein by reference.
(2) Filed as an exhibit to the Registrant's Form SB-2 filed with the Securities and Exchange Commission on April 26, 2002 (Registration No. 333- 87062) and incorporated herein by reference.
(3) Filed as an exhibit to the Registrant's Form SB-2/A No. 1 filed with the Securities and Exchange Commission on June 6, 2002 (Registration No. 333-87062) and incorporated herein by reference.
(4) Filed as an exhibit to the Registrant's Form 10-KSB for the year ended September 30, 2002 and incorporated herein by reference.

(5) Filed as an exhibit to the Registrant's Form SB-2/A No. 1 filed with the Securities and Exchange Commission on May 2, 2003 (Registration No. 333-102781) and incorporated herein by reference.
(6) Filed as an exhibit to the Registrant's Form 10-QSB for the quarter ended June 30, 2003 and incorporated herein by reference.
(7) Filed as an exhibit to the Registrant's Form 10-KSB for the year ended September 30, 2003 and incorporated herein by reference.
(8) Filed as an exhibit to the Registrant's Form 10-QSB for the quarter ended December 31, 2003 and incorporated herein by reference.
(9) Filed as an exhibit to the Registrant's Form SB-2 filed with the Securities and Exchange Commission on June 25, 2004 (Registration No. 333- 116895) and incorporated herein by reference.
(10) Filed as an exhibit to the Registrant's Form 10-QSB for the quarter ended June 30, 2004 and incorporated herein by reference.
(11) Filed as an exhibit to the Registrant's Form 10-KSB for the year ended September 30, 2004 and incorporated herein by reference.
(12) Filed as an exhibit to the Registrant's Form 8-K filed with the Securities and Exchange Commission on March 21, 2005 and incorporated herein by reference.
(13) Filed as an exhibit to the Registrant's Form 10-KSB for the year ended September 30, 2005 and incorporated herein by reference.
(14) Filed as an exhibit to the Registrant's Form 8-K filed with the Securities and Exchange Commission on March 15, 2006 and incorporated herein by reference.
(15) Filed as an exhibit to the Registrant's Form SB-2 filed with the Securities and Exchange Commission on September 8, 2006 (Registration No. 333- 137204) and incorporated herein by reference.
(16) Filed as an exhibit to the Registrant's Form 8-K filed with the Securities and Exchange Commission on February 20, 2007 and incorporated herein by reference.

                                       SIGNATURES

        In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 14th day of January, 2008.

                                               CONECTISYS CORPORATION

                                               By: /S/ ROBERT A. SPIGNO
                                                   ----------------------
                                                   Robert A. Spigno
                                                   Chief Executive Officer
                                                   (Principal Executive Officer)

        In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the Registrant and in the capacities and as of the dates indicated.

      Name                   Title                           Date
---------------------   ------------------------------   ---------------



/S/ ROBERT A. SPIGNO    Chairman of the Board, Chief       January 14, 2008
--------------------    Executive Officer(Principal
Robert A. Spigno        Executive Officer), Chief
                        Financial Officer
                        (Principal Financial and
                        Accounting Officer) and Director


/S/ Lawrence Muirhead   Chief Technology Officer and       January 14, 2008
---------------------   Director
Lawrence Muirhead

/S/Melissa McGough      Director                           January 14, 2008
------------------
Melissa McGough

                                EXHIBITS FILED WITH THIS REPORT

Exhibit
Number  Description
------- -----------
10.6 Amendment to Employment Agreement dated April 1, 2007 between the Registrant and Robert Spigno

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