Form 10QSB
period 2007-12-31
CONECTISYS CORP
filed 2008-03-21
CIK 790273

<pre>

                          UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                           FORM 10-QSB

(Mark One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED December 31, 2007

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

As of March 19, 2008, there were 28,821,560,267 shares of the issuer's common stock, no par value per share, outstanding.

Transitional Small Business Disclosure Format (Check one): Yes |   | No |X|


                         PART I - FINANCIAL INFORMATION
                                                                           Page
                                                                           ----
Item 1.  Financial Statements.

Condensed Consolidated Balance Sheets as of December 31, 2007 (unaudited)
     and September 30, 2007 (audited).......................................F-1

Condensed Consolidated Statements of Operations for the Three
     Months Ended December 31, 2007 (unaudited) and 2006 (unaudited)
     and the Cumulative Period From December 31, 1990 (Inception)
     Through December 31, 2007 (unaudited)................................. F-3

Condensed Consolidated Statements of Changes in Shareholders'
     Equity (Deficit) for the Cumulative Period From
     December 31, 1990 (Inception) Through December 31, 2007 (unaudited)....F-4

Condensed Consolidated Statements of Cash Flows for the Three
     Months Ended December 31, 2007 (unaudited) and 2006 (unaudited) and the Cumulative Period From December 31, 1990 (Inception) Through
     December 31, 2007 (unaudited).........................................F-17

Notes to Condensed Consolidated Financial Statements (unaudited)...........F-20

Item 2.  Management's Discussion and Analysis or Plan of Operation............2

Item 3.  Controls and Procedures.............................................10

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings...................................................10

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.........10

Item 3.  Defaults Upon Senior Securities.....................................11

Item 4.  Submission of Matters to a Vote of Security Holders.................12

Item 5.  Other Information...................................................12

Item 6.  Exhibits............................................................12

Signatures...................................................................13

Exhibits Filed with this Report on Form 10-QSB


ITEM 1. FINANCIAL STATEMENTS.

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS December 31, 2007 (Unaudited)
and September 30, 2007 (Audited)
                                                                December 31,    Sept. 30
                                                                    2007           2007
                                                                 Unaudited       Audited
                                                            -----------------   -----------
Assets
Current assets
  Cash and cash equivalents                             $           23,460       40,834
  Employee advance                                                   2,400        1,000
  Prepaid expenses                                                  57,252       87,553
                                                            -----------------  ------------
Total current assets                                                83,113      129,387

Property and equipment, net of accumulated
  depreciation of $382,967 and $377,025 respectively                93,751       98,183

Other assets
  Deposits                                                           4,698        4,698
  Loan fees, net of accumulated
    amortization of $504,747 and $534,163 respectively              22,033       25,392
                                                             ----------------- -----------
Total assets                                            $          203,594      257,660
                                                             ================= ===========


The accompanying notes are an integral part of these condensed consolidated financial statements.


CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS December 31, 2007 (Unaudited) and September 30, 2007 (Audited)

                                                                December 31,     Sept. 30
                                                                    2007            2007
                                                                 Unaudited        Audited
                                                            ------------------   -----------

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities
  Accounts payable                                         $           162,769     208,538
  Accrued compensation                                               2,105,173   2,070,615
  Due to officers                                                          562         537
  Accrued interest payable                                             403,289     360,614
  Other current liabilities                                             65,477      14,352
  Notes payable and current portion of
    long-term debt                                                   2,004,601   2,072,303
                                                             -----------------   ---------
Total current liabilities                                            4,741,871   4,726,959

Long-term debt, net of current portion                               4,116,479   3,789,300

Commitments and contingencies                                                -          -


SHAREHOLDERS' DEFICIT
Preferred stock - Class A, $1.00 par value;
  1,000,000 shares authorized, 215,865 shares
  issued and outstanding                                               215,865     215,865
Convertible preferred stock - Class B, $1.00
  par value; 1,000,000 shares authorized,
  -0- shares issued and outstanding                                          0           0
Common stock - no par value; 50,000,000,000
  shares authorized, 26,285,470,599 and 23,177,633,821
  shares issued and outstanding respectively                        29,941,302  29,538,421
Additional paid-in capital:
  Convertible preferred stock - Class B, $1.00 par
    value, 1,000,000 stock options exercisable                         100,000     100,000
  Common stock - no par value 57,620,000 and 51,620,000
   warrants exercisable respectively                                 1,372,743   1,372,514

Accumulated deficit during development stage                       (40,284,666)(39,485,599)
                                                             -----------------  -----------
Total shareholders' deficit                                         (8,654,756) (8,258,599)
                                                             -----------------  -----------
Total liabilities and shareholders' deficit                $           203,594     257,660
                                                             =================  ===========

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended December 31, 2007 and 2006
And the Cumulative Period
From December 31, 1990 (Inception) Through December 31, 2007

                                                                    Dec. 1, 1990
                                                                    (Inception)
                                 3 Months Ended      3 Months Ended   Through
                                   December 31,        December 31, December 31,
                                        2007                2006       2007
                                     Unaudited          Unaudited   Unaudited
                                 ---------------     -------------- ------------
Revenues                        $             0      $            0 $   524,382

Cost of prototypes and
samples sold                             11,703              30,166   1,578,964
                                 -----------------   -------------- ------------
Gross loss                                 (11,703)         (30,166) (1,054,582)

Operating expenses:
General and administrative                 383,633          338,743  25,926,348
Bad debt Expense                                 0                0   1,680,522
Write-off of deposits
  and intangible assets                    0                      0   1,331,714
                                 -----------------   --------------- -----------
Loss from operations                      (395,336)        (368,909)(29,993,166)
Other income (expenses):
  Forgiveness of debt                            0                0     504,462
  Settled damages                                0                0    (125,000)
  Other income                                   0                0      12,072
  Interest income                                0            2,878     111,542
  Interest expense                        (403,931)        (326,332)(10,857,076)
  Minority interest                              0                0      62,500
                                 ------------------  --------------- -----------
Net loss                         $        (799,267)  $     (692,363)(40,284,666)
                                  =================  =============== ===========
Weighted average shares
outstanding                         25,662,935,366      15,041,201,929

Net loss per share-basic and diluted         (0.00)              (0.00)

The accompanying notes are an integral part of these condensed consolidated financial statements.


CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
For the Cumulative Period from December 1, 1990 (Inception) Through December 31, 2007
                                                                                                Deficit
                                                                                               Accumulated     Total
                           Preferred Stock       Common Stock            Additional     Stock   During the Shareholders'
                           Class A and B         No Par Value            Paid in  Subscription Development    Equity
                             Shares      Value     Shares      Value     Capital   Receivable     Stage      (Deficit)
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


CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
For the Cumulative Period from December 1, 1990 (Inception) Through December 31, 2007



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




CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
For the Cumulative Period from December 1, 1990 (Inception) Through December 31, 2007



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




CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
For the Cumulative Period from December 1, 1990 (Inception) Through December 31, 2007



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




CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
For the Cumulative Period from December 1, 1990 (Inception) Through December 31, 2007


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

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
For the Cumulative Period from December 1, 1990 (Inception) Through December 31, 2007


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

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
For the Cumulative Period from December 1, 1990 (Inception) Through December 31, 2007


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

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
For the Cumulative Period from December 1, 1990 (Inception) Through December 31, 2007


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




CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
For the Cumulative Period from December 1, 1990 (Inception) Through December 31, 2007

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


CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
For the Cumulative Period from December 1, 1990 (Inception) Through December 31, 2007

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




CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
For the Cumulative Period from December 1, 1990 (Inception) Through December 31, 2007
                                                                                                   Deficit
                                                                                                 Accumulated   Total
                                  Preferred Stock         Common Stock     Additional   Stock    During the Shareholders'
                                     Class A              No Par Value      Paid-in   Subscript.  Development  Equity
                                 Shares    Value       Shares      Value    Capital   Receivable    Stage     (Deficit)
                                --------  --------  ------------ ---------- --------- ---------- ----------- ------------

Shares issued in exchange for:
Cash, April through July 2006
  with prices ranging from
  $0.00015 to $0.00050 per  share      0  $   0       533,333,333  $125,000 $        0   $    0 $          0  $    125,000
Services, March 2006 valued
  at approximately $0.00071 per share  0      0         4,368,872     3,100          0        0            0         3,100
Issuance of 20,320,000 warrants
 September 2006 at an exercise
 price of $0.0009 per share, in
 conjunction with $1,270,000
 principal value of 6%
 convertible debt                      0      0                 0          0      4,551       0            0         4,551
Conversion of $547,376 principal
  value of 8% and 12% convertible debt,
  $821,065 of derivative conversion
  option, along with $8,300 accrued
  interest, net of $243,177
  convertible debt discount            0      0      6,458,227,580  1,133,564          0        0            0    1,133,564
Net loss for the period                0      0                  0          0          0        0   (3,052,297)  (3,052,297)
                               ---------- ---------- ------------- ----------- ----------   ------  -----------  ------------
Balance, September 30, 2006      215,865  $ 215,865 14,384,794,783 $27,930,753 $1,471,265   $    0$(35,718,845) $(6,100,962)


The accompanying notes are an integral part of these condensed consolidated financial statements.




CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
For the Cumulative Period from December 1, 1990 (Inception) Through December 31, 2007

                                                                                                   Deficit
                                                                                                 Accumulated   Total
                                  Preferred Stock         Common Stock     Additional   Stock    During the Shareholders'
                                     Class A              No Par Value      Paid-in   Subscript.  Development  Equity
                                 Shares    Value       Shares      Value    Capital   Receivable    Stage     (Deficit)
                                --------  --------  ------------ ---------- --------- ---------- ----------- ------------

Shares issued in exchange for:
 Accrued liabilities, November,
  2006, at a price of
  approximately $0.0005 per share     0 $       0    250,000,000 $ 124,165  $        0 $       0  $        0 $   124,165
 Services, February, 2007, valued
     at $0.0003 per share             0         0     75,000,000    22,500           0         0           0      22,500
 Issuance of 19,000,000 warrants
  February 2007 through September,
  2007, at an exercise price of
  $0.0009 per share, in conjunction
  With $950,000 principal value of 6%
     convertible debt                 0         0              0         0        1,249         0          0       1,249
 Conversion of $409,864 principal
  value of 8% and 12% convertible
  debt, $614,795 of derivative
  conversion option, along with
  $436,344 accrued interest           0         0  8,467,839,038  1,461,003           0         0          0    1,461,003

Net loss for the year                 0         0              0          0           0         0 (3,766,554)  (3,766,554)
                               --------- --------- -------------- ----------    ---------   ------- ----------- -----------
Balance, September 30,  2007    215,865 $ 215,865 23,177,633,821 $29,538,421  $1,472,514   $    0 $(39,485,399)$(8,258,599)
                               ========= ========= ==============  ==========   =========   ======= ==========  ===========

The accompanying notes are an integral part of these condensed consolidated financial statements.




CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
For the Cumulative Period from December 1, 1990 (Inception) Through December 31, 2007

                                                                                                         Deficit
                                                                                                        Accumulated       Total
                                  Preferred Stock           Common Stock         Additional   Stock     During the   Shareholders'
                                     Class A                No Par Value          Paid-in   Subscript.  Development      Equity
                                  Shares    Value       Shares         Value      Capital   Receivable    Stage        (Deficit)
                                --------  --------  ------------   ----------    ---------  ---------- ------------  ------------

Services, November 2007, valued
  at $0.0003 per share                0         0     25,000,000        2,500            0           0             0        2,500
  Issuance of 6,000,000 warrants
  October 2007 through December,
  2007, at an exercise price of
  $0.0009 per share, in conjunction
  With $300,000 principal value of 6%
  convertible debt                    0         0              0            0          229           0             0          229
 Conversion of $148,338 principal
  value of 8% and 12% convertible
  debt, $222,506 of derivative
  conversion option, along with
  $29,538 accrued interest            0         0  3,082,836,778      400,381            0          0             0       400,381

Net loss for the year                 0         0              0            0            0          0      (799,267)     (799,267)
                               --------- --------- --------------  ----------    ---------     -------   -----------   -----------
Balance, December 31,  2007     215,865 $ 215,865 26,285,470,599  $29,941,302  $ 1,472,743   $      0  $ (40,284,666) $(8,654,756)
                               ========= ========= ==============  ==========    =========     =======   ===========   ===========

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended December 31, 2007 and 2006
And the Cumulative Period
From December 31, 1990 (Inception) Through December 31, 2007

                                                                                   Dec. 1, 1990
                                                                                    (Inception)
                                          3 Months Ended       3 Months Ended         Through
                                             December 31,        December 31,       December 31,
                                                2007                2006               2007
                                              Unaudited          Unaudited           Unaudited
                                          ---------------      ---------------      --------------
Cash flows from operating activities:
  Net loss                                $       (799,267)$          (692,363))$     (40,284,666)
    Adjustments to reconcile net (loss)
      to net cash used in (provided by)
      operating activities:
        Provision for bad debt write-offs                0                   0          1,422,401
        Depreciation and amortization
          Of property                                5,942               5,265          1,772,567
        Stock issued for services                    2,500                   0          7,673,473
        Stock issued for interest                        0                   0            535,591
        Settled damages                                  0                   0            (25,000)
        Minority interest                                0                   0            (62,500)
        Write-off of deposits and
          Intangible assets                              0                   0          1,331,714
        Amortization of loan fees
          and note discounts                       183,489             287,860          5,149,006
        Mark-to-market of derivative
          conversion option                        150,229                   0          3,542,490
        Forgiveness of debt                              0                   0           (504,462)
Changes in:
    Accounts/employee advances
      receivable                                    (1,400)                  0             (6,601)
    Prepaid expenses and deposits                   30,302              32,138            170,946
    Accrued interest receivable                          0                   0            (95,700)
  Increase (decrease) in liabilities
    Accounts payable                              (28,171)             (13,888)         2,450,400
    Accrued compensation                           34,558               16,108          3,277,181
    Due to/from officers                               25                   21            631,323
    Accrued interest and other current
      liabilities                                 105,738               33,825          1,536,186
                                        -----------------    -----------------  -----------------
      Total adjustments                           483,212              361,329         28,799,015
                                        -----------------    -----------------  -----------------
Net cash used in
  operating activities                           (316,055)           (331,034)       (11,485,651)

The accompanying notes are an integral part of these condensed consolidated financial statements.




CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended December 31, 2007 and 2006
And the Cumulative Period
From December 31, 1990 (Inception) Through December 31, 2007

                                                                                   Dec. 1, 1990
                                                                                    (Inception)
                                           3 Months Ended      3 Months Ended         Through
                                             December 31,       December 31,        December 31,
                                                2007                2006               2007
                                              Unaudited          Unaudited           Unaudited
                                          ----------------    ----------------     --------------
Investing activities
  Increase in notes receivable            $              0    $              0 $       (1,322,500)
  Cost of license & technology                           0                   0            (94,057)
  Purchase of cds                                        0             322,100                  0
  Purchase of equipment                             (1,509)            (4,607)           (343,534)
                                          -----------------  -----------------   -----------------
Net cash provided by (used in)
  investing activities                              (1,509)            317,493         (1,760,091)

Cash flows from financing activities
  Common stock issuance                                  0                   0          3,617,172
  Stock warrant issuance                               229                   0            206,363
  Preferred stock issuance                               0                   0             16,345
  Proceeds from stock purchase                           0                   0            281,250
  Loan fees from debt, other                             0                   0           (599,555)
  Proceeds from debt, related                            0                   0            206,544
  Proceeds from debt, other                        299,961                 175         10,162,826
  Payments on debt, related                              0                   0            (53,172)
  Payments on debt, other                                0                   0           (604,536)
  Decrease in stock
    subscription receivable                              0                   0             35,450
  Contributed capital                                    0                   0                515
                                          -----------------  -----------------   -----------------
Net cash provided by
  financing activities                             300,190                 175         13,269,202
                                          -----------------  -----------------   -----------------
Net increase (decrease) in cash and
 cash equivalents                                  (17,374)           (13,366)             23,460
Cash and cash equivalents at
  beginning of period                               40,834              19,936                  0
                                          -----------------  -----------------   -----------------
Cash and cash equivalents at end
  of period                              $          23,460  $            6,570 $           23,460
                                          =================  =================   =================

The accompanying notes are an integral part of these condensed consolidated financial statements.




CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended December 31, 2007 and 2006
      And the Cumulative Period
From December 31, 1990 (Inception) Through December 31, 2007


                                                                                   Dec. 1, 1990
                                                                                    (Inception)
                                            3 Months Ended      3 Months Ended         Through
                                             December 31,        December 31,       December 31,
                                                2007                2006                2007
                                              Unaudited          Unaudited           Unaudited
                                            --------------      --------------     --------------
Supplemental disclosures of
  Cash flow information:

  Cash paid for interest                     $       1,144      $        2,792      $     707,441

  Cash paid for income Taxes                             0               4,000             20,050

Non-cash investing and financing activities
  Common stock issued for
    Note receivable                                      0                   0            281,250
    Prepaid expenses                                     0                   0            264,748
    Property and equipment                               0                   0            130,931
    Licenses & technology                                0                   0          2,191,478
    Acquisition of remaining
     minority interest in subsidiary                     0                   0             59,247
    Repayment of debt                              370,843             277,500         14,408,973
    Accrued services & interest                      2,500               6,408          5,778,511
    Preferred stock issued for
    Services                                                                 0             75,845
    Repayment of debt                                    0                   0            119,520
  Preferred stock options issued for
    repayment of debt                                    0                   0            100,000

  Re-characterize beneficial
    conversion option as debt                            0                   0            881,550

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

Note 1.         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements contained in the Company's Annual Report on Form 10-KSB for the year ended September 30, 2007. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for the fair presentation have been included. The results for the three months ended December 31, 2007 do not necessarily indicate the results that may be expected for the full year.

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

Net loss per common share - basic and diluted

Net loss per common share basic and diluted is based on the weighted average number of common and common equivalent shares outstanding for the periods presented. Common equivalent shares representing the common shares that would be issued on exercise of convertible securities and outstanding stock options and warrants reduced by the number of shares which could be purchased from the related exercise proceeds are not included since their effect would be anti-dilutive.

As of December 31, 2007, the Company had 26,285,470,599 shares of common stock outstanding. If all of the Company's unexpired warrants and options were exercised, and all the principal value and accrued interest on its outstanding convertible debentures were converted, the Company's incremental common shares (not included in the denominator of diluted loss per share because of their anti-dilutive nature) would be as follows:

Class B preferred stock options                   10,000,000
Convertible note holder - common stock warrants   57,620,000
                                              --------------
Subtotal                                          67,620,000

Accrued officer compensation ($520,000),
convertible into common stock                    616,823,358

Convertible note holder principal value
($3,030,134), accrued interest ($403,289)
assumed converted into common stock at
$0.00004 per share                            85,835,575,000
                                              --------------
Total potential common stock equivalents      86,520,018,358

Reclassifications

Certain prior period amounts have been reclassified to conform to the current year's presentation.

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

NOTE 2. GOING CONCERN UNCERTAINTY

As of December 31, 2007, the Company had a deficiency in working capital of approximately $4,800,000 and had incurred cumulative net losses since inception of approximately $40,300,000, which raise substantial doubt about the Company's ability to continue as a going concern.

Management's plans for correcting these deficiencies include the future sales and licensing of the Company's products and technologies, the raising of capital through the issuance of additional convertible debt securities and sales of common stock, which are expected to help provide the Company with the liquidity necessary to meet operating expenses. An investor group had previously advanced the Company an aggregate amount of $7,170,000 through numerous funding tranches occurring in April 2002 through December 2007. During the year ended September 30, 2007, the same investor group advanced the Company an additional $1,250,000. The Company received $250,000 in February 2007, $100,000 in march 2007, $100,000 in April 2007, $100,000 in May 2007, $100,000 in June 2007,
$100,000 in July 2007, $100,000 In August 2007, $100,000 in September 2007,
$100,000 in October 2007, $100,000 in November 2007 and $100,000 in December
2007, including certain fees payable, in connection with this additional financing. Over the longer term, the Company plans to achieve profitability through its operations from the sale and licensing of its H-Net(TM) automatic meter-reading system. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of the recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

NOTE 3.   PREPAID EXPENSES

The Company has accrued a prepaid expense of $80,000 as a staying bonus for its Chief Executive Officer as per his employment contract (see NOTE 5). The staying bonus was amortized over the calendar year 2007. The unamortized balance at December 31, 2007 was $0.

At December 31, 2007, the balance in prepaid expenses totaled $ 57,252. Included in prepaid expenses is $20,000 in an escrow account designated for key man life insurance, a retainer for a law firm amounting to $19,501 and $17,751 in prepaid taxes and software development.

The company has paid a security deposit of $4,698 under its existing lease agreement for office space in Valencia, California (see Note 10).

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS December 31, 2007

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

Total amortization of all loan fees during the quarter ended December 31, 2007 amounted to $3,359, leaving an unamortized loan fee balance at December 31, 2006 of $22,033.

NOTE 5.    DUE TO/FROM OFFICERS

The aggregate amount due officers at December 31, 2007 was $562 and interest expense on the officer loans amounted to $25 for the three months ended December 31, 2007.

As of December 31, 2007, the Company owed its officers and former officers $2,105,173 in accrued compensation. Of this amount, $520,000 was attributable to aggregate staying bonuses payable to the President and former Chief Financial Officer, Secretary and Treasurer of the Company as of January 31, 2006. An additional $80,000 payable to the President on January 1, 2007 was amortized over the 2007 calendar year. The staying bonuses are to be compensated for with the Company's common stock, valued at the average bid and ask price for the stock for the 30 days prior to each respective year-end issuance date. The total common stock to be issued as staying bonuses amounted to 616,823,358 at September 30, 2007, including 289,156,628 shares to pay the Chief Executive Officer's January 1, 2006 staying bonus.

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

NOTE 6.    CONVERTIBLE DEBENTURES

Convertible debentures at December 31, 2007, including convertible debentures previously entirely converted to equity, secured by substantially all the assets of the Company, consisted of the following:

                       Original      Net         Remaining      Accrued        Unexpired
                      Principal   Proceeds to   Principal       (Unpaid)        Warrants
Issuance Date          Amount     Company(1)     Amount         Interest(2)     Issued
-------------       ------------ ------------  ------------  -------------   ------------

March 29, 2002     $    300,000  $    225,000   $    --         $   --              --
May 10, 2002            150,000       129,000        --             --              --
June 17, 2002           300,000       238,000        --             --              --
November 27, 2002       200,000       144,000        --             --          1,000,000
March 3, 2003           150,000       100,000        --           27,720          750,000
May 12, 2003            150,000       100,000        --           36,000          750,000
November 25, 2003       100,000        76,000        --           24,000          500,000
December 3, 2003         50,000        31,000        --           12,000          250,000
December 31, 2003        50,000        44,000        --           12,000          250,000
February 18, 2004        50,000        35,000        --           12,000          250,000
March 4, 2004           250,000       203,000        --           59,048        1,250,000
April 19, 2004          250,000       165,000        --              --           750,000
June 30, 2004           625,000       452,000        --              --         1,875,000
September 9, 2004       625,000       482,000        --              --         1,875,000
March 17, 2005        1,400,000     1,148,000       825,145      160,940        2,800,000
March 8, 2006         1,270,000     1,180,000       954,989       86,666       20,320,000
February 13, 2007     1,250,000     1,230,000     1,250,000       38,926       25,000,000
                     ----------   -----------   -----------   ----------     ------------
Total              $  7,170,000  $  5,982,000  $  3,030,134  $   469,300       57,620,000
                     ==========   ===========   ===========   ==========     ============

(1) Amounts are approximate and represent net proceeds after deducting loan fees and expenses in connection with the issuance as well as certain expenses for legal fees incurred in connection with the preparation of reports and statements filed with the Securities and Exchange Commission.

(2) Amounts represent accrued (unpaid) interest outstanding as of December 31, 2007. The total amount of accrued and unpaid interest does not account for approximately $103,000 of outstanding pre-paid interest.

The above secured convertible debentures or notes were all issued to the same investor group (with four participating investor-members). Except for the convertible notes issued subsequent to September 9, 2004, they are due one year following their respective issuance dates. The convertible notes issued during the September 30, 2005 fiscal year are due two years from their respective issuance dates, and the convertible notes issued during the September 30, 2006 and 2007 fiscal years are due three years from their respective issuance dates.

The conversion price of the secured convertible debentures is the lower of 40% of the average of the three lowest intra-day trading prices of a share of the Company's common stock on the OTC Bulletin Board during the twenty trading days immediately preceding the conversion date, and either (a) $0.06 for the June 2002 convertible debentures, (b) $0.01 for the November 2002 and March and May 2003 convertible debentures, (c) $0.005 for the November and December 2003 and the February, March, April, June, and September 2004 convertible debentures and the March 2005 convertible notes, or (d) $0.03 for the March 2006 and February 2007 convertible notes. As of December 31, 2007, the applicable conversion price was approximately $0.00004 per share, meaning that the principal and accrued interest (after the allocation of the prepaid interest) were potentially convertible into approximately 84,910,850,000 common shares of the Company.

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

NOTE 6.    CONVERTIBLE DEBENTURES (continued)

Subtotal - convertible debentures                              $  3,536,099
    Less reclassified accrued interest                             (403,289)
    Less prepaid interest offset                                   (102,676)
                                                               ------------
    Subtotal principal value                                      3,030,134
    Derivative conversion option - 150 percent of principal       4,545,202
    Less unamortized note discount                               (1,463,885)
                                                                -----------
Net carrying value -  convertible debentures                   $  6,111,451

      Convertible note payable to Laurus Master Fund, Ltd.,
      unsecured, with interest payable at an annual rate
      of 8%, conversion premium of 25% based on current
      market price of the Company's common stock (as defined),
      initially due October 12, 2001 and extended to
      December 1, 2001.  Currently in default.                        9,629
                                                                -----------
     Total - convertible debentures and notes                   $ 6,121,080

        Current portion                                           2,004,601

                                                                -----------
        Long-term portion                                       $ 4,116,479
                                                                ===========
As of December 31, 2007, five-year maturities of the notes payable, including convertible debentures were as follows:

                                                  Derivative   Unamortized Subsequent
                                                   Conversion       Note   Conversion   Total
                                      Principal      Option       Discount to Equity     Due
                                      ----------  ----------   ----------   --------   ----------
Year ended December  31, 2008          834,774    1,237,719            0    (67,892)   2,004,601

Year ended December  31, 2009          954,989    1,432,483     (445,663)         0    1,941,809

Year ended December  31, 2010        1,250,000    1,875,000   (1,018,222)         0    2,106,778

Subsequent conversions to equity             0            0            0     67,892       67,892
                                    ----------   ----------   ----------   --------   ----------

Total notes payable                $ 3,039,763  $ 4,545,202   (1,463,885) $       0  $ 6,121,080
                                    ==========   ==========   ==========   ========   ==========

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

NOTE 7. SECURED CONVERTIBLE DEBENTURES - ASSOCIATED
DERIVATIVE CONVERSION OPTION AND CONVERTIBLE DEBT DISCOUNT

In order to provide working capital and financing for the Company's continued research and development efforts, the Company has entered into a series of securities purchase agreements and related agreements with an accredited investor group (the "Purchasers") for the purchase of one-year to three-year convertible debentures, which bear interest ranging from 6% to 12% per annum, payable quarterly in cash or common stock. The debentures are currently convertible into common stock at prices ranging from the lesser of a fixed price ($0.005 to $0.06 per share) and 40% of the average of the lowest three intra-day trading prices of a share of common stock during the 20 trading days immediately preceding conversion. The debentures have also been accompanied by the issuance of three-year to seven- year common stock warrants (in amounts numbering from 3 to 20 times each dollar of the related convertible debt principal issued) and exercisable into the Company's common stock at prices ranging from $0.0009 to $0.045 per share. As part of the recording of the convertible debt transactions, a derivative conversion option and amortizable convertible debt discount have been recognized. The carrying value of the debt is net of the principal value, derivative conversion option, and unamortized convertible debt discount components.

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

The cumulative history of the Company's convertible debt-related transactions with the above accredited investor group is summarized as follows:

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007


NOTE 7. SECURED CONVERTIBLE DEBENTURES - ASSOCIATED
DERIVATIVE CONVERSION OPTION AND CONVERTIBLE DEBT DISCOUNT (continued)

                                                    Net           Net
                                   Derivative    Convertible      Debt
                      Principal    Conversion        Debt       Carrying      Warrants
Period/Transaction     Amount         Option       Discount      Amount      Outstanding
------------------   ----------    ----------     ----------   ---------    -----------
  Issuances          $  750,000     $      --     $ (750,000)   $  --         3,750,000
  Amortization           --                --        279,115     279,115         --
  Conversions          (93,130)            --         69,233     (23,897)        --
                     ----------    ----------    -----------   ---------    -----------
Balance,
September 30, 2002     656,870             --       (401,652)    255,218      3,750,000
  Issuances            500,000             --       (500,000)      --         2,500,000
  Amortization            --               --        653,720     653,720         --
  Conversions         (193,665)            --         52,340    (141,325)        --
                     ----------    ----------     ----------   ---------    -----------
Balance,
September 30, 2003     963,205             --       (195,592)    767,613      6,250,000
  Re-characterize
  Equity as Debt          --          881,550           --       881,550         --
  Bump-up Due to
  Mark-to-Market          --          563,257           --       563,257         --
  Issuances          2,000,000      3,000,000     (2,000,000)  3,000,000      7,000,000
  Amortization            --               --        673,705     673,705         --
  Conversions         (218,115)      (327,172)        28,571    (516,716)        --
                     ----------    ----------    -----------   ---------    -----------
Balance,
September 30, 2004   2,745,090      4,117,635    (1,493,316)   5,369,409     13,250,000
  Issuances          1,400,000      2,100,000    (1,400,000)   2,100,000      2,800,000
  Expirations             --              --            --         --        (3,750,000)
  Amortization            --              --         693,992     693,992         --
  Conversions       (2,529,378)    (3,794,067)       973,565  (5,349,880)        --
                     ----------    ----------    -----------   ---------    -----------
Balance,
September 30, 2005   1,615,712      2,423,568     (1,225,759   2,813,521     12,300,000
  Issuances          1,270,000      1,905,000     (1,270,000)  1,905,000     20,320,000
  Amortization            --              --         715,748     715,748         --
  Conversions         (547,376)     (821,065)        243,177  (1,125,264)        --
                    ----------    ----------     -----------   ---------    -----------
Balance,
September 30, 2006   2,338,336     3,507,503      (1,536,834)  4,309,005     32,620,000
  Issuances            950,000     1,425,000        (950,000)  1,425,000     19,000,000
  Amortization            --              --       1,142,819   1,142,819         --
  Conversions         (409,864)     (614,795)            -    (1,024,659)        --
                     ----------   ----------     -----------   ---------    -----------
Balance,
September 30, 2007  $2,878,472    $4,317,708     $(1,344,015) $5,852,165     51,620,000
  Issuances            300,000       450,000        (300,000)    450,000      6,000,000
  Amortization            --              --         180,130     180,130         --
  Conversions         (148,338)     (222,506)            -      (370,844)        --
                     ----------   ----------     -----------   ---------    -----------
Balance,
December 31, 2007   $3,030,134    $4,545,202     $(1,463,885) $6,111,451     57,620,000

                    ==========     =========     ===========   =========     ==========

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007


NOTE 8.  SHAREHOLDERS' DEFICIT

The Company's authorized capital stock consists of 50,000,000,000 shares of common stock, no par value per share and 50,000,000 shares of preferred stock, $1.00 par value per share. On June 28, 2006, the shareholders of the Company approved an increase in the amount of authorized shares of common stock from 15,000,000,000 to 50,000,000,000. Of the 50,000,000 authorized shares of preferred stock, 1,000,000 shares have been designated as Class A Preferred Stock and 1,000,000 shares have been designated as Class B Preferred Stock, and the remaining 48,000,000 shares are undesignated. As of December 31, 2007, there were 26,286,672,599 shares of the Company's common stock outstanding held by approximately 700 holders of record and 215,865 shares of the Company's Class A Preferred Stock outstanding held by one holder of record and no shares of Class B Preferred Stock outstanding.

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

During October 2007 through December 31, 2007, the Company issued 3,082,836,778 shares of common stock in connection with the conversion of $148,338 of principal, $222,506 of derivative conversion option and $29,538 of accrued interest, for a total conversion amount of $400,382 of the Company's convertible debentures.

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

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

NOTE 9.       STOCK OPTIONS AND WARRANTS (continued)

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

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

NOTE 9.        STOCK OPTIONS AND WARRANTS (continued)

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

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS December 31, 2007

NOTE 9.        STOCK OPTIONS AND WARRANTS (continued)

In March through July 2006, 20,320,000 five-year common stock warrants were issued to an accredited investor group in connection with a $1,270,000 6% convertible debenture financing arrangement (see Note 6 above). The allocated cost of these warrants amounted to $4,551, resulting in a recorded balance of stock options and warrants exercisable at both September 30, 2006 and December 31, 2007 of $1,471,265 (including $100,000 attributable to 1,000,000 Class B preferred stock options noted above).

In February through September 2007, 19,000,000 seven-year common stock warrants were issued to an accredited investor group in connection with a $950,000 6% convertible debenture financing arrangement (see NOTE 8 above). The allocated cost of these warrants amounted to $1,249, resulting in a recorded balance of stock options and warrants exercisable at September 30, 2007 of $1,472,514.

In October through December 2007, 6,000,000 seven-year common stock warrants were issued to an accredited investor group in connection with a $300,000 6% convertible debenture financing arrangement (see Note 6 above). The allocated cost of these warrants amounted to $229, resulting in a recorded balance of stock options and warrants exercisable at both September 30, 2007 and December 31, 2007 of $1,471,743 (including $100,000 attributable to 1,000,000 Class B preferred stock options noted above).

The common stock option and warrant activity during the three month periods ended December 31, 2007 and December 31, 2006 is summarized as follows:

                                         Common Stock   Weighted
                                            Options      Average
                                              and       Exercise
                                            Warrants      Price
                                          ----------    --------
Balance outstanding, October 1, 2006      32,620,000    $ 0.0019

  Granted                                 25,000,000      0.0009

  Expired                                        -           -
                                          ----------     -------
Balance outstanding, December 31, 2007    57,620,000    $ 0.0016

Balance outstanding, October 1, 2006      14,243,654   $  0.0056

  Granted                                        -           -

  Expired                                (1,943,654)      0.3800
                                          -----------    -------
Balance outstanding, December 31, 2007    12,300,000    $ 0.0050
                                          ==========     =======

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS December 31, 2007


The following table summarizes information about common stock options and warrants at December 31, 2007:

                                  Outstanding             Exercisable
                         Common    Weighted    Weighted      Common    Weighted
     Range of             Stock    Average      Average       Stock    Average
     Exercise           Options/     Life      Exercise     Options/   Exercise
      Prices            Warrants   (Months)     Price      Warrants    Price
  ---------------       ---------  -------     --------    ----------  --------
$ 0.0050 - $ 0.0050     1,000,000       23     $ 0.0050     1,000,000  $ 0.0050
$ 0.0050 - $ 0.0050       750,000       29     $ 0.0050       750,000  $ 0.0050
$ 0.0050 - $ 0.0050       750,000       31     $ 0.0050       750,000  $ 0.0050
$ 0.0050 - $ 0.0050       500,000       35     $ 0.0050       500,000  $ 0.0050
$ 0.0050 - $ 0.0050       250,000       35     $ 0.0050       250,000  $ 0.0050
$ 0.0050 - $ 0.0050       250,000       36     $ 0.0050       250,000  $ 0.0050
$ 0.0050 - $ 0.0050       250,000       38     $ 0.0050       250,000  $ 0.0050
$ 0.0050 - $ 0.0050     1,250,000       38     $ 0.0050     1,250,000  $ 0.0050
$ 0.0020 - $ 0.0020       750,000       40     $ 0.0020       750,000  $ 0.0020
$ 0.0020 - $ 0.0020     1,875,000       45     $ 0.0020     1,875,000  $ 0.0020
$ 0.0020 - $ 0.0020     1,875,000       47     $ 0.0020     1,875,000  $ 0.0020
$ 0.0039 - $ 0.0039       316,066       47     $ 0.0039       316,066  $ 0.0039
$ 0.0039 - $ 0.0039       217,466       27     $ 0.0039       217,466  $ 0.0039
$ 0.0039 - $ 0.0039     1,087,330       27     $ 0.0039     1,087,330  $ 0.0039
$ 0.0039 - $ 0.0039     1,179,138       27     $ 0.0039     1,179,138  $ 0.0039
$ 0.0009 - $ 0.0009     5,920,000       38     $ 0.0009     5,920,000  $ 0.0009
$ 0.0009 - $ 0.0009     1,600,000       38     $ 0.0009     1,600,000  $ 0.0009
$ 0.0009 - $ 0.0009     1,600,000       38     $ 0.0009     1,600,000  $ 0.0009
$ 0.0009 - $ 0.0009     1,600,000       38     $ 0.0009     1,600,000  $ 0.0009
$ 0.0009 - $ 0.0009     9,600,000       38     $ 0.0009     9,600,000  $ 0.0009
$ 0.0009 - $ 0.0009     5,000,000       73     $ 0.0009     5,000,000  $ 0.0009
$ 0.0009 - $ 0.0009     2,000,000       73     $ 0.0009     2,000,000  $ 0.0009
$ 0.0009 - $ 0.0009     2,000,000       73     $ 0.0009     2,000,000  $ 0.0009
$ 0.0009 - $ 0.0009     2,000,000       73     $ 0.0009     2,000,000  $ 0.0009
$ 0.0009 - $ 0.0009     2,000,000       73     $ 0.0009     2,000,000  $ 0.0009
$ 0.0009 - $ 0.0009     2,000,000       73     $ 0.0009     2,000,000  $ 0.0009
$ 0.0009 - $ 0.0009     2,000,000       73     $ 0.0009     2,000,000  $ 0.0009
$ 0.0009 - $ 0.0009     2,000,000       73     $ 0.0009     2,000,000  $ 0.0009
$ 0.0009 - $ 0.0009     2,000,000       73     $ 0.0009     2,000,000  $ 0.0009
$ 0.0009 - $ 0.0009     2,000,000       73     $ 0.0009     2,000,000  $ 0.0009
$ 0.0009 - $ 0.0009     2,000,000       73     $ 0.0009     2,000,000  $ 0.0009
-------------------    ----------       --     --------    ----------  --------
$ 0.0009 - $ 0.0050    57,620,000       49     $ 0.0016    57,620,000  $ 0.0016
 ==================    ==========       ==     ========    ==========  ========

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007


NOTE 10.    INCOME TAXES

Deferred income taxes consisted of the following at December 31, 2007:

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

As of December 31, 2007, the Company has approximately $33,300,000 in federal and $21,600,000 in California net operating loss carryforwards. The federal net operating loss carryforwards expire as follows: $2,700,000 in the year 2012, $5,300,000 in 2018, $1,200,000 in 2019, $3,500,000 in 2020, $2,300,000 in 2021,
$2,200,000 in 2022, $2,100,000 in 2023, $4,200,000 in 2024 $3,100,000 in 2025,
$3,000,000 in 2026, and $3,700,000 in 2027. The California net operating loss carryforwards expire as follows: $3,300,000 in 2013, $8,500,000 in 2014, $3,100,000 in 2015, $3,000,000 in 2016, and $3,700,000 in 2017.

NOTE 11.       SUBSEQUENT EVENTS

COMMON STOCK ISSUANCES-Subsequent to December 31, 2007, the Company issued approximately 1,534,887,668 shares of common stock through March 19, 2008 in exchange for the reduction of approximately $72,500 in principal, approximately $108,750 in derivative conversion option, and approximately $4,248 in accrued interest, totaling approximately $185,498 in debt.

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

Overview

        Our continued operations are dependent on securing additional sources of liquidity through debt and/or equity financing. We have not received any funding since December 2007 and we are in immediate need of additional financing. Our negotiations with same investor group that has provided financing to us in the past have stalled and we do not expect this investor group to provide any additional financing to us in the future. If we are unable to obtain funding soon, we will be unable to continue our operations and our development of our H-NET(TM) system.

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

        We have recently completed and successfully demonstrated a significant update of our H-NET(TM) system's hardware and software technologies in cooperation with one of the major electric meter manufacturers. We believe that this update will provide us with a product that has incorporated more advanced wireless technologies with a more market-competitive and cost-effective design and greater reliability. We are also pursuing different applications of our H-NET(TM) technologies that may be synergistic with our current marketing plan in markets in which we intend to compete.

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

Going Concern Assumption

        We have based our financial statements on the assumption of our operations continuing as a going concern. As a result, we continue to depreciate fixed assets and show certain debts as long-term. As of December 31, 2007, we had a deficiency in working capital of approximately $4.7 million and had an accumulated deficit of approximately $40.3 million, which raise substantial doubt about our ability to continue as a going concern. Our plans for correcting these deficiencies include the future sales and licensing of our products and technologies and the raising of capital through the issuance of common stock, which are expected to help provide us with the liquidity necessary to meet operating expenses. An investor group previously provided us an aggregate amount of approximately $7.2 million; however, we do not expect this investor group to provide any additional financing to us in the future. Over the longer-term, we plan to achieve profitability through our operations from the sale and licensing of our H-NET (TM) automatic meter-reading system. Our consolidated financial statements do not include any adjustments relating to the recoverability and classification of the recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue our existence.

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

Results of Operations

        Comparison of Results of Operations for the Three Months Ended December 31, 2007 and 2006

        We did not generate any revenues for the three months ended December 31, 2007 or 2006. Cost of prototypes and samples for the three months ended December 31, 2007 was $11,703 as compared to $30,166 for the same period in 2006, representing a decrease of $18,463, or 61.2%. This decrease in cost of prototypes and samples primarily was due to a decrease in production of models and prototypes of our H-Net(TM) products used for sales and marketing purposes.

        General and administrative expenses increased by $44,890, or 13.3%, to $383,633 for the three months ended December 31, 2007 as compared to $338,743 for the same period in 2006. This increase was primarily due to a combination of increase in salary expense and consulting fees.

        Interest expense increased by $77,599, or 23.8%, to $403,931 during the three months ended December 31, 2007 as compared to $326,332 for the same period in 2006. This increase in interest expense was primarily due to an increase in net borrowings outstanding under our convertible debentures and other debt during the three months ended December 31, 2007 as compared to the same period in 2006, resulting in a corresponding increase in amortization of convertible debt discount on these debentures.

        Net loss for the three months ended December 31, 2007 increased by $106,904, or 32.8%, to $403,931 as compared to a net loss of $326,332 for the same period in 2006. The increase in net loss primarily resulted from the increases in general and administrative expenses and interest expense, as discussed above.

Liquidity and Capital Resources

        Our continued operations are dependent on securing additional sources of liquidity through debt and/or equity financing. We have not received any funding since December 2007 and we are in immediate need of additional financing. Our negotiations with same investor group that has provided financing to us in the past have stalled and we do not expect this investor group to provide any additional financing to us in the future. If we are unable to obtain funding soon, we will be unable to continue our operations and our development of our H-NET(TM) system.

        During the three months ended December 31, 2007, we financed our operations solely through private placements of securities. We are actively pursuing sales of our H-Net(TM) systems with meter manufacturers and other companies in the energy industry. However, we have not yet sold any H-Net(TM) systems. We have a history of only inconsequential revenues and have incurred significant losses since the beginning of the development of our H-Net(TM) system. We have significant accumulated and working capital deficits. As a result of our financial condition, our independent auditors have issued a report questioning our ability to continue as a going concern. Our consolidated financial statements as of December 31, 2007 and for the years ended September 30, 2007 and 2006 have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

        As of December 31, 2007, we had a working capital deficit of approximately $4.7 million and an accumulated deficit of approximately $40.3 million. As of that date, we had approximately $23,000 in cash and cash equivalents. We had accounts payable and accrued compensation expenses of approximately $2.2 million. We had other current liabilities, including amounts due to officers, accrued interest and current portion of convertible debentures of approximately $2.5 million, including debts incurred prior to the beginning of fiscal year 2007. To the extent convertible debentures or promissory notes that we have issued are converted into shares of common stock, we will not be obligated to repay the converted amounts.

        Cash used in our operating activities totaled $316,055 for the three months ended December 31, 2007 as compared to $331,034 for the three months ended December 31, 2006. Cash used in our investing activities totaled $1,509 for the three months ended December 31, 2007 as compared to cash provided by our investing activities of $317,493 for the three months ended December 31, 2006. Cash provided by our investing activities for the three months ended December 31, 2006 resulted from the liquidation of short-term investments. Cash provided by our financing activities totaled $300,190 for the three months ended December 31, 2007 as compared to almost no cash provided by our financing activities for the three months ended December 31, 2006. We raised all of the cash provided by our financing activities during the three months ended December 31, 2007 from the issuance of common stock, convertible notes and warrants.

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

        As of March 19, 2008, we were in default under our obligations to register for resale shares of our common stock underlying certain of our outstanding convertible debentures and notes due to our failure to timely register for resale a sufficient number of shares of our common stock upon conversion of those convertible debentures and notes. Our registration obligations require us to register for resale 200% of all registrable securities, which are largely comprised of the shares of common stock issuable upon conversion or exercise of our outstanding convertible debentures, notes and warrants. We have historically been unable to register for resale the full required amounts of shares of common stock due in part to limitations in our available authorized capital. As we have increased our authorized capital from time to time, we have often been reluctant to utilize all or nearly all available authorized capital to satisfy our registration obligations. This reluctance arises from our need to maintain available authorized capital for other potential financing transactions that we may need to conduct to fund our research and development and otherwise maintain sufficient capital resources to fund our operations. In addition, because the number of registrable securities is calculated based on a discount to the prevailing market price of our common stock, and market prices for our common stock have generally declined throughout the duration of our convertible debenture and note financings, the number of registrable securities has substantially increased. Accordingly, although we may have been in compliance initially, the decline in market prices for our common stock has caused us to fall out of compliance with our registration obligations.

        As of March 19, 2008, we were also in default under our obligations to make interest payments under nearly all of our outstanding convertible debentures and notes due to our lack of liquidity to fund those interest payments. Although we received substantial cash investments in connection with our convertible debenture and note financing transactions, we have been reluctant to make quarterly cash interest payments to our investors. This reluctance arises from our need to maintain sufficient capital resources to fund our research and development and our operations. However, on various occasions, we have prepaid certain interest amounts in connection with convertible debenture and note financing transactions. In these instances, we were able to at least temporarily, and on occasion fully, comply with our interest payment obligations until the convertible debentures or notes were fully converted into shares of our common stock. In our most recent February 2007 and March 2006 convertible note financing transactions, we did not prepay any interest amounts and we expect to continue indefinitely to be in default of our obligations to make quarterly interest payments under those convertible notes as well as numerous other convertible debentures and notes outstanding from prior financing transactions.

        As of March 19, 2008, we owed principal and unpaid interest on our convertible debentures and notes in an aggregate amount of approximately $3.4 million, net of approximately $103,000 of prepaid interest, all of which we believe would be immediately due and payable upon demand by the holders of our secured convertible debentures and notes.

        As a result of the above defaults, the holders of our secured convertible debentures and notes are entitled to pursue their rights to foreclose upon their security interest in all of our assets. In the event that the holders of our secured convertible debentures and notes foreclose upon their security interest in all of our assets, we could lose all of our assets, including our intellectual property and other technology associated with our H-NET(TM) system, which would have a material and adverse effect on our business, prospects, results of operations and financial condition. In addition, the holders of our secured convertible debentures and notes were entitled to demand immediate repayment of the outstanding principal amounts of the debentures and notes and any accrued and unpaid interest. The cash required to repay such amounts would likely have to be taken from our working capital. Since we rely on our working capital to sustain our day to day operations and the development of our H- NET(TM) system, a default on the convertible debentures or notes could have a material and adverse effect on our business, prospects, results of operations or financial condition. However, as of that date, other than the receipt of a notice of default, we were not aware of any action taken by the holders of our secured convertible debentures and notes to pursue such rights, and as of that date we also were not aware of any other legal or similar action taken by those holders to enforce their rights or as a result of our defaults under those secured convertible debentures and notes.

        As of March 19, 2008, we had issued the following secured convertible debentures and notes, which provide for interest at the rate of 12% per annum, except for the notes issued in March 2005, which provide for interest at the rate of 8% per annum, and the notes issued in March 2006 and February 2007, which provide for interest at the rate of 6% per annum, and warrants to purchase common stock to various accredited inventors in connection with debenture and note offering transactions:

<table>                                                                                Unexpired
                        Original          Net          Remaining     Accrued and       Warrants
                        Principal      Proceeds to      Principal       Unpaid         Issued in
Issuance Date          Amount($)(1)  ConectiSys($)(2)   Amount($)    Interest($)(2)   Offering(#)
---------------        ------------- ----------------- -----------  ----------------  -----------
November 27, 2002     $ 200,000      $     144,000      $   -       $     -             1,000,000
March 3, 2003           150,000            100,000          -           27,720            750,000
May 12, 2003            150,000            100,000          -           36,000            750,000
November 25, 2003       100,000             76,000          -           24,000            500,000
December 3, 2003         50,000             31,000          -           12,000            250,000
December 31, 2003        50,000             44,000          -           12,000            250,000
February 18, 2004        50,000             35,000          -           12,000            250,000
March 4, 2004           250,000            203,000          -           59,048          1,250,000
April 19, 2004          250,000            165,000          -             -               750,000
June 30, 2004           625,000            452,000          -             -             1,875,000
September 9, 2004       625,000            482,000          -             -             1,875,000
March 17, 2005        1,400,000          1,148,000         752,645     207,094          2,800,000
March 8, 2006         1,270,000          1,180,000         954,989      99,067         20,320,000
February 13, 2007     1,250,000          1,145,000       1,250,000      55,159         25,000,000
                      ------------   -------------      -----------   ---------        -----------
        Total:       $6,420,000      $   5,305,000      $2,957,643    $ 544,088        57,620,000
   ________________  ============    =============      ==========    =========        ===========
(1)     Amounts shown do not include additional convertible debentures issued prior to November 27, 2002 having an aggregate original principal amount of $750,000 that were fully converted to equity.
(2)     Amounts are approximate and represent net proceeds after deducting expenses incurred in connection with the offering as well as expenses for legal fees incurred in connection with preparation of reports and statements filed with the Securities and Exchange Commission.
(2)     Amounts are approximate and represent accrued (and unpaid) interest outstanding as of March 19, 2008. The total amount of accrued and unpaid interest does not account for approximately $103,000 of outstanding pre-paid interest.

        Each of the above outstanding secured convertible debentures or notes, except for the convertible notes issued in March 2005 and 2006 and February 2007, are due one year following their respective issuance dates. The convertible notes issued in March 2005 are due two years following their issuance dates. The convertible notes issued in March 2006 and February 2007 are due three years following their issuance dates. The conversion price of our secured convertible debentures is the lower of 40% of the average of the three lowest intra-day trading prices of a share of our common stock on the OTC Bulletin Board during the twenty trading days immediately preceding the conversion date, and either (a) $.06 for the June 2002 convertible debentures,
(b) $.01 for the November 2002, March and May 2003 convertible debentures, (c) $.005 for the November and December 2003 and the February, March, April, June and September 2004 convertible debentures and the March 2005 convertible notes, or (d) $.03 for the March 2006 and February 2007 convertible notes. As of March 19, 2008, the applicable conversion price was approximately $0.00005 per share.

        As indicated above, our consolidated financial statements as of December 31, 2007 and for the years ended September 30, 2007 and 2006 have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As discussed in this report and in the notes to our consolidated financial statements included in this report, we have suffered recurring losses from operations and at December 31, 2007 had substantial net capital and working capital deficiencies. These factors, among others, raised substantial doubt about our ability to continue as a going concern and led our independent registered public accounting firm to modify its unqualified report to include an explanatory paragraph related to our ability to continue as a going concern. The consolidated financial statements included in this document do not include any adjustments that might result from the outcome of this uncertainty.

       We have been, and currently are, working toward identifying and obtaining new sources of financing. An investor group previously provided us with an aggregate of approximately $7.2 million; however, we do not expect this investor group to provide any additional financing to us in the future. Our outstanding secured convertible debenture and note financing documents contain notice and right of first refusal provisions and the grant of a security interest in substantially all of our assets in favor of the convertible debenture and note investors, all of which provisions may restrict our ability to obtain debt and/or equity financing from any investor other than our previous investor group.

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

Effect of Inflation

        Inflation did not have any significant effect on our operations during the three months ended December 31, 2007. Further, inflation is not expected to have any significant effect on our future operations.

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

ITEM 3.  CONTROLS AND PROCEDURES.

        Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) has concluded, based on his evaluation as of December 31, 2007 (the "Evaluation Date"), that the design and operation of our "disclosure controls and procedures" (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act")) are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated, recorded, processed, summarized and reported to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding whether or not disclosure is required.

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

                            PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

        None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

        In October 2007, we issued an aggregate of 2,487,607,519 shares of common stock to four accredited investors upon conversion of an aggregate of $124,380 in interest on our convertible debentures.

        In November 2007, we issued an aggregate of 595,229,259 shares of common stock to four accredited investors upon conversion of an aggregate of $29,761 in principal and related interest on our convertible debentures.

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

        As of March 19, 2008, we were in default under our obligations to register for resale shares of our common stock underlying certain of our outstanding convertible debentures and notes due to our failure to timely register for resale a sufficient number of shares of our common stock upon conversion of those convertible debentures and notes. Our registration obligations require us to register for resale 200% of all registrable securities, which are largely comprised of the shares of common stock issuable upon conversion or exercise of our outstanding convertible debentures, notes and warrants. We have historically been unable to register for resale the full required amounts of shares of common stock due in part to limitations in our available authorized capital. As we have increased our authorized capital from time to time, we have often been reluctant to utilize all or nearly all available authorized capital to satisfy our registration obligations. This reluctance arises from our need to maintain available authorized capital for other potential financing transactions that we may need to conduct to fund our research and development and otherwise maintain sufficient capital resources to fund our operations. In addition, because the number of registrable securities is calculated based on a discount to the prevailing market price of our common stock, and market prices for our common stock have generally declined throughout the duration of our convertible debenture and note financings, the number of registrable securities has substantially increased. Accordingly, although we may have been in compliance initially, the decline in market prices for our common stock has caused us to fall out of compliance with our registration obligations.

        As of March 19, 2008, we were also in default under our obligations to make interest payments under nearly all of our outstanding convertible debentures and notes due to our lack of liquidity to fund those interest payments. Although we received substantial cash investments in connection with our convertible debenture and note financing transactions, we have been reluctant to make quarterly cash interest payments to our investors. This reluctance arises from our need to maintain sufficient capital resources to fund our research and development and our operations. However, on various occasions, we have prepaid certain interest amounts in connection with convertible debenture and note financing transactions. In these instances, we were able to at least temporarily, and on occasion fully, comply with our interest payment obligations until the convertible debentures or notes were fully converted into shares of our common stock. In our most recent February 2007 and March 2006 convertible note financing transactions, we did not prepay any interest amounts and we expect to continue indefinitely to be in default of our obligations to make quarterly interest payments under those convertible notes as well as numerous other convertible debentures and notes outstanding from prior financing transactions.

        As of March 19, 2008, we owed principal and unpaid interest on our convertible debentures and notes in an aggregate amount of approximately $3.4 million, net of approximately $103,000 of prepaid interest, all of which we believe would be immediately due and payable upon demand by the holders of our secured convertible debentures and notes.

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


                                          CONECTISYS CORPORATION


          Date:  March 19, 2008    By: /s/ ROBERT A. SPIGNO
                                          -------------------------
                                          Robert A. Spigno,
                                          Chairman of the Board, President,
                                          Chief Executive Officer and
                                          Chief Financial Officer
                                          (principal executive officer and
                                          principal financial and
                                          accounting officer)

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