Form 10-Q
period 2008-03-31
CONECTISYS CORP
filed 2008-05-20
CIK 790273

<pre>
                                     UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                     FORM 10-Q

(Mark One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2008

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |

    Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

    Large accelerated filer | |                    Accelerated filer | |
    Non-accelerated filer | |                      Smaller reporting company |X|
    (Do not check if a smaller reporting company)

    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |X| No | |

    As of May 19, 2008, there were 28,820,358,267 shares of the issuer's common stock, no par value per share, outstanding.

--------------------------------------------------------------------------------


                         PART I - FINANCIAL INFORMATION
                                                                            Page
                                                                            ----
Item 1.  Financial Statements.

Condensed Consolidated Balance Sheet as of March 31, 2008 (unaudited)........F-1

Condensed Consolidated Statements of Operations for the Six
     Months Ended March 31, 2008 (unaudited) and 2006 (unaudited)
     and the Cumulative Period From December 31, 1990 (Inception)
     Through March 31, 2008 (unaudited).....................................F-3

Condensed Consolidated Statements of Changes in Shareholders'
     Equity (Deficit) for the Cumulative Period From
     December 31, 1990 (Inception) Through March 31, 2008 (unaudited).......F-4

Condensed Consolidated Statements of Cash Flows for the Six
     Months Ended March 31, 2008 (unaudited) and 2006 (unaudited) and the Cumulative Period From December 31, 1990 (Inception) Through
     March 31, 2008 (unaudited)............................................F-17

Notes to Condensed Consolidated Financial Statements (unaudited)...........F-20

Item 2.  Management's Discussion and Analysis or Plan of Operation............2

Item 3.  Quantitative and Qualitative Disclosures About Market Risk..........10

Item 4.  Controls and Procedures.............................................10

Item 4T. Controls and Procedures.............................................10

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.........10

Item 3.  Defaults Upon Senior Securities.....................................11

Item 4.  Submission of Matters to a Vote of Security Holders.................12

Item 5.  Other Information...................................................12

Item 6.  Exhibits............................................................13

Signatures...................................................................14

Exhibits Filed with this Report on Form 10-QSB

ITEM 1. FINANCIAL STATEMENTS.

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) CONDENSED CONSOLIDATED BALANCE SHEET March 31, 2008 and September 30, 2007

                                                                  March 31,    Sept. 30,
                                                                    2008         2007
                                                                 Unaudited     Audited
                                                            --------------     --------
Assets
Current assets
  Cash and cash equivalents                                              -      40,834
  Note Receivable                                       $           95,000           -
  Employee advance                                                  12,756       1,000
  Prepaid expenses                                                  25,253      87,553
                                                            --------------     --------
Total current assets                                               133,009     129,387

Property and equipment, net of accumulated
  depreciation of $388,926                                          87,791      98,183

Other assets
  Deposits                                                           4,698       4,698
  Loan fees, net of accumulated
    amortization of $508,077                                        23,703      23,392
                                                                ----------     -------
Total assets                                            $          249,201     257,660
                                                                ==========     =======


The accompanying notes are an integral part of these condensed consolidated financial statements.




CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEET March 31, 2008 and September 30, 2007

                                                                  March 31,         Sept. 30,
                                                                    2008             2007
                                                                 Unaudited          Audited
                                                            ------------------     ----------
LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities
  Bank overdraft                                                $        7,139          -
  Accounts payable                                                     242,231       208,538
  Accrued compensation                                               2,262,599     2,070,615
  Due to officers                                                          587           537
  Accrued interest payable                                             447,842       360,614
  Other current liabilities                                            109,677        14,352
  Notes payable and current portion of
    long-term debt                                                   2,028,909     2,072,303
                                                             -----------------     ---------
Total current liabilities                                            5,098,983     4,726,959

Long-term debt, net of current portion                               4,393,899     3,789,300

Commitments and contingencies                                                -             -


SHAREHOLDERS' DEFICIT
Preferred stock - Class A, $1.00 par value;
  1,000,000 shares authorized, 215,865 shares
  issued and outstanding                                               215,865       215,865
Convertible preferred stock - Class B, $1.00
  par value; 1,000,000 shares authorized,
  -0- shares issued and outstanding                                          0             0
Common stock - no par value; 50,000,000,000
  shares authorized, 28,820,358,267 and 23,177,633,821
  respectfully shares issued and outstanding                        30,198,396    29,538,421
Additional paid-in capital:
  Convertible preferred stock - Class B, $1.00 par
    value, 1,000,000 stock options exercisable                         100,000       100,000
  Common stock - no par value 67,620,000
   warrants exercisable                                              1,373,082     1,372,514

Accumulated deficit during development stage                       (41,131,025)  (39,485,599)
                                                                   ------------  ------------
Total shareholders' deficit                                         (9,221,182)   (8,258,599)
                                                                   ------------  ------------
Total liabilities and shareholders' deficit                $           249,201       257,660
                                                             =================   ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Six Months Ended March 31, 2008 and 2007
And the Cumulative Period
From December 31, 1990 (Inception) Through March 31, 2008

                                                                                                                        Dec. 1, 1990
                                                                                                                         (Inception)
                                                                                                                           Period
                                           3 Months Ended      3 Months Ended     6 Months Ended     6 Months Ended        Through
                                               Mar. 31            Mar. 31             Mar. 31            Mar. 31           Mar. 31
                                                2008                2007               2008               2007              2008
                                              Unaudited          Unaudited           Unaudited          Unaudited        Unaudited

Revenues                                $                0 $                 0 $                0 $                0 $     524,382

Cost of prototypes and samples                      37,063              18,180             48,765             48,345     1,616,026
                                          -----------------  -----------------   -----------------  -----------------  -----------
Gross loss                                         (37,063)            (18,180)           (48,765)           (48,345)   (1,091,644)

General and administrative expenses                378,278             333,561            761,912            672,304    26,304,627
Bad debt                                                 0                   0                  0                  0     1,680,522
Write-off of deposits
  and intangible assets                                  0                   0                  0                  0     1,331,714
                                          -----------------  -----------------   -----------------  -----------------  -----------
Loss from operations                              (415,341)           (351,741)          (810,677)          (720,649)  (30,408,507)

Other income (expenses)
  Forgiveness of debt                                    0                   0                  0                  0       504,462
  Settlement                                             0                   0                  0                  0      (125,000)
  Other income                                           0                   0                  0                  0        12,072
  Interest income                                        0                 875                  0              3,753       111,542
  Interest expense                                (431,019)           (581,360)          (834,949)          (907,693)  (11,288,094)
  Minority interest                                      0                   0                  0                  0        62,500
                                          -----------------  -----------------   -----------------  -----------------  -----------
Net loss                                $         (846,360)$          (932,226)$       (1,645,626) $      (1,624,589)$ (41,131,025)
                                          =================  =================   =================  =================  ============

Weighted-average shares outstanding          2,534,887,668      17,975,000,642     55,150,934,791     16,420,346,848

Net loss per share, basic and diluted                (0.00)              (0.00)             (0.00)             (0.00)

The accompanying notes are an integral part of these consolidated financial statements.

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
CONDENSED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
For the Cumulative Period from December 1, 1990 (Inception) Through March 31, 2008
                                                                                                Deficit
                                                                                               Accumulated     Total
                           Preferred Stock       Common Stock            Additional     Stock   During the Shareholders'
                           Class A and B         No Par Value            Paid in  Subscription Development    Equity
                             Shares      Value     Shares      Value     Capital   Receivable     Stage      (Deficit)
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




CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
For the Cumulative Period from December 1, 1990 (Inception) Through March 31, 2008



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




CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
For the Cumulative Period from December 1, 1990 (Inception) Through March 31, 2008



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




CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
For the Cumulative Period from December 1, 1990 (Inception) Through March 31, 2008



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




CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
For the Cumulative Period from December 1, 1990 (Inception) Through March 31, 2008


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

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
For the Cumulative Period from December 1, 1990 (Inception) Through March 31, 2008


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

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
For the Cumulative Period from December 1, 1990 (Inception) Through March 31, 2008


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


CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
For the Cumulative Period from December 1, 1990 (Inception) Through March 31, 2008


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



CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
For the Cumulative Period from December 1, 1990 (Inception) Through March 31, 2008
                                                                                                    Deficit
                                                                                                  Accumulated       Total
                                  Preferred Stock       Common Stock        Additional   Stock     During the  Shareholders'
                                     Class A            No Par Value         Paid-in   Subscript. Development      Equity
                                  Shares    Value     Shares       Value     Capital   Receivable    Stage        (Deficit)
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


CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
For the Cumulative Period from December 1, 1990 (Inception) Through March 31, 2008

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


CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
For the Cumulative Period from December 1, 1990 (Inception) Through March 31, 2008
                                                                                                   Deficit
                                                                                                 Accumulated   Total
                                  Preferred Stock         Common Stock     Additional   Stock    During the Shareholders'
                                     Class A              No Par Value      Paid-in   Subscript.  Development  Equity
                                 Shares    Value       Shares      Value    Capital   Receivable    Stage     (Deficit)
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


CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
For the Cumulative Period from December 1, 1990 (Inception) Through March 31, 2008

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


CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
For the Cumulative Period from December 1, 1990 (Inception) Through March 31, 2008

                                                                                                         Deficit
                                                                                                        Accumulated       Total
                                  Preferred Stock           Common Stock         Additional   Stock     During the   Shareholders'
                                     Class A                No Par Value          Paid-in   Subscript.  Development      Equity
                                  Shares    Value       Shares         Value      Capital   Receivable    Stage        (Deficit)
                                --------  --------  ------------   ----------    ---------  ---------- ------------  ------------
Shares issued in exchange for:
Cash, October through March 2008
  with prices ranging from
  $0.00005 to $0.00050 per  share      0  $     0  1,000,000,000     $ 60,000   $        0      $    0  $          0 $     60,000
Services, November 2007, valued
  at $0.0003 per share                 0        0     25,000,000        2,500            0           0             0        2,500
Issuance o 16,000,000 warrants
  October 2007 through March,
  2008, at an exercise price of
  $0.0009 per share, in conjunction
  With $415,000 principal value of 6%
  convertible debt                    0         0              0            0          568           0             0          568
 Conversion of $220,838 principal
  value of 8% and 12% convertible
  debt, $331,256 of derivative
  conversion option, along with
  $45,383 accrued interest            0         0  4,617,724 444      597,475            0          0             0       597,475

Net loss for the year                 0         0              0            0            0          0    (1,645,626)   (1,645,626)
                               --------- --------- --------------  ----------    ---------     -------   -----------   -----------
Balance, March 31,  2008        215,865 $ 215,865 28,820,358,267  $30,198,396  $ 1,473,082   $      0  $(41,131,025) $ (9,221,182)
                               ========= ========= ==============  ==========    =========     =======   ===========   ===========

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended March 31, 2008 and 2007
And the Cumulative Period
From December 31, 1990 (Inception) Through March 31, 2008

                                                                                   Dec. 1, 1990
                                                                                    (Inception)
                                          6 Months Ended       6 Months Ended         Through
                                              March 31,           March 31,          March 31,
                                                2008                2007               2008
                                              Unaudited          Unaudited           Unaudited
                                          ---------------      ---------------      --------------
Cash flows from operating activities:
  Net loss                                $    (1,645,626)$        (1,624,589))$     (41,131,025)
    Adjustments to reconcile net (loss)
      to net cash used in (provided by)
      operating activities:
        Provision for bad debt write-offs               0                   0          1,422,401
        Depreciation and amortization
          Of property                              11,902              10,692          1,778,528
        Stock issued for services                   2,500              22,500          7,673,473
        Stock issued for interest                       0                   0            535,591
        Settled damages                                 0                   0            (25,000)
        Minority interest                               0                   0            (62,500)
        Write-off of deposits and
          Intangible assets                             0                   0          1,331,714
        Amortization of loan fees
          and note discounts                      375,414             501,491          5,340,931
        Mark-to-market of derivative
          conversion option                       370,146             175,548          3,762,403
        Forgiveness of debt                             0                   0           (504,462)
Changes in:
    Accounts/employee advances
      receivable                                 (102,555)                  0           (107,756)
    Prepaid expenses and deposits                  58,100              40,763            103,040
  Increase (decrease) in liabilities
    Accounts payable                               51,290             (46,233)         2,529,861
    Accrued compensation                          191,984              16,108          3,434,607
    Due to/from officers                               50                  42            631,348
    Accrued interest and other current
      liabilities                                 164,955             230,618          1,595,403
                                        -----------------    -----------------  -----------------
      Total adjustments                         1,123,786             984,289         29,439,582
                                        -----------------    -----------------  -----------------
Net cash used in
  operating activities                           (521,848)          (640,300)        (11,691,443)

The accompanying notes are an integral part of these condensed consolidated financial statements.


CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended March 31, 2008 and 2007
And the Cumulative Period
From December 31, 1990 (Inception) Through March 31, 2008

                                                                                   Dec. 1, 1990
                                                                                    (Inception)
                                           6 Months Ended      6 Months Ended         Through
                                              March 31,           March 31,          March 31,
                                                2008                2007               2008
                                              Unaudited          Unaudited           Unaudited
                                          ----------------    ----------------     --------------
Investing activities
  Increase in notes receivable            $              0    $              0 $       (1,322,500)
  Cost of license & technology                           0                   0            (94,057)
  Purchase of cds                                        0             333,119                  0
  Purchase of equipment                             (1,509)            (7,494)           (343,535)
                                          -----------------  -----------------   -----------------
Net cash provided by (used in)
  investing activities                              (1,509)            325,625         (1,760,092)

Cash flows from financing activities
  Common stock issuance                             60,000                   0          3,677,172
  Stock warrant issuance                               568                 548            206,702
  Preferred stock issuance                               0                   0             16,345
  Proceeds from stock purchase                           0                   0            281,250
  Loan fees from debt, other                             0             (20,000)          (599,555)
  Proceeds from debt, related                            0                   0            206,544
  Proceeds from debt, other                        414,816             349,806         10,277,681
  Payments on debt, related                              0                   0            (53,172)
  Payments on debt, other                                0                   0           (604,536)
  Decrease in stock
    subscription receivable                              0                   0             35,450
  Contributed capital                                    0                   0                515
                                          -----------------  -----------------   -----------------
Net cash provided by
  financing activities                             475,384             330,354         13,444,396
                                          -----------------  -----------------   -----------------
Net increase (decrease) in cash and
 cash equivalents                                  (47,973)             15,679           (  7,139)
Cash and cash equivalents at
  beginning of period                               40,834              19,936                  0
                                          -----------------  -----------------   -----------------
Cash and cash equivalents at end
  of period                              $          (7,139)  $          35,615    $      (  7,139)
                                            =================  =================   =================

The accompanying notes are an integral part of these condensed consolidated financial statements.


CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended March 31, 2008 and 2007
      And the Cumulative Period
From December 31, 1990 (Inception) Through March 31, 2008


                                                                                   Dec. 1, 1990
                                                                                    (Inception)
                                            6 Months Ended      6 Months Ended         Through
                                              March 31,           March 31,           March 31,
                                                2008                2007                2008
                                              Unaudited          Unaudited           Unaudited
                                            --------------      --------------     --------------
Supplemental disclosures of
  Cash flow information:

  Cash paid for interest                     $       3,422      $        3,634      $     709,719

  Cash paid for income Taxes                             0                   0             20,050

Non-cash investing and financing activities
  Common stock issued for
    Note receivable                                      0                   0            281,250
    Prepaid expenses                                     0                   0            264,748
    Property and equipment                               0                   0            130,931
    Licenses & technology                                0                   0          2,191,478
    Acquisition of remaining
     minority interest in subsidiary                     0                   0             59,247
    Repayment of debt                              552,093             277,500         14,590,223
    Accrued services & interest                      2,500               6,408          5,778,511
    Preferred stock issued for
    Services                                                                 0             75,845
    Repayment of debt                                    0                   0            119,520
  Preferred stock options issued for
    repayment of debt                                    0                   0            100,000

  Re-characterize beneficial
    conversion option as debt                            0                   0            881,550

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008

Note 1.         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements contained in the Company's Annual Report on Form 10-KSB for the year ended September 30, 2007. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for the fair presentation have been included. The results for the six months ended March 31, 2008 do not necessarily indicate the results that may be expected for the full year.

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

As of March 31, 2008, the Company had 28,820,358,267 shares of common stock outstanding. If all of the Company's unexpired warrants and options were exercised, and all the principal value and accrued interest on its outstanding convertible debentures were converted, the Company's incremental common shares (not included in the denominator of diluted loss per share because of their anti-dilutive nature) would be as follows:

Class B preferred stock options                   10,000,000
Convertible note holder - common stock warrants   57,620,000
                                              --------------
Subtotal                                          67,620,000

Accrued officer compensation ($520,000),
convertible into common stock                    616,823,358

Convertible note holder principal value
($3,072,634), accrued interest ($447,842)
assumed converted into common stock at
$0.000035 per share                          100,585,028,571
                                             ---------------
Total potential common stock equivalents     101,269,471,929
Reclassifications

Certain prior period amounts have been reclassified to conform to the current year's presentation.

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008

NOTE 2. GOING CONCERN UNCERTAINTY

As of March 31, 2008, the Company had a deficiency in working capital of approximately $7,000,000 and had incurred cumulative net losses since inception of approximately $41,100,000, which raise substantial doubt about the Company's ability to continue as a going concern.

Management's plans for correcting these deficiencies include the future sales and licensing of the Company's products and technologies, the raising of capital through the issuance of additional convertible debt securities and sales of common stock, which are expected to help provide the Company with the liquidity necessary to meet operating expenses. An investor group had previously advanced the Company an aggregate amount of $6,335,000 through eighteen similar funding tranches occurring in April 2002 through March 31, 2008. During the year ended September 30, 2007, the same investor group advanced the Company an additional $1,250,000. The Company received $250,000 in February 2007, $100,000 in march 2007, $100,000 in April 2007, $100,000 in May 2007, $100,000 in June 2007,
$100,000 in July 2007, $100,000 In August 2007, $100,000 in September 2007,
$100,000 in October 2007, $100,000 in November 2007, $100,000 in December 2007,
and $115,000 in March 2008, including certain fees payable, in connection with this additional financing. Over the longer term, the Company plans to achieve profitability through its operations from the sale and licensing of its H-Net(TM) automatic meter-reading system. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of the recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

NOTE 3.   PREPAID EXPENSES

The Company has accrued a prepaid expense of $80,000 as a staying bonus for its Chief Executive Officer as per his employment contract (see NOTE 5). The staying bonus was amortized over the calendar year 2007. The unamortized balance at March 31, 2008 was $0.

At March 31, 2008, the balance in prepaid expenses totaled $ 25,253. Included in prepaid expenses is $20,000 in an escrow account designated for key man life insurance, a retainer for a law firm amounting to $2,002 and $3,251 in prepaid taxes.

The company has paid a security deposit of $4,698 under its existing lease agreement For office space in Valencia, California (see Note 10).

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS March 31, 2008

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

During the six months ended March 31, 2008, the Company received an aggregate of $415,000 from the same accredited investor group in exchange for 6% convertible debentures maturing February 13, 2010, and March 28, 2011, convertible at the lesser of $0.005 per share and 40% of the average of the lowest three intra-day trading prices of a share of common stock during the 20 trading days immediately preceding conversion. These convertible debentures were accompanied by an aggregate of 16,000,000 common stock warrants, exercisable over a seven-year period at a exercise price of $0.0009 per share. Loan fees associated with these loans amounted to $25,000.

Total amortization of all loan fees during the six months ended March 31, 2008 amounted to $6,689, leaving an unamortized loan fee balance at March 31, 2008 of $23,703.

NOTE 5.    DUE TO/FROM OFFICERS

The aggregate amount due officers at March 31, 2008 was $587 and interest expense on the officer loans amounted to $51 for the six months ended March 31, 2008.

As of March 31, 2008, the Company owed its officers and former officers $2,262,599 in accrued compensation. Of this amount, $520,000 was attributable to aggregate staying bonuses payable to the President and former Chief Financial Officer, Secretary and Treasurer of the Company as of January 31, 2006. An additional $80,000 payable to the President on January 1, 2007 was amortized over the 2007 calendar year. The staying bonuses are to be compensated for with the Company's common stock, valued at the average bid and ask price for the stock for the 30 days prior to each respective year-end issuance date. The total common stock to be issued as staying bonuses amounted to 616,823,358 at September 30, 2007, including 289,156,628 shares to pay the Chief Executive Officer's January 1, 2006 staying bonus.

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008

NOTE 6.    CONVERTIBLE DEBENTURES

Convertible debentures at March 31, 2008, including convertible debentures previously entirely converted to equity, secured by substantially all the assets of the Company, consisted of the following:

                       Original      Net         Remaining      Accrued        Unexpired
                      Principal   Proceeds to   Principal       (Unpaid)        Warrants
Issuance Date          Amount     Company(1)     Amount         Interest(2)     Issued
-------------       ------------ ------------  ------------  -------------   ------------

March 29, 2002     $    300,000  $    225,000   $    --         $   --              --
May 10, 2002            150,000       129,000        --             --              --
June 17, 2002           300,000       238,000        --             --              --
November 27, 2002       200,000       144,000        --             --          1,000,000
March 3, 2003           150,000       100,000        --           27,720          750,000
May 12, 2003            150,000       100,000        --           36,000          750,000
November 25, 2003       100,000        76,000        --           24,000          500,000
December 3, 2003         50,000        31,000        --           12,000          250,000
December 31, 2003        50,000        44,000        --           12,000          250,000
February 18, 2004        50,000        35,000        --           12,000          250,000
March 4, 2004           250,000       203,000        --           59,048        1,250,000
April 19, 2004          250,000       165,000        --              --           750,000
June 30, 2004           625,000       452,000        --              --         1,875,000
September 9, 2004       625,000       482,000        --              --         1,875,000
March 17, 2005        1,400,000     1,148,000       752,645      112,408        2,800,000
March 8, 2006         1,270,000     1,180,000       954,989      100,951       20,320,000
February 13, 2007     1,250,000     1,230,000     1,250,000       57,625       25,000,000
March 28, 2008          115,000        95,000       115,000          101       10,000,000
                     ----------   -----------   -----------   ----------     ------------
Total              $  7,285,000  $  6,077,000  $  3,072,634  $   513,853       67,620,000
                     ==========   ===========   ===========   ==========     ============

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008

NOTE 6.    CONVERTIBLE DEBENTURES (continued)

Subtotal - convertible debentures                              $  3,586,487
    Less reclassified accrued interest                             (447,842)
    Less prepaid interest offset                                   ( 66,011)
                                                               ------------
    Subtotal principal value                                      3,072,634
    Derivative conversion option - 150 percent of principal       4,608,952
    Less unamortized note discount                               (1,383,601)
                                                                -----------
Net carrying value -  convertible debentures                   $  6,297,985

      Convertible note payable to Laurus Master Fund, Ltd.,
      unsecured, with interest payable at an annual rate
      of 8%, conversion premium of 25% based on current
      market price of the Company's common stock (as defined),
      initially due October 12, 2001 and extended to
      December 1, 2001.  Currently in default.                        9,823
                                                                -----------
     Total - convertible debentures and notes                   $ 6,307,808

        Current portion                                           2,028,909

                                                                -----------
        Long-term portion                                       $ 4,393,899
                                                                ===========

As of March 31, 2008, five-year maturities of the notes payable, including convertible debentures are as follows:

                                                  Derivative   Unamortized Subsequent
                                                   Conversion       Note   Conversion   Total
                                      Principal      Option       Discount to Equity     Due
                                      ----------  ----------   ----------   --------   ----------
Year ended March  31, 2009              817,457    1,211,452            0      0    2,028,909

Year ended March  31, 2010              900,000    1,350,000     (370,869)     0    1,879,131

Year ended March  31, 2011            1,365,000    2,047,500   (1,012,732)     0    2,399,768

Subsequent conversions to equity              0            0            0      0            0
                                     ----------   ----------   ----------   ------ ----------
Total notes payable                 $ 3,082,457  $ 4,608,952   (1,383,601) $   0  $ 6,307,808
                                     ==========   ==========   ==========   ======  =========

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008

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

The cumulative history of the Company's convertible debt-related transactions with the above accredited investor group is summarized as follows:

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008

NOTE 7. SECURED CONVERTIBLE DEBENTURES - ASSOCIATED
DERIVATIVE CONVERSION OPTION AND CONVERTIBLE DEBT DISCOUNT (continued)

                                                    Net           Net
                                   Derivative    Convertible      Debt
                      Principal    Conversion        Debt       Carrying      Warrants
Period/Transaction     Amount         Option       Discount      Amount      Outstanding
------------------   ----------    ----------     ----------   ---------    -----------
  Issuances          $  750,000     $      --     $ (750,000)   $  --         3,750,000
  Amortization           --                --        279,115     279,115         --
  Conversions          (93,130)            --         69,233     (23,897)        --
                     ----------    ----------    -----------   ---------    -----------
Balance,
September 30, 2002     656,870             --       (401,652)    255,218      3,750,000
  Issuances            500,000             --       (500,000)      --         2,500,000
  Amortization            --               --        653,720     653,720         --
  Conversions         (193,665)            --         52,340    (141,325)        --
                     ----------    ----------     ----------   ---------    -----------
Balance,
September 30, 2003     963,205             --       (195,592)    767,613      6,250,000
  Re-characterize
  Equity as Debt          --          881,550           --       881,550         --
  Bump-up Due to
  Mark-to-Market          --          563,257           --       563,257         --
  Issuances          2,000,000      3,000,000     (2,000,000)  3,000,000      7,000,000
  Amortization            --               --        673,705     673,705         --
  Conversions         (218,115)      (327,172)        28,571    (516,716)        --
                     ----------    ----------    -----------   ---------    -----------
Balance,
September 30, 2004   2,745,090      4,117,635    (1,493,316)   5,369,409     13,250,000
  Issuances          1,400,000      2,100,000    (1,400,000)   2,100,000      2,800,000
  Expirations             --              --            --         --        (3,750,000)
  Amortization            --              --         693,992     693,992         --
  Conversions       (2,529,378)    (3,794,067)       973,565  (5,349,880)        --
                     ----------    ----------    -----------   ---------    -----------
Balance,
September 30, 2005   1,615,712      2,423,568     (1,225,759   2,813,521     12,300,000
  Issuances          1,270,000      1,905,000     (1,270,000)  1,905,000     20,320,000
  Amortization            --              --         715,748     715,748         --
  Conversions         (547,376)     (821,065)        243,177  (1,125,264)        --
                    ----------    ----------     -----------   ---------    -----------
Balance,
September 30, 2006   2,338,336     3,507,503      (1,536,834)  4,309,005     32,620,000
  Issuances            950,000     1,425,000        (950,000)  1,425,000     19,000,000
  Amortization            --              --       1,142,819   1,142,819         --
  Conversions         (409,864)     (614,795)            -    (1,024,659)        --
                     ----------   ----------     -----------   ---------    -----------
Balance,
September 30, 2007  $2,878,472    $4,317,708     $(1,344,015) $5,852,165     51,620,000
  Issuances            300,000       450,000        (300,000)    450,000      6,000,000
  Amortization            --              --         180,130     180,130         --
  Conversions         (148,338)     (222,506)            -      (370,844)        --
                     ----------   ----------     -----------   ---------    -----------
Balance,
December 31, 2007   $3,030,134    $4,545,202     $(1,463,885) $6,111,451     57,620,000
  Issuances            115,000       172,500        (115,000)    172,500     10,000,000
  Amortization            --              --         195,284     195,284         --
  Conversions          (72,500)     (108,750)            -      (181,250)        --
                     ----------   ----------     -----------   ---------    -----------
Balance,
March 31, 2008      $3,072,634    $4,608,952     $(1,383,601) $6,297,985     67,620,000
                    ==========     =========     ===========   =========     ==========

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008


NOTE 8.  SHAREHOLDERS' DEFICIT

The Company's authorized capital stock consists of 50,000,000,000 shares of common stock, no par value per share and 50,000,000 shares of preferred stock, $1.00 par value per share. On June 28, 2006, the shareholders of the company approved an increase in the amount of authorized shares of common stock from 15,000,000,000 to 50,000,000,000. Of the 50,000,000 authorized shares of preferred stock, 1,000,000 shares have been designated as Class A Preferred Stock and 1,000,000 shares have been designated as Class B Preferred Stock, and the remaining 48,000,000 shares are undesignated. As of March 31, 2008, there were 28,820,358,267 shares of the Company's common stock outstanding held by approximately 700 holders of record and 215,865 shares of the Company's Class A Preferred Stock outstanding held by one holder of record and no shares of Class B Preferred Stock outstanding.

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

During October 2007 through March 31, 2008, the Company issued 4,617,724,446 shares of common stock in connection with the conversion of $220,838 of principal, $381,256 of derivative conversion option and $45,383 of accrued interest, for a total conversion amount of $552,093 of the Company's convertible debentures.

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

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008

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

The Company adopted SFAS 123R using the modified prospective transition method, which provides for certain changes to the method for valuing share-based compensation. The valuation provisions in SFAS 123R apply to new awards and to awards that are outstanding at the effective date and subsequently modified or cancelled. Estimated compensation expense for awards outstanding at the effective date will be recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under SFAS Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). In accordance with the modified prospective transition method, the Company's consolidated financial statements for prior periods were not restated to reflect, and do not include, the effect of SFAS 123R.

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

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008

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

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development
Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS December 31, 2007

NOTE 9.        STOCK OPTIONS AND WARRANTS (continued)

In March through July 2006, 20,320,000 five-year common stock warrants were issued to an accredited investor group in connection with a $1,270,000 6% convertible debenture financing arrangement (see Note 6 above). The allocated cost of these warrants amounted to $4,551, resulting in a recorded balance of stock options and warrants exercisable at both September 30, 2006 of 1,471,265 (including $100,000 attributable to 1,000,000 Class B preferred stock options noted above).

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

In January through March 2008, 10,000,000 seven-year common stock warrants were issued to an accredited investor group in connection with a $115,000 6.5% convertible debenture financing arrangement (see Note 6 above). The allocated cost of these warrants amounted to $339, resulting in a recorded balance of stock options and warrants exercisable at both September 30, 2007 and March 31, 2008 of $1,473,082 (including $100,000 attributable to 1,000,000 Class B preferred stock options noted above).

The common stock option and warrant activity during the six month periods ended March 31, 2008 and December 31, 2007 is summarized as follows:

                                         Common Stock   Weighted
                                            Options      Average
                                              and       Exercise
                                            Warrants      Price
                                          ----------    --------
Balance outstanding, October 1, 2007      51,620,000    $ 0.0019

  Granted                                 16,000,000      0.0009

  Expired                                        -           -
                                          ----------     -------
Balance outstanding, March 31, 2008       67,620,000    $ 0.0016

Balance outstanding, October 1, 2007      14,243,654   $  0.0056

  Granted                                        -           -

  Expired                                (1,943,654)      0.3800
                                          -----------    -------
Balance outstanding, March 31, 2008       12,300,000    $ 0.0050
                                          ==========     =======

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS March 31, 2008


The following table summarizes information about common stock options and warrants at March 31, 2008:

                                  Outstanding             Exercisable
                         Common    Weighted    Weighted      Common    Weighted
     Range of             Stock    Average      Average       Stock    Average
     Exercise           Options/     Life      Exercise     Options/   Exercise
      Prices            Warrants   (Months)     Price      Warrants    Price
  ---------------       ---------  -------     --------    ----------  --------
$ 0.0050 - $ 0.0050     1,000,000       20     $ 0.0050     1,000,000  $ 0.0050
$ 0.0050 - $ 0.0050       750,000       26     $ 0.0050       750,000  $ 0.0050
$ 0.0050 - $ 0.0050       750,000       28     $ 0.0050       750,000  $ 0.0050
$ 0.0050 - $ 0.0050       500,000       32     $ 0.0050       500,000  $ 0.0050
$ 0.0050 - $ 0.0050       250,000       32     $ 0.0050       250,000  $ 0.0050
$ 0.0050 - $ 0.0050       250,000       33     $ 0.0050       250,000  $ 0.0050
$ 0.0050 - $ 0.0050       250,000       35     $ 0.0050       250,000  $ 0.0050
$ 0.0050 - $ 0.0050     1,250,000       35     $ 0.0050     1,250,000  $ 0.0050
$ 0.0020 - $ 0.0020       750,000       37     $ 0.0020       750,000  $ 0.0020
$ 0.0020 - $ 0.0020     1,875,000       42     $ 0.0020     1,875,000  $ 0.0020
$ 0.0020 - $ 0.0020     1,875,000       44     $ 0.0020     1,875,000  $ 0.0020
$ 0.0039 - $ 0.0039       316,066       44     $ 0.0039       316,066  $ 0.0039
$ 0.0039 - $ 0.0039       217,466       24     $ 0.0039       217,466  $ 0.0039
$ 0.0039 - $ 0.0039     1,087,330       24     $ 0.0039     1,087,330  $ 0.0039
$ 0.0039 - $ 0.0039     1,179,138       24     $ 0.0039     1,179,138  $ 0.0039
$ 0.0009 - $ 0.0009     5,920,000       35     $ 0.0009     5,920,000  $ 0.0009
$ 0.0009 - $ 0.0009     1,600,000       35     $ 0.0009     1,600,000  $ 0.0009
$ 0.0009 - $ 0.0009     1,600,000       35     $ 0.0009     1,600,000  $ 0.0009
$ 0.0009 - $ 0.0009     1,600,000       35     $ 0.0009     1,600,000  $ 0.0009
$ 0.0009 - $ 0.0009     9,600,000       35     $ 0.0009     9,600,000  $ 0.0009
$ 0.0009 - $ 0.0009     5,000,000       70     $ 0.0009     5,000,000  $ 0.0009
$ 0.0009 - $ 0.0009     2,000,000       70     $ 0.0009     2,000,000  $ 0.0009
$ 0.0009 - $ 0.0009     2,000,000       70     $ 0.0009     2,000,000  $ 0.0009
$ 0.0009 - $ 0.0009     2,000,000       70     $ 0.0009     2,000,000  $ 0.0009
$ 0.0009 - $ 0.0009     2,000,000       70     $ 0.0009     2,000,000  $ 0.0009
$ 0.0009 - $ 0.0009     2,000,000       70     $ 0.0009     2,000,000  $ 0.0009
$ 0.0009 - $ 0.0009     2,000,000       70     $ 0.0009     2,000,000  $ 0.0009
$ 0.0009 - $ 0.0009     2,000,000       70     $ 0.0009     2,000,000  $ 0.0009
$ 0.0009 - $ 0.0009     2,000,000       70     $ 0.0009     2,000,000  $ 0.0009
$ 0.0009 - $ 0.0009     2,000,000       70     $ 0.0009     2,000,000  $ 0.0009
$ 0.0009 - $ 0.0009     2,000,000       70     $ 0.0009     2,000,000  $ 0.0009
$ 0.0009 - $ 0.0009    10,000,000       70     $ 0.0009    10,000,000  $ 0.0009
-------------------    ----------       --     --------    ----------  --------
$ 0.0009 - $ 0.0050    67,620,000       38     $ 0.0016    67,620,000  $ 0.0016
 ==================    ==========       ==     ========    ==========  ========

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008

NOTE 10.    INCOME TAXES

Deferred income taxes consisted of the following at March 31, 2008:

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

As of March 31, 2008, the Company has approximately $33,300,000 in federal and $21,600,000 in California net operating loss carryforwards. The federal net operating loss carryforwards expire as follows: $2,700,000 in the year 2012, $5,300,000 in 2018, $1,200,000 in 2019, $3,500,000 in 2020, $2,300,000 in 2021,
$2,200,000 in 2022, $2,100,000 in 2023, $4,200,000 in 2024 $3,100,000 in 2025,
$3,000,000 in 2026, and $3,700,000 in 2027. The California net operating loss carryforwards expire as follows: $3,300,000 in 2013, $8,500,000 in 2014, $3,100,000 in 2015, $3,000,000 in 2016, and $3,700,000 in 2017.

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

        Our continued operations are dependent on securing additional sources of liquidity through debt and/or equity financing. We have received only minimal funding during the first quarter of 2008 and through the filing of this report and we are in immediate need of additional financing. If we are unable to obtain funding soon, we will be unable to continue our operations and our development of our H-NET(TM) system.

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

Going Concern Assumption

        We have based our financial statements on the assumption of our operations continuing as a going concern. As a result, we continue to depreciate fixed assets and show certain debts as long-term. As of March 31, 2008, we had a deficiency in working capital of approximately $4.7 million and had an accumulated deficit of approximately $40.3 million, which raise substantial doubt about our ability to continue as a going concern. Our plans for correcting these deficiencies include the future sales and licensing of our products and technologies and the raising of capital through the issuance of common stock, which are expected to help provide us with the liquidity necessary to meet operating expenses. Over the longer-term, we plan to achieve profitability through our operations from the sale and licensing of our H-NET
(TM) automatic meter-reading system. Our consolidated financial statements do not include any adjustments relating to the recoverability and classification of the recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue our existence.

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

Results of Operations

        Comparison of Results of Operations for the Three Months Ended March 31, 2008 and 2007

        We did not generate any revenues for the three months ended March 31, 2008 and 2007. Cost of prototypes and samples for the three months ended March 31, 2008 was $32,000 as compared to $18,000 for the same period in 2007, representing an increase of $19,000, or 105%. This increase in cost of prototypes and samples was primarily due to a increase in production of models and prototypes of our H-Net(TM) products used for sales and marketing purposes.

        General and administrative expenses increased by $45,000, or 13%, to $318,000 for the three months ended March 31, 2008 as compared to $337,000 for the same period in 2007. This increase was primarily due to additional testing of H-Net.

        Interest expense decreased by $150,000, or 26%, to $431,000 during the three months ended March 31, 2008 as compared to $581,000 for the same period in 2007. This decrease in interest expense was primarily due to a decrease in net borrowings outstanding under our convertible debentures and other debt during the three months ended March 31, 2008 as compared to the same period in 2007, resulting in a corresponding decrease in amortization of convertible debt discount on these debentures.

        Net loss for the three months ended March 31, 2008 decreased by $86,000, or 9%, to $846,000 as compared to a net loss of $932,000 for the same period in 2007. The decrease in net loss primarily resulted from the decreases in general and administrative expenses and interest expense, as discussed above.

        Comparison of Results of Operations for the Six Months Ended March 31, 2008 and 2007

        We did not generate any revenues for the six months ended March 31, 2008 and 2007. Cost of prototypes and samples for the six months ended March 31, 2008 was $12,000 as compared to $30,000 for the same period in 2007, representing a decrease of $18,000, or 61%. This decrease in cost of prototypes and samples was primarily due to a decrease in production of models and prototypes of our H-Net(TM) products used for sales and marketing purposes.

        General and administrative expenses increased by $45,000, or 13%, to $384,000 for the six months ended March 31, 2008 as compared to $326,000 for the same period in 2007. This increase was primarily due to additional H-Net testing.

        Interest expense increased by $78,000, or 23%, to $404,000 during the six months ended March 31, 2008 as compared to $326,000 for the same period in 2007. This increase in interest expense was primarily due to an increase in net borrowings outstanding under our convertible debentures and other debt during the six months ended March 31, 2008 as compared to the same period in 2007, resulting in a corresponding increase in amortization of convertible debt discount on these debentures.

        Net loss for the six months ended March 31, 2008 increased by $107,000, or 33%, to $404,000 as compared to a net loss of $326,000 for the same period in 2007. The increase in net loss primarily resulted from the increases in general and administrative expenses and interest expense, as discussed above.

Liquidity and Capital Resources

        Our continued operations are dependent on securing additional sources of liquidity through debt and/or equity financing. We have received only minimal funding during the first quarter of 2008 and through the filing of this report and we are in immediate need of additional financing. If we are unable to obtain funding soon, we will be unable to continue our operations and our development of our H-NET(TM) system.

        During the six months ended March 31, 2008, we financed our operations solely through private placements of securities. We are actively pursuing sales of our H-Net(TM) systems with meter manufacturers and other companies in the energy industry. However, we have not yet sold any H-Net(TM) systems. We have a history of only inconsequential revenues and have incurred significant losses since the beginning of the development of our H-Net(TM) system. We have significant accumulated and working capital deficits. As a result of our financial condition, our independent auditors have issued a report questioning our ability to continue as a going concern. Our consolidated financial statements as of March 31, 2008 and for the years ended September 30, 2007 and 2006 have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

        As of March 31, 2008, we had a working capital deficit of approximately $4.7 million and an accumulated deficit of approximately $40.3 million. As of that date, we had approximately $23,000 in cash and cash equivalents. We had accounts payable and accrued compensation expenses of approximately $2.2 million. We had other current liabilities, including amounts due to officers, accrued interest and current portion of convertible debentures of approximately $2.5 million, including debts incurred prior to the beginning of fiscal year 2007. To the extent convertible debentures or promissory notes that we have issued are converted into shares of common stock, we will not be obligated to repay the converted amounts.

        Cash used in our operating activities totaled $331,000 for the six months ended March 31, 2008 as compared to $316,000 for the six months ended March 31, 2007. Cash used in our investing activities totaled $1,500 for the six months ended March 31, 2008 as compared to cash provided by our investing activities of $317,000 for the six months ended March 31, 2007. Cash provided by our financing activities totaled $300,000 for the six months ended March 31, 2008 as compared to almost no cash provided by our financing activities for the six months ended March 31, 2007. We raised all of the cash provided by our financing activities during the six months ended March 31, 2008 from the issuance of common stock, convertible notes and warrants.

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

        As of May 19, 2008, we were in default under our obligations to register for resale shares of our common stock underlying certain of our outstanding convertible debentures and notes due to our failure to timely register for resale a sufficient number of shares of our common stock upon conversion of those convertible debentures and notes. Our registration obligations require us to register for resale 200% of all registrable securities, which are largely comprised of the shares of common stock issuable upon conversion or exercise of our outstanding convertible debentures, notes and warrants. We have historically been unable to register for resale the full required amounts of shares of common stock due in part to limitations in our available authorized capital. As we have increased our authorized capital from time to time, we have often been reluctant to utilize all or nearly all available authorized capital to satisfy our registration obligations. This reluctance arises from our need to maintain available authorized capital for other potential financing transactions that we may need to conduct to fund our research and development and otherwise maintain sufficient capital resources to fund our operations. In addition, because the number of registrable securities is calculated based on a discount to the prevailing market price of our common stock, and market prices for our common stock have generally declined throughout the duration of our convertible debenture and note financings, the number of registrable securities has substantially increased. Accordingly, although we may have been in compliance initially, the decline in market prices for our common stock has caused us to fall out of compliance with our registration obligations.

        As of May 19, 2008, we were also in default under our obligations to make interest payments under nearly all of our outstanding convertible debentures and notes due to our lack of liquidity to fund those interest payments. Although we received substantial cash investments in connection with our convertible debenture and note financing transactions, we have been reluctant to make quarterly cash interest payments to our investors. This reluctance arises from our need to maintain sufficient capital resources to fund our research and development and our operations. However, on various occasions, we have prepaid certain interest amounts in connection with convertible debenture and note financing transactions. In these instances, we were able to at least temporarily, and on occasion fully, comply with our interest payment obligations until the convertible debentures or notes were fully converted into shares of our common stock. In our most recent March 2008, February 2007 and March 2006 convertible note financing transactions, we did not prepay any interest amounts and we expect to continue indefinitely to be in default of our obligations to make quarterly interest payments under those convertible notes as well as numerous other convertible debentures and notes outstanding from prior financing transactions.

        As of May 19, 2008, we owed principal and unpaid interest on our convertible debentures and notes in an aggregate amount of approximately $3.5 million, net of approximately $103,000 of prepaid interest, all of which we believe would be immediately due and payable upon demand by the holders of our secured convertible debentures and notes.

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

        As of May 19, 2008, we had issued the following secured convertible debentures and notes, which provide for interest at the rate of 12% per annum, except for the notes issued in March 2005 and March 2008, which provide for interest at the rate of 8% per annum, and the notes issued in March 2006 and February 2007, which provide for interest at the rate of 6% per annum, and warrants to purchase common stock to various accredited inventors in connection with debenture and note offering transactions:

                                                                                       Unexpired
                        Original          Net          Remaining     Accrued and       Warrants
                        Principal      Proceeds to      Principal       Unpaid         Issued in
Issuance Date          Amount($)(1)  ConectiSys($)(2)   Amount($)    Interest($)(2)   Offering(#)
---------------        ------------- ----------------- -----------  ----------------  -----------
November 27, 2002     $ 200,000      $     144,000      $   -       $     -             1,000,000
March 3, 2003           150,000            100,000          -           27,720            750,000
May 12, 2003            150,000            100,000          -           36,000            750,000
November 25, 2003       100,000             76,000          -           24,000            500,000
December 3, 2003         50,000             31,000          -           12,000            250,000
December 31, 2003        50,000             44,000          -           12,000            250,000
February 18, 2004        50,000             35,000          -           12,000            250,000
March 4, 2004           250,000            203,000          -           59,048          1,250,000
April 19, 2004          250,000            165,000          -             -               750,000
June 30, 2004           625,000            452,000          -             -             1,875,000
September 9, 2004       625,000            482,000          -             -             1,875,000
March 17, 2005        1,400,000          1,148,000         752,645     216,496          2,800,000
March 8, 2006         1,270,000          1,180,000         954,989     108,015         20,320,000
February 13, 2007     1,250,000          1,145,000       1,250,000      66,871         25,000,000
March 28, 2008          115,000             95,000         115,000       1,235         10,000,000
                      ------------   -------------      -----------   ---------        -----------
        Total:       $6,535,000      $   5,400,000      $3,072,634    $ 575,482        67,620,000
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

        (2) Amounts are approximate and represent accrued (and unpaid) interest outstanding as of May 19, 2008. The total amount of accrued and unpaid interest does not account for approximately
                $103,000 of outstanding pre-paid interest.

        Each of the above outstanding secured convertible debentures or notes, except for the convertible notes issued in March 2005 and 2006, February 2007 and March 2008, are due one year following their respective issuance dates. The convertible notes issued in March 2005 are due two years following their issuance dates. The convertible notes issued in March 2006, February 2007 and March 2008 are due three years following their issuance dates. The conversion price of our secured convertible debentures is the lower of 35% of the average of the three lowest intra- day trading prices of a share of our common stock on the OTC Bulletin Board during the twenty trading days immediately preceding the conversion date, and either (a) $.06 for the June 2002 convertible debentures,
(b) $.01 for the November 2002, March and May 2003 convertible debentures, (c) $.005 for the November and December 2003 and the February, March, April, June and September 2004 convertible debentures and the March 2005 convertible notes, or (d) $.03 for the March 2006, February 2007 and March 2008 convertible notes. As of May 19, 2008, the applicable conversion price was approximately $0.000035 per share.

        As indicated above, our consolidated financial statements as of March 31, 2008 and for the years ended September 30, 2007 and 2006 have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As discussed in this report and in the notes to our consolidated financial statements included in this report, we have suffered recurring losses from operations and at March 31, 2008 had substantial net capital and working capital deficiencies. These factors, among others, raised substantial doubt about our ability to continue as a going concern and led our independent registered public accounting firm to modify its unqualified report to include an explanatory paragraph related to our ability to continue as a going concern. The consolidated financial statements included in this document do not include any adjustments that might result from the outcome of this uncertainty.

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

Effect of Inflation

        Inflation did not have any significant effect on our operations during the three or six months ended March 31, 2008. Further, inflation is not expected to have any significant effect on our future operations.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES.

        Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) has concluded, based on his evaluation as of March 31, 2008 (the "Evaluation Date"), that the design and operation of our "disclosure controls and procedures" (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act")) are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated, recorded, processed, summarized and reported to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding whether or not disclosure is required.

        There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 4T.  CONTROLS AND PROCEDURES.

        Not applicable.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

        None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

        In January 2008, we issued an aggregate of 527,835,615 shares of common stock to four accredited investors upon conversion of an aggregate of $26,391.78 in principal and related interest on our convertible debentures.

        In February 2008, we issued an aggregate of 1,007,052,053 shares of common stock to four accredited investors upon conversion of an aggregate of $50,352.60 in principal and related interest on our convertible debentures.

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

        As of May 19, 2008, we were in default under our obligations to register for resale shares of our common stock underlying certain of our outstanding convertible debentures and notes due to our failure to timely register for resale a sufficient number of shares of our common stock upon conversion of those convertible debentures and notes. Our registration obligations require us to register for resale 200% of all registrable securities, which are largely comprised of the shares of common stock issuable upon conversion or exercise of our outstanding convertible debentures, notes and warrants. We have historically been unable to register for resale the full required amounts of shares of common stock due in part to limitations in our available authorized capital. As we have increased our authorized capital from time to time, we have often been reluctant to utilize all or nearly all available authorized capital to satisfy our registration obligations. This reluctance arises from our need to maintain available authorized capital for other potential financing transactions that we may need to conduct to fund our research and development and otherwise maintain sufficient capital resources to fund our operations. In addition, because the number of registrable securities is calculated based on a discount to the prevailing market price of our common stock, and market prices for our common stock have generally declined throughout the duration of our convertible debenture and note financings, the number of registrable securities has substantially increased. Accordingly, although we may have been in compliance initially, the decline in market prices for our common stock has caused us to fall out of compliance with our registration obligations.

        As of May 19, 2008, we were also in default under our obligations to make interest payments under nearly all of our outstanding convertible debentures and notes due to our lack of liquidity to fund those interest payments. Although we received substantial cash investments in connection with our convertible debenture and note financing transactions, we have been reluctant to make quarterly cash interest payments to our investors. This reluctance arises from our need to maintain sufficient capital resources to fund our research and development and our operations. However, on various occasions, we have prepaid certain interest amounts in connection with convertible debenture and note financing transactions. In these instances, we were able to at least temporarily, and on occasion fully, comply with our interest payment obligations until the convertible debentures or notes were fully converted into shares of our common stock. In our most recent March 2008, February 2007 and March 2006 convertible note financing transactions, we did not prepay any interest amounts and we expect to continue indefinitely to be in default of our obligations to make quarterly interest payments under those convertible notes as well as numerous other convertible debentures and notes outstanding from prior financing transactions.

        As of May 19, 2008, we owed principal and unpaid interest on our convertible debentures and notes in an aggregate amount of approximately $3.5 million, net of approximately $103,000 of prepaid interest, all of which we believe would be immediately due and payable upon demand by the holders of our secured convertible debentures and notes.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS.

Exhibits

Exhibit No.     Description
-------------   -----------
        10.1    Securities Purchase Agreement dated as of March 28, 2008 by and between the Registrant and the purchasers named therein (**)

        10.2    Form of Callable Secured Convertible Note due March 28, 2011
                (**)

        10.3    Form of Stock Purchase Warrant dated as of March 28, 2008 (**)

        10.4 Registration Rights Agreement dated as of March 28, 2008 by and between the Registrant and the investors named therein (**)

        10.5 Security Agreement dated as of March 28, 2008 between the Registrant and the secured parties named therein (**)

        10.6 Intellectual Property Security Agreement dated as of March 28, 2008 between the Registrant and the secured parties named therein (**)

        10.7    Letter Agreement dated March 28, 2008 (**)


        31.1 Certification Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)

        31.2 Certification Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)

        32.1    Certification of Chief Executive Officer and Chief Financial
                Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant
                to Section 906 of the Sarbanes-Oxley Act of 2002 (*)
        __________
        (*)     Filed herewith.
        (**)    Filed as an exhibit to the Registrant's Current Report on Form
                8-K for April 9, 2008 filed with the Securities and Exchange
                Commission on April 10, 2008.

                                       SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            CONECTISYS CORPORATION


Date:  May 19, 2008                         By:  /s/ ROBERT A. SPIGNO
                                               -----------------------
                                               Robert A. Spigno,
                                               Chairman of the Board, President,
                                               Chief Executive Officer and Chief
                                               Financial Officer (principal
                                               executive officer and principal
                                               financial and accounting officer)

                     EXHIBITS FILED WITH THIS REPORT ON FORM 10-Q

Exhibit No.     Description
------------    -----------
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