Form 10-Q/A
period 2008-06-30
CONECTISYS CORP
filed 2008-09-15
CIK 790273

<pre>
                                     UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                    FORM 10-Q/A

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

--------------------------------------------------------------------------------

                         PART I - FINANCIAL INFORMATION
                                                                            Page
                                                                            ----
Item 1.  Financial Statements.

Condensed Consolidated Balance Sheets as of June 30, 2008 (unaudited)and
        September 30, 2007 (audited)........................................F-1

Condensed Consolidated Statements of Operations for the Three and Nine
     Months Ended June 30, 2008 (unaudited) and 2007 (unaudited)
     and the Cumulative Period From December 1, 1990 (Inception)
     Through June 30, 2008 (unaudited)......................................F-3

Condensed Consolidated Statements of Changes in Shareholders'
     Equity (Deficit) for the Cumulative Period From
     December 1, 1990 (Inception) Through June 30, 2008 (unaudited).........F-4

Condensed Consolidated Statements of Cash Flows for the Nine
     Months Ended June 30, 2008 (unaudited) and 2007 (unaudited) and the Cumulative Period From December 1, 1990 (Inception) Through
     June 30, 2008 (unaudited).............................................F-17

Notes to Condensed Consolidated Financial Statements (unaudited)...........F-20

Item 2.  Management's Discussion and Analysis or Plan of Operations...........2

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

Item 5.  Other Information...................................................12

Item 6.  Exhibits............................................................12

Signatures...................................................................13

Exhibits Filed with this Report on Form 10-Q



ITEM 1. FINANCIAL STATEMENTS.

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) CONDENSED CONSOLIDATED BALANCE SHEET June 30, 2008 and September 30, 2007

                                                                  June 30,    Sept. 30,
                                                                    2008         2007
                                                                 Unaudited     Audited
                                                            --------------     --------
Assets
Current assets
  Cash and cash equivalents                                 $          123      40,834
  Employee advance                                                  42,056       1,000
  Prepaid expenses                                                  23,251      87,553
                                                            --------------     --------
Total current assets                                                65,430     129,387

Property and equipment, net of accumulated
  depreciation of $394,919                                          82,729      98,183

Other assets
  Deposits                                                           4,698       4,698
  Loan fees, net of accumulated
    amortization of $512,056                                        19,724      25,392
                                                                ----------     -------
Total assets                                                $      172,581     257,660
                                                                ==========     =======


The accompanying notes are an integral part of these condensed consolidated financial statements.







CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEET June 30, 2008 and September 30, 2007

                                                                  June 30,         Sept. 30,
                                                                    2008             2007
                                                                 Unaudited          Audited
                                                            ------------------     ----------
LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities
  Accounts payable                                               $     238,727       208,538
  Accrued compensation                                               2,418,148     2,070,615
  Due to officers                                                       40,174           537
  Accrued interest payable                                             498,132       360,614
  Other current liabilities                                            144,677        14,352
  Notes payable and current portion of
    long-term debt                                                   2,029,107     2,072,303
                                                                 -------------     ---------
Total current liabilities                                            5,368,965     4,726,959

Long-term debt, net of current portion                               4,604,205     3,789,300

Commitments and contingencies                                                -             -


SHAREHOLDERS' DEFICIT
Preferred stock - Class A, $1.00 par value;
  1,000,000 shares authorized, 215,865 shares
  issued and outstanding                                               215,865       215,865
Convertible preferred stock - Class B, $1.00
  par value; 1,000,000 shares authorized,
  -0- shares issued and outstanding                                          0             -
Common stock - no par value; 50,000,000,000
  shares authorized, 28,820,358,267 and 23,177,633,821
  shares issued and outstanding respectfully                        30,198,397     29,538,421
Additional paid-in capital:
  Convertible preferred stock - Class B, $1.00 par
    value, 1,000,000 stock options exercisable                         100,000        100,000
  Common stock - no par value 67,620,000
   warrants exercisable                                              1,373,082      1,372,514

Accumulated deficit during development stage                       (41,687,933)   (39,485,399)
                                                                   ------------   ------------
Total shareholders' deficit                                         (9,800,589)    (8,258,599)
                                                                   ------------   ------------
Total liabilities and shareholders' deficit                        $    172,581        257,660
                                                                   ============   ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Nine Months Ended June 30, 2008 and 2007
And the Cumulative Period
From December 1, 1990 (Inception) Through June 30, 2008

                                                                                                                    Dec. 1, 1990
                                                                                                                     (Inception)
                                                                                                                       Period
                                        3 Months Ended      3 Months Ended     9 Months Ended     9 Months Ended      Through
                                           Jun. 30            Jun. 30             Jun. 30            Jun. 30          Jun. 30
                                            2008                2007               2008               2007             2008
                                          Unaudited          Unaudited           Unaudited          Unaudited        Unaudited

Revenues                             $                0 $            6,922 $                0 $            6,922 $     524,382

Cost of prototypes and samples                        0             80,082             48,765            140,271     1,616,026
                                       -----------------  -----------------   -----------------  -----------------  -----------
Gross loss                                            0            (73,160)           (48,765)          (133,349)   (1,091,644)

General and administrative expenses             290,627            425,617          1,052,539          1,086,076    26,595,254
Bad debt                                              0                  0                  0                  0     1,680,522
Write-off of deposits
  and intangible assets                               0             10,000                  0             10,000     1,331,714
                                      -----------------  -----------------   -----------------  -----------------  -----------
Loss from operations                           (290,627)          (508,777)        (1,101,304)        (1,229,425)  (30,699,134)

Other income (expenses)
  Forgiveness of debt                                 0                  0                  0                  0       504,462
  Settlement                                          0                  0                  0                  0      (125,000)
  Other income                                        0                  0                  0                  0        12,072
  Interest income                                     0                397                  0              4,150       111,542
  Interest expense                             (266,280)          (498,788)        (1,101,230)        (1,406,482)  (11,554,375)
  Minority interest                                   0                  0                  0                  0        62,500
                                      -----------------  -----------------   -----------------  -----------------  -----------
Net loss                             $         (556,907) $      (1,007,168)$       (2,202,534) $      (2,631,757)$ (41,687,933)
                                      =================  =================   =================  =================  ============

Weighted-average shares outstanding      28,820,358,267     20,409,372,713     25,150,934,791     17,747,268,701

Net loss per share, basic and diluted            (0.00)              (0.00)             (0.00)            (0.00)

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

                                                                                                   Deficit
                                                                                                 Accumulated       Total
                                  Preferred Stock      Common Stock       Additional    Stock     During the  Shareholders'
                                     Class A & B        No Par Value         Paid-in   Subscript. Development      Equity
                                  Shares    Value    Shares       Value     Capital   Receivable    Stage        (Deficit)
                               --------- ---------- ---------- ----------- ---------- ---------- ------------ -----------
Shares issued in exchange for:
 Cash, February 13, 1995             -   $      -        1,160 $   232,000 $      -   $      -   $        -   $   232,000
 Debt repayment, February 13,
  1995                               -          -        2,040     408,000        -          -            -       408,000
 Debt repayment, February 20,
  1995                               -          -        4,778     477,810        -          -            -       477,810
 Acquisition of assets, CIPI
  February  1995                     -          -       28,750   1,950,000        -          -            -     1,950,000
 Acquisition of assets, April 5,
  1995                               -          -       15,000         -          -          -            -           -
 Cash and services, April and
  May 1995                           -          -       16,000     800,000        -          -            -       800,000
 Cash, June 1, 1995                  -          -          500      30,000        -          -            -        30,000
 Acquisition of assets and
  services, September 26, 1995       -          -        4,000     200,000        -          -            -       200,000
 Cash, September 28, 1995            -          -           41       3,000        -          -            -         3,000
 Acquisition of assets,
  September 1995                     -          -       35,000   1,750,000        -          -            -     1,750,000
 Return of assets, CIPI
  September  1995                    -          -      (27,700) (1,950,000)       -          -            -    (1,950,000)
Net loss for the year                -          -          -           -          -          -     (2,293,867) (2,293,867)
                               ---------  ----------- -------- -----------   -------- ------------ ---------- -----------
Balance,
 November 30, 1995                16,345  $  16,345    129,569 $ 5,031,834   $    -   $      -    $(3,374,010)$ 1,674,169

Shares issued in exchange for:
 Cash, February  1996                -          -        1,389     152,779        -          -            -       152,779
 Debt repayment, February 1996       -          -       10,000     612,000        -          -            -       612,000
 Services, February  1996            -          -        3,160     205,892        -          -            -       205,892
 Cash, March  1996                   -          -          179      25,000        -          -            -        25,000

The accompanying notes are an integral part of these condensed consolidated financial statements.


CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
For the Cumulative Period from December 1, 1990 (Inception) Through June 30, 2008



                                                                                                   Deficit
                                                                                                 Accumulated       Total
                                  Preferred Stock      Common Stock        Additional   Stock     During the  Shareholders'
                                     Class A & B       No Par Value         Paid-in   Subscript. Development      Equity
                                  Shares    Value    Shares       Value     Capital   Receivable    Stage        (Deficit)
                               --------- ---------- ---------- ----------- ---------- ---------- ------------ -----------
Shares returned and canceled,
  March, 1996                        -   $      -      (15,000)$       -   $      -   $      -   $        -   $       -
 Services, April 1996                -          -           13       2,069        -          -            -         2,069
 Services, September  1996         4,155      4,155        586      36,317        -          -            -        40,472
 Services, October  1996             -          -        6,540     327,000        -          -            -       327,000
 Debt repayment, November  1996      -          -        2,350      64,330        -          -            -        64,330
Net loss for the year                -          -          -           -          -          -     (2,238,933) (2,238,933)
                               --------- ---------- ---------- -----------  ---------- --------- ------------ -----------
Balance,
 November 30, 1996                20,500 $   20,500    138,786 $ 6,457,221  $     -    $     -   $ (5,612,943) $  864,778

Shares issued in exchange for:
 Services, March  1997               -          -          228       6,879        -          -            -         6,879
 Services, April  1997               -          -          800      13,120        -          -            -        13,120
 Services, July  1997                -          -        1,500      16,200        -          -            -        16,200
 Cash, July  1997                    -          -       15,000     300,000        -          -            -       300,000
 Services, August  1997              -          -        5,958      56,000        -          -            -        56,000
Adjustment for partial shares due
 to reverse stock split (1:20)       -          -          113         -          -          -            -           -
 Services, October  1997             -          -    1,469,666     587,865        -          -            -       587,865
 Debt repayment, October  1997       -          -    1,540,267     620,507        -          -            -       620,507
 Cash, October  1997                 -          -    1,500,000     281,250        -          -            -       281,250
 Services, November  1997            -          -        4,950      10,538        -          -            -        10,538
Net loss for the year                -          -          -           -          -          -     (2,739,268) (2,739,268)
                               --------- ---------- ---------- ----------- ---------- ----------  ----------- -----------
Balance,
 November 30, 1997                20,500 $   20,500  4,677,268 $ 8,349,580 $      -   $      -    $(8,352,211)$    17,869


The accompanying notes are an integral part of these condensed consolidated financial statements.




CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
For the Cumulative Period from December 1, 1990 (Inception) Through June 30, 2008



                                                                                                   Deficit
                                                                                                 Accumulated       Total
                                  Preferred Stock      Common Stock        Additional   Stock     During the  Shareholders'
                                     Class A & B      No Par Value         Paid-in   Subscript. Development      Equity
                                  Shares    Value    Shares       Value    Capital    Receivable    Stage        (Deficit)
                               --------- ---------- ---------- ----------- ---------- ---------- ------------ -----------
Shares issued in exchange for:
 Services, December  1997
  through November  1998             -   $      -    2,551,610 $ 2,338,264 $      -   $      -   $        -   $ 2,338,264
 Debt repayment, April  1998
  through September  1998            -          -      250,000     129,960        -          -            -       129,960
 Cash, January  1998 through
  July  1998                         -          -    4,833,334   1,139,218        -          -            -     1,139,218
 Acquisition of assets,
  July  1998                         -          -      300,000     421,478        -          -            -       421,478
 Acquisition of remaining 20%
  minority interest in
  subsidiary, July  1998             -          -       50,000      59,247        -          -            -        59,247
 Services, November  1998         60,000     60,000        -           -          -          -            -        60,000
Net loss for the year                -          -          -           -          -          -     (4,928,682) (4,928,682)
                               --------- ---------- ---------- ----------- ---------- ------------ ---------- -----------
Balance,
 November 30, 1998                80,500 $   80,500 12,662,212 $12,437,747 $      -   $      -    $(13,280,893)$ (762,646)

Shares issued in exchange for:
 Shares returned and canceled,
  December, 1998                     -          -   (1,350,000)   (814,536)       -          -            -      (814,536)
 Services, December  1998
  through September  1999            -          -      560,029     349,454    150,000        -            -       499,454
 Cash, December  1998
  through September  1999            -          -    1,155,800     129,537        -          -            -       129,537
 Debt repayment, Sept.  1999      39,520     39,520    960,321     197,500    100,000        -            -       337,020
Net loss for the period              -          -          -           -          -          -     (1,323,831) (1,323,831)
                               --------- ---------- ---------- -----------   -------- ------------ ---------- -----------
Balance,
 September 30, 1999              120,020 $  120,020 13,988,362 $12,299,702   $250,000 $      -   $(14,604,724)$(1,935,002)

The accompanying notes are an integral part of these condensed consolidated financial statements.


CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
For the Cumulative Period from December 1, 1990 (Inception) Through June 30, 2008


                                                                                                   Deficit
                                                                                                 Accumulated       Total
                                  Preferred Stock      Common Stock        Additional   Stock     During the  Shareholders'
                                     Class A & B       No Par Value         Paid-in   Subscript. Development      Equity
                                  Shares    Value    Shares       Value     Capital   Receivable    Stage        (Deficit)
                               --------- ---------- ---------- ----------- ---------- ---------- ------------ -----------
Shares re-acquired and
  canceled, October  1999            -   $      -      (17,500)$   (12,000)$      -   $      -   $        -   $   (12,000)
Shares issued in exchange for:
 Services, October  1999 through
  September  2000, valued from
  $0.25 to $0.80 per share           -          -    2,405,469     990,949        -          -            -       990,949
 Retainers, debt and accrued
  liabilities, October  1999
  through September  2000, valued
  from $0.25 to $1.57 per share      -          -    2,799,579   1,171,638        -          -            -     1,171,638
 Cash, October  1999 through
  September  2000, with subscription
  prices ranging from $0.25 to
  $0.66 per share                    -          -    2,295,482     839,425        -      (15,450)         -       823,975
Issuance of 563,500 consultant
  stock options, March  2000,
  at an exercise price of $2.00
  per share                          -          -          -           -      214,130        -            -       214,130
Reduction of exercise prices
  on 2,600,000 officer and employee
  common stock options, March  2000,
  to $0.38 and approximately $0.39
  per share                          -          -          -           -    1,113,610        -                  1,113,610
Exercise of 2,056,346 common and
  20,000 preferred officer stock
  options, May  2000, with
  common stock exercise prices
  ranging from $0.15 to approx.
  $0.39 per share, in exchange
  for officer debt                20,000     20,000  2,056,346     897,707   (407,735)       -            -       509,972
Issuance of 500,000 consultant
  stock options, September  2000,
  with floating exercise prices
  set at 15% below current market    -          -          -           -       65,000        -            -        65,000
Net loss for the year                -          -          -           -          -          -     (3,812,140) (3,812,140)
                               --------- ---------- ---------- ----------- ---------- ---------- ------------ -----------
Balance,
 September 30, 2000              140,020 $  140,020 23,527,738 $16,187,421 $1,235,005 $  (15,450)$(18,416,864)$(  869,868)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
For the Cumulative Period from December 1, 1990 (Inception) Through June 30, 2008


                                                                                                   Deficit
                                                                                                 Accumulated       Total
                                  Preferred Stock      Common Stock        Additional   Stock     During the  Shareholders'
                                     Class A & B       No Par Value         Paid-in   Subscript. Development      Equity
                                  Shares    Value    Shares       Value     Capital   Receivable    Stage        (Deficit)
                               --------- ---------- ---------- ----------- ---------- ---------- ------------ -----------
Shares issued in exchange for:
 Services, October, 2000 through
  September, 2001, valued from
  $0.11 to $0.40 per share           -   $      -    3,471,007 $   572,790 $      -   $      -   $        -   $   572,790
 Retainers, debt and accrued
  liabilities, October  2000
  through September  2001, valued
  from $0.11 to $0.43 per share      -          -    3,688,989     487,121        -          -            -       487,121
 Cash, October  2000 through
  March  2001, with subscription
  prices ranging from $0.075 to
  $0.083 per share                   -          -    1,045,500      78,787        -          -            -        78,787
Collection of stock subscription
  receivable, October  2000,
  on 61,800 shares                   -          -          -           -          -       15,450          -        15,450
Exercise of 400,000 common
  stock options, January  2001,
  at a exercise price of $0.085 per
  share, in exchange for debt        -          -      400,000      86,000    (52,000)       -            -        34,000
Issuance of 1,000,000 common
  stock warrants, April  2001,
  at an exercise price of $0.192
  per share, in conjunction with
  $300,000 principal value of
  8% convertible debt                -          -          -           -       77,228        -            -        77,228
Issuance of 2,000,000 consultant
  stock options, September  2001,
  at a exercise price of $0.13 per
  share                              -          -          -           -      115,000        -            -       115,000
Beneficial conversion option,
  April  2001 through September
  2001, pertaining to $300,000
  principal value and accrued
  interest on 8% convertible debt    -          -          -           -      155,027        -            -       155,027
Net loss for the year                -          -          -           -          -          -     (2,154,567) (2,154,567)
                               --------- ---------- ---------- ----------- ---------- ---------- ------------ -----------
Balance,
 September 30, 2001              140,020 $  140,020 32,133,234 $17,412,119 $1,530,260 $      -   $(20,571,431)$(1,489,032)
The accompanying notes are an integral part of these condensed consolidated financial statements.

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
For the Cumulative Period from December 1, 1990 (Inception) Through June 30, 2008


                                                                                                   Deficit
                                                                                                 Accumulated       Total
                                  Preferred Stock      Common Stock        Additional   Stock     During the  Shareholders'
                                     Class A & B       No Par Value         Paid-in   Subscript. Development      Equity
                                  Shares    Value    Shares       Value     Capital   Receivable    Stage        (Deficit)
                               --------- ---------- ---------- ----------- ---------- ---------- ------------ -----------

Shares issued in exchange for:
 Services, October  2001 through
  September  2002, valued from
  $0.02 to $0.25 per share           -   $      -    2,180,000 $   179,916 $      -   $      -   $        -   $   179,916
 Debt and accrued liabilities,
  October  2001 through September
  2002, with common shares
  valued from $0.01 to $0.15 per
  share and preferred A shares
  valued at $1.00 per share       60,000    60,000  10,948,077     428,563        -          -            -       488,563
 Cash, October  2001 through
  September  2001, with prices
  ranging from $0.01 to $0.083
  per share                          -          -    5,833,334     200,000        -          -            -       200,000
Exercise of 550,000 common stock
  options by a consultant at a
  exercise price of $0.13 per share,
  in exchange for debt               -          -      550,000     103,125    (31,625)       -            -        71,500
Issuance of 3,750,000 warrants,
  April  2002 through June  2002,
  at an exercise price of $0.045
  per share, in conjunction with
  $750,000 principal value of 12%
  convertible debt                   -          -          -           -      100,087        -            -       100,087
Beneficial conversion option,
  April 2002, through June  2002,
  pertaining to $750,000 principal
  value of 12% convertible debt      -          -          -           -      649,913        -            -       649,913
Conversion of $93,130 principal
  value of 12% convertible debt
  along with $6,916 accrued
  interest, net of $69,233
  convertible debt discount          -          -   12,667,178     111,515    (80,702)       -            -        30,813
Net loss for the year                -          -          -           -          -          -     (2,346,732) (2,346,732)
                               --------- ---------- ---------- ----------- ---------- ---------- ------------ -----------
Balance,
 September 30, 2002              200,020 $  200,020 64,311,823 $18,435,238 $2,167,933 $      -   $(22,918,163)$(2,114,972)
The accompanying notes are an integral part of these condensed consolidated financial statements.

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
For the Cumulative Period from December 1, 1990 (Inception) Through June 30, 2008


                                                                                                    Deficit
                                                                                                  Accumulated       Total
                                  Preferred Stock       Common Stock        Additional   Stock     During the  Shareholders'
                                     Class A & B        No Par Value         Paid-in   Subscript. Development      Equity
                                  Shares    Value     Shares       Value     Capital   Receivable    Stage        (Deficit)
                               --------- ----------  ---------- ----------- ---------- ---------- ------------ -----------

Shares issued in exchange for:
 Services, October  2002 through
  July, 2003, valued from
  $0.0012 to $0.0100 share           -   $      -    31,500,000 $   134,000 $      -   $      -   $        -   $   134,000
 Debt and accrued liabilities,
  October  2002 through September
  2003, valued from $0.0010 to
  $0.0512 per share, including
  transfer of $155,027
  beneficial conversion option                      162,134,748     704,774   (155,027)       -            -       549,747
 Cash, November  2002 through
  September  2003, with prices
  ranging from $0.0010 to $0.100
  per share                          -          -   128,500,000     180,000        -          -            -       180,000
Issuance of 2,500,000 warrants,
  November  2002 through May  2003,
  at an exercise price of $0.005
  per share, in conjunction with
  $500,000 principal value of 12%
  convertible debt                   -          -           -           -        9,816        -            -         9,816
Beneficial conversion option,
  November  2002, through May  2003,
  pertaining to $500,000 principal
  value of 12% convertible debt      -          -           -           -      490,184        -            -       490,184
Conversion of $193,665 principal
  value of 12% convertible debt
  along with $34,355 accrued
  interest, net of $52,340
  convertible debt discount          -          -   103,778,301     353,525   (177,845)       -            -       175,680
Net loss for the year                -          -           -           -          -          -     (2,386,875) (2,386,875)
                               --------- ---------- ----------- ----------- ---------- ---------- ------------ -----------
Balance,
 September 30, 2003              200,020 $  200,020 490,224,872 $19,807,537 $2,335,061 $      -   $(25,305,038)$(2,962,420)

The accompanying notes are an integral part of these condensed consolidated financial statements.



CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
For the Cumulative Period from December 1, 1990 (Inception) Through June 30, 2008
                                                                                                    Deficit
                                                                                                  Accumulated       Total
                                  Preferred Stock       Common Stock        Additional   Stock     During the  Shareholders'
                                     Class A & B        No Par Value         Paid-in   Subscript. Development      Equity
                                  Shares    Value     Shares       Value     Capital   Receivable    Stage        (Deficit)
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

                                                                                                    Deficit
                                                                                                  Accumulated       Total
                                  Preferred Stock       Common Stock        Additional   Stock     During the   Shareholders'
                                     Class A & B        No Par Value         Paid-in   Subscript. Development      Equity
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




CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
For the Cumulative Period from December 1, 1990 (Inception) Through June 30, 2008
                                                                                                   Deficit
                                                                                                 Accumulated   Total
                                  Preferred Stock         Common Stock     Additional   Stock    During the Shareholders'
                                     Class A & B          No Par Value      Paid-in   Subscript.  Development  Equity
                                 Shares    Value       Shares      Value    Capital   Receivable    Stage     (Deficit)
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

                                                                                                   Deficit
                                                                                                 Accumulated   Total
                                  Preferred Stock         Common Stock     Additional   Stock    During the Shareholders'
                                     Class A & B          No Par Value      Paid-in   Subscript.  Development  Equity
                                 Shares    Value       Shares      Value    Capital   Receivable    Stage     (Deficit)
                                --------  --------  ------------ ---------- --------- ---------- ----------- ------------

Shares issued in exchange for:
 Accrued liabilities, November
  2006, at a price of
  approximately $0.0005 per share     0 $       0    250,000,000 $ 124,165  $        0 $       0  $         0 $   124,165
 Services, February  2007, valued
     at $0.0003 per share             0         0     75,000,000    22,500           0         0            0      22,500
 Issuance of 19,000,000 warrants
  February 2007 through September
  2007, at an exercise price of
  $0.0009 per share, in conjunction
  with $950,000 principal value of 6%
     convertible debt                 0         0              0         0        1,249         0           0        1,249
 Conversion of $409,864 principal
  value of 8% and 12% convertible
  debt, $614,795 of derivative
  conversion option, along with
  $436,344 accrued interest           0         0  8,467,839,038  1,461,003           0         0           0    1,461,003

Net loss for the year                 0         0              0          0           0         0  (3,766,554)  (3,766,554)
                               --------- --------- -------------- ----------    ---------   ------- ----------- -----------
Balance, September 30,  2007    215,865 $ 215,865 23,177,633,821 $29,538,421  $1,472,514   $    0 $(39,485,399)$(8,258,599)

The accompanying notes are an integral part of these condensed consolidated financial statements.


CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
For the Cumulative Period from December 1, 1990 (Inception) Through June 30, 2008

                                                                                                         Deficit
                                                                                                        Accumulated       Total
                                  Preferred Stock           Common Stock         Additional   Stock     During the   Shareholders'
                                     Class A & B            No Par Value          Paid-in   Subscript.  Development      Equity
                                  Shares    Value       Shares         Value      Capital   Receivable    Stage        (Deficit)
                                --------  --------  ------------   ----------    ---------  ---------- ------------  ------------
Shares issued in exchange for:
Cash, October through March 2008
  with prices ranging from
  $0.00005 to $0.00050 per  share      0  $     0  1,000,000,000     $ 60,000   $        0      $    0  $          0 $     60,000
Services, November 2007, valued
  at $0.0003 per share                 0        0     25,000,000        2,500            0           0             0        2,500
Issuance of 16,000,000 warrants
  October 2007 through March
  2008, at an exercise price of
  $0.0009 per share, in conjunction
  with $415,000 principal value of 6%
  convertible debt                    0         0              0            0          568           0             0          568
 Conversion of $220,838 principal
  value of 8% and 12% convertible
  debt, $331,256 of derivative
  conversion option, along with
  $45,383 accrued interest            0         0  4,617,724,444      597,476            0          0             0       597,476

Net loss for the year                 0         0              0             0           0          0    (2,202,534)   (2,202,534)
                               --------- --------- --------------  ----------    ---------     -------   -----------   -----------
Balance, June 30,  2008        215,865 $ 215,865   28,820,358,267 $30,198,397   $1,473,082   $      0   $(41,687,933) $(9,800,589)
                               ========= ========= ============== ===========   ==========   ========   ============= ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended June 30, 2008 and 2007
And the Cumulative Period
From December 1, 1990 (Inception) Through June 30, 2008

                                                                                   Dec. 1, 1990
                                                                                    (Inception)
                                          9 Months Ended       9 Months Ended         Through
                                              June 30,           June 30,          June 30,
                                                2008                2007               2008
                                              Unaudited          Unaudited           Unaudited
                                          ---------------      ---------------      --------------
Cash flows from operating activities:
  Net loss                                $    (2,202,534)$        (2,631,757)$      (41,687,933)
    Adjustments to reconcile net (loss)
      to net cash used in (provided by)
      operating activities:
        Provision for bad debt write-offs               0                   0          1,422,401
        Depreciation and amortization
          of property                              17,894              16,339          1,784,520
        Stock issued for services                   2,500              22,500          7,673,473
        Stock issued for interest                       0                   0            535,591
        Settled damages                                 0                   0            (25,000)
        Minority interest                               0                   0            (62,500)
        Write-off of deposits and
          intangible assets                             0                   0          1,331,714
        Amortization of loan fees
          and note discounts                      585,720             729,525          5,551,237
        Mark-to-market of derivative
          conversion option                       370,146             326,017          3,762,407
        Forgiveness of debt                             0                   0           (504,462)
Changes in:
    Accounts/employee advances
      receivable                                    5,201                   0            (95,700)
    Prepaid expenses and deposits                  22,217             109,478            162,861
  Increase (decrease) in liabilities
    Accounts payable                               47,787             (36,353)         2,526,358
    Accrued compensation                          347,533              73,041          3,590,156
    Due to/from officers                           39,637                  65            670,935
    Accrued interest and other current
      liabilities                                 250,245             354,690          1,680,693
                                        -----------------    -----------------  -----------------
      Total adjustments                         1,688,880           1,595,302         30,004,684
                                        -----------------    -----------------  -----------------
Net cash used in
  operating activities                           (513,654)        (1,036,455)        (11,683,249)

The accompanying notes are an integral part of these condensed consolidated financial statements.


CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended June 30, 2008 and 2007
And the Cumulative Period
From December 1, 1990 (Inception) Through June 30, 2008

                                                                                   Dec. 1, 1990
                                                                                    (Inception)
                                           9 Months Ended      9 Months Ended         Through
                                              June 30,           June 30,          June 30,
                                                2008                2007               2008
                                              Unaudited          Unaudited           Unaudited
                                          ----------------    ----------------     --------------
Investing activities:
  Increase in notes receivable            $              0    $              0 $       (1,322,500)
  Cost of license & technology                           0                   0            (94,057)
  Purchase of cds                                        0             430,733                  0
  Purchase of equipment                             (2,441)            (14,284)          (344,466)
                                          -----------------  -----------------   -----------------
Net cash provided by (used in)
  investing activities                              (2,441)            416,449         (1,761,023)

Cash flows from financing activities:
  Common stock issuance                             60,000                   0          3,677,172
  Stock warrant issuance                               568               1,017            206,702
  Preferred stock issuance                               0                   0             16,345
  Proceeds from stock purchase                           0                   0            281,250
  Loan fees from debt, other                             0             (20,000)          (599,555)
  Proceeds from debt, related                            0                   0            206,544
  Proceeds from debt, other                        414,816             649,520         10,277,681
  Payments on debt, related                              0                   0            (53,172)
  Payments on debt, other                                0                   0           (604,536)
  Decrease in stock
    subscription receivable                              0                   0             35,450
  Contributed capital                                    0                   0                515
                                          -----------------  -----------------   -----------------
Net cash provided by
  financing activities                             475,384             630,537         13,444,396
                                          -----------------  -----------------   -----------------
Net increase (decrease) in cash and
 cash equivalents                                  (40,711)             10,531                123
Cash and cash equivalents at
  beginning of period                               40,834              19,936                  0
                                          -----------------  -----------------   -----------------
Cash and cash equivalents at end
  of period                              $             123   $          30,467    $           123
                                          =================  =================   =================

The accompanying notes are an integral part of these condensed consolidated financial statements.


CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended June 30, 2008 and 2007
      And the Cumulative Period
From December 1, 1990 (Inception) Through June 30, 2008


                                                                                   Dec. 1, 1990
                                                                                    (Inception)
                                            9 Months Ended      9 Months Ended         Through
                                              June 30,           June 30,           June 30,
                                                2008                2007                2008
                                              Unaudited          Unaudited           Unaudited
                                            --------------      --------------     --------------
Supplemental disclosures of
  Cash flow information:

  Cash paid for interest                     $       3,422      $        5,040      $     709,719

  Cash paid for income Taxes                             0                   0             20,050

Non-cash investing and financing activities
  Common stock issued for:
    Note receivable                                      0                   0            281,250
    Prepaid expenses                                     0                   0            264,748
    Property and equipment                               0                   0            130,931
    Licenses & technology                                0                   0          2,191,478
    Acquisition of remaining
     minority interest in subsidiary                     0                   0             59,247
     of debt                                       552,094             584,537         14,590,223
    Accrued services & interest                      2,500             516,051          5,778,511
    Preferred stock issued for
        services                                         -                   0             75,845
    Repayment of debt                                    0                   0            119,520
  Preferred stock options issued for
    repayment of debt                                    0                   0            100,000

  Re-characterize beneficial
    conversion option as debt                            0                   0            881,550

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

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008

NOTE 2. GOING CONCERN UNCERTAINTY

As of June 30, 2008, the Company had a deficiency in working capital of approximately $5,300,000 and had incurred cumulative net losses since inception of approximately $41,700,000, which raise substantial doubt about the Company's ability to continue as a going concern.

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

At June 30, 2008, the balance in prepaid expenses totaled $23,251. Included in prepaid expenses is $20,000 in an escrow account designated for key man life insurance, and $3,251 in prepaid taxes.

The company has paid a security deposit of $4,698 under its existing lease agreement for office space in Valencia, California (see Note 10).

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008

NOTE 4.   LOAN FEES

During the year ended September 30, 2006, the Company received an aggregate of $1,270,000 from the same accredited investor group in exchange for 6% convertible debentures maturing March 8, 2009, convertible at the lesser of $0.003 per share and 40% of the average of the lowest three intra-day trading prices of a share of common stock during the 20 trading days immediately preceding conversion. These convertible debentures were accompanied by an aggregate of 20,320,000 common stock warrants, exercisable over a five-year period at an exercise price of $0.0009 per share. Loan fees associated with these loans amounted to $20,000. As of September 30, 2006, aggregate loan fees amounted to $539,555, and accumulated amortization of these loan fees was $511,315.

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

During the nine months ended June 30, 2008, the Company received an aggregate of $415,000 from the same accredited investor group in exchange for 6% convertible debentures maturing February 13, 2010, and March 28, 2011, convertible at the lesser of $0.03 per share and 40% of the average of the lowest three intra-day trading prices of a share of common stock during the 20 trading days immediately preceding conversion. These convertible debentures were accompanied by an aggregate of 16,000,000 common stock warrants, exercisable over a seven-year period at an exercise price of $0.0009 per share. Loan fees associated with these loans amounted to $25,000.

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
                                                                ===========

As of June 30, 2008, five-year maturities of the notes payable, including convertible debentures, were as follows:

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
                                     ==========   ==========   ==========   ======  =========

CONECTISYS CORPORATION AND SUBSIDIARIES (A Development Stage Company) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008

NOTE 7. SECURED CONVERTIBLE DEBENTURES - ASSOCIATED
DERIVATIVE CONVERSION OPTION AND CONVERTIBLE DEBT DISCOUNT

In order to provide working capital and financing for the Company's continued research and development efforts, the Company has entered into a series of securities purchase agreements and related agreements with an accredited investor group (the "Purchasers") for the purchase of one-year to three-year convertible debentures, which bear interest ranging from 6% to 12% per annum, payable quarterly. The debentures are currently convertible into common stock at prices ranging from the lesser of a fixed price ($0.005 to $0.06 per share) and 40% of the average of the lowest three intra-day trading prices of a share of common stock during the 20 trading days immediately preceding conversion. The debentures have also been accompanied by the issuance of three-year to seven-year common stock warrants (in amounts numbering from three to 20 times each dollar of the related convertible debt principal issued) and exercisable into the Company's common stock at prices ranging from $0.0009 to $0.045 per share. As part of the recording of the convertible debt transactions, a derivative conversion option and amortizable convertible debt discount have been recognized. The carrying value of the debt is net of the principal value, derivative conversion option, and unamortized convertible debt discount components.

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

                                                    Net           Net
                                   Derivative    Convertible      Debt
                      Principal    Conversion        Debt       Carrying      Warrants
Period/Transaction     Amount         Option       Discount      Amount      Outstanding
------------------   ----------    ----------     ----------   ---------    -----------
  Issuances          $  750,000     $      --     $ (750,000)   $  --         3,750,000
  Amortization           --                --        279,115     279,115         --
  Conversions          (93,130)            --         69,233     (23,897)        --
                     ----------    ----------    -----------   ---------    -----------
Balance,
September 30, 2002     656,870             --       (401,652)    255,218      3,750,000
  Issuances            500,000             --       (500,000)      --         2,500,000
  Amortization            --               --        653,720     653,720         --
  Conversions         (193,665)            --         52,340    (141,325)        --
                     ----------    ----------     ----------   ---------    -----------
Balance,
September 30, 2003     963,205             --       (195,592)    767,613      6,250,000
  Re-characterize
  Equity as Debt          --          881,550           --       881,550         --
  Bump-up Due to
  Mark-to-Market          --          563,257           --       563,257         --
  Issuances          2,000,000      3,000,000     (2,000,000)  3,000,000      7,000,000
  Amortization            --               --        673,705     673,705         --
  Conversions         (218,115)      (327,172)        28,571    (516,716)        --
                     ----------    ----------    -----------   ---------    -----------
Balance,
September 30, 2004   2,745,090      4,117,635    (1,493,316)   5,369,409     13,250,000
  Issuances          1,400,000      2,100,000    (1,400,000)   2,100,000      2,800,000
  Expirations             --              --            --         --        (3,750,000)
  Amortization            --              --         693,992     693,992         --
  Conversions       (2,529,378)    (3,794,067)       973,565  (5,349,880)        --
                     ----------    ----------    -----------   ---------    -----------
Balance,
September 30, 2005   1,615,712      2,423,568     (1,225,759)  2,813,521     12,300,000
  Issuances          1,270,000      1,905,000     (1,270,000)  1,905,000     20,320,000
  Amortization            --              --         715,748     715,748         --
  Conversions         (547,376)     (821,065)        243,177  (1,125,264)        --
                    ----------    ----------     -----------   ---------    -----------
Balance,
September 30, 2006   2,338,336     3,507,503      (1,536,834)  4,309,005     32,620,000
  Issuances            950,000     1,425,000        (950,000)  1,425,000     19,000,000
  Amortization            --              --       1,142,819   1,142,819         --
  Conversions         (409,864)     (614,795)            -    (1,024,659)        --
                     ----------   ----------     -----------   ---------    -----------
Balance,
September 30, 2007  $2,878,472    $4,317,708     $(1,344,015) $5,852,165     51,620,000
  Issuances            300,000       450,000        (300,000)    450,000      6,000,000
  Amortization            --              --         180,130     180,130         --
  Conversions         (148,338)     (222,506)            -      (370,844)        --
                     ----------   ----------     -----------   ---------    -----------
Balance,
December 31, 2007   $3,030,134    $4,545,202     $(1,463,885) $6,111,451     57,620,000
  Issuances            115,000       172,500        (115,000)    172,500     10,000,000
  Amortization            --              --         195,284     195,284         --
  Conversions          (72,500)     (108,750)            -      (181,250)        --
                     ----------   ----------     -----------   ---------    -----------
Balance,
March 31, 2008      $3,072,634    $4,608,952     $(1,383,601) $6,297,985     67,620,000
  Issuances               --              --            -             --     10,000,000
  Amortization            --              --         210,306     210,306         --
  Conversions             --              --            -             --         --
                     ----------   ----------     -----------   ---------    -----------
Balance,
June 30, 2008       $3,072,634    $4,608,952     $(1,173,295) $6,508,291     77,620,000
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

The Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 123 (Revised 2004), "Share-Based Payment" ("SFAS 123R"), on January 1, 2006. Accordingly, compensation costs for all share-based awards to employees are measured based on the grant date fair value of those awards and recognized over the period during which the employee is required to perform service in exchange for the award (generally over the vesting period of the award). The Company has no awards with market or performance conditions. Excess tax benefits are defined by SFAS 123R (when applicable)and will be recognized as an addition to additional paid-in capital. Effective January 1, 2006 and for all periods subsequent to that date, SFAS 123R supersedes the Company's previous accounting under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 ("SAB 107") relating to SFAS 123R. The Company has applied the provisions of SAB 107 in its adoption of SFAS 123R.

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

The common stock option and warrant activity during the nine-month period ended June 30, 2008 and June 30, 2007 is summarized as follows:

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

As of June 30, 2008, the Company has approximately $33,300,000 in federal and $21,600,000 in California net operating loss carryforwards. The federal net operating loss carryforwards expire as follows: $2,700,000 in the year 2012, $5,300,000 in 2018, $1,200,000 in 2019, $3,500,000 in 2020, $2,300,000 in 2021,
$2,200,000 in 2022, $2,100,000 in 2023, $4,200,000 in 2024, $3,100,000 in 2025,
$3,000,000 in 2026, and $3,700,000 in 2027. The California net operating loss carryforwards expire as follows: $3,300,000 in 2013, $8,500,000 in 2014, $3,100,000 in 2015, $3,000,000 in 2016, and $3,700,000 in 2017.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        This report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. We intend that those forward-looking statements be subject to the safe harbors created by those sections. These forward-looking statements generally include the plans and objectives of management for future operations, including plans and objectives relating to our future economic performance, and can generally be identified by the use of the words "believe," "intend," "plan," "expect," "forecast," "project," "may," "should," "could," "seek," "pro forma," "estimates," "continues," "anticipate" and similar words. The forward-looking statements and associated risks may include, relate to, or be qualified by other important factors, including, without limitation:

        o our ability to obtain FCC approval of our H-Net(TM) wireless meter-reading products;
        o       the projected growth in the automated meter reading markets;
        o our business strategy for establishing and expanding our presence in these markets;
        o       our ability to successfully implement our business plans;
        o       our ability to hire and retain qualified personnel;
        o anticipated trends in our financial condition and results of operations;
        o       our ability to distinguish ourselves from our competitors; and
        o uncertainties relating to economic conditions in the markets in which we currently operate and in which we intend to operate in the future.

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

        Statement of Financial Accounting Standards, "Accounting for Stock-Based Compensation," or SFAS No. 123, established a fair value method of accounting for stock-based compensation plans and for transactions in which an entity acquires goods or services from non-employees in exchange for equity instruments. We adopted this accounting standard on January 1, 1996. SFAS No. 123 also encourages, but does not require, companies to record compensation cost for stock-based employee compensation.

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

        As of August 18, 2008, we had issued the following secured convertible debentures and notes, which provide for interest at the rate of 12% per annum, except for the notes issued in March 2005 and March 2008, which provide for interest at the rate of 8% per annum, and the notes issued in March 2006 and February 2007, which provide for interest at the rate of 6% per annum, and warrants to purchase common stock to various accredited investors in connection with debenture and note offering transactions:

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

        Each of the above outstanding secured convertible debentures or notes, except for the convertible notes issued in March 2005 and 2006, February 2007 and March 2008, are due one year following their respective issuance dates. The convertible notes issued in March 2005 are due two years following their issuance dates. The convertible notes issued in March 2006, February 2007 and March 2008 are due three years following their issuance dates. The conversion price of our secured convertible debentures is the lower of 35% of the average of the three lowest intra-day trading prices of a share of our common stock on the OTC Bulletin Board during the 20 trading days immediately preceding the conversion date, and either (a) $.06 for the June 2002 convertible debentures,
(b) $.01 for the November 2002, March and May 2003 convertible debentures, (c) $.005 for the November and December 2003 and the February, March, April, June and September 2004 convertible debentures and the March 2005 convertible notes, or (d) $.03 for the March 2006, February 2007 and March 2008 convertible notes. As of August 18, 2008, the applicable conversion price was approximately $0.000035 per share.

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

                              CONECTISYS CORPORATION


Date:  September 12, 2008     By:  /s/ ROBERT A. SPIGNO
                             --------------------------
                             Robert A. Spigno,
                             Chairman of the Board, President,
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