Form 10-Q
period 2021-03-31
CONECTISYS CORP
filed 2021-04-30
CIK 790273

<pre>
                                     UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                     FORM 10-Q

(Mark One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2021

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

                14308 S. Gosss Road, Cheney, Washington 99004
                  (Address of Principal Executive Offices)

                                (949) 929-5455
               (Issuer's Telephone Number, Including Area Code)

         Securities registered under Section 12(b) of the Exchange Act:
       Title of each class        Name of each exchange on which registered
             None                                  None

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes | | No |X|

    Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Sec.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes | | No |X|


    Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

    Large accelerated filer | |                Accelerated filer | |
    Non-accelerated filer | |                  Smaller reporting company |X|
                                               Emerging growth company |X|

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. | |

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |X| No | |

    As of April 19, 2021, there were 888,579 shares of the issuer's common stock, no par value per share, outstanding.

--------------------------------------------------------------------------------



                                                                          Page
                                                                          ----
         PART I FINANCIAL INFORMATION

Item 1  Unaudited Financial Statements......................................3

Item 2  Management's Discussion and Analysis of Financial...................9
        Condition and Results of Operations

Item 3	Quantitative and Qualitative Disclosures About Market Risk..........16

Item 4	Controls and Procedures.............................................16

        PART II  OTHER  INFORMATION

Item 1	Legal Proceedings...................................................17

Item 1A	Risk Factors........................................................17

Item 2 	Unregistered Sales of Equity Securities and Use of Proceeds.........17

Item 3	Defaults Upon Senior Securities.....................................17

Item 4	Mine Safety Procedures..............................................18

Item 5	Other Information...................................................18

Item 6	Exhibits............................................................18

                        Part I - Financial Information

Item 1. Unaudited Financial Statements

                         CONECTISYS CORPORATION
               UNAUDITED BALANCE SHEET AS OF MARCH 31, 2021


ASSETS
Current assets
  Cash & cash equivalent                          $___________
    Total current assets
   Property and equipment, net                    $___________

	Total assets                              $___________



LIABILITIES AND EQUITY
Current liabilities
     Accrued expense                                  10,321
     Advances from former officer                     20,073
                                                  ------------
	Total current liabilities                 $   30,394
                                                  ------------
TOTAL LIABILITIES                                 $   30,394
                                                  ============
Commitments and contingency                             -

Stockholders' Equity
Preferred stock
Common stock * - no par value; 250,000,000
shares authorized 888,579 shares issued and
outstanding                                       32,246,441

(Accumulated deficit)                            (32,276,835)
                                                 --------------
Total equity                                         (30,394)
                                                 --------------
Total liabilities and equity                     $   (30,394)
                                                 ==============


* On March 10, 2021, the Company implemented a 10,000 to 1 reverse split of the issued and outstanding shares of its common stock.
Except shares authorized, all references to number of shares and per share information in these financial statements have been retroactively adjusted to reflect such split.

See notes to the unaudited financial statements.


                             CONECTISYS CORPORATION
             UNAUDITED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

                                           For the Six Months Ended March 31,
	                                       2021		  2020
                                           ------------------  --------------
REVENUE                                    $              -    $          -
COST OF REVENUE                                           -               -
                                           ------------------  --------------
GROSS PROFIT (LOSS)		           $	          -    $          -

GENERAL AND ADMINISTRATIVE EXPENSES        $           3,128   $         889
                                          -------------------  --------------
NET(LOSS)                                  $          (3,128)  $        (889)

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES *
  Basic and diluted                                   888,579	      88,579
                                           ==================	=============
(LOSS) PER SHARE
    Basic and diluted                      $           (0.00)   $      (0.01)
                                           ==================   =============



* On March 10, 2021, the Company implemented a 10,000 to 1 reverse split of the issued and outstanding shares of its common stock. Except shares authorized, all references to number of shares and per share information in these financial statements have been retroactively adjusted to reflect such split.

See notes to the unaudited financial statements.

                                                CONECTISYS CORPORATION
                                      UNAUDITED STATEMENTS OF CHANGES IN EQUITY


                                Common Stock *       Subscription
                                   Shares        Amount      Receivable     Accumulated Deficit   Total
                               ------------------------------------------------------------------------
Balance, September 30, 2020     88,579        $ 32,246,441    $  (100)      $ (32,273,707)     $(27,366)
Sale of Shares                 800,000                                   $         100
Net Loss                                                                 $      (3,128)        $ (3,128)
                               -------------------------------------------------------------------------
Balance, March 31, 2021        888,579    $ 32,246,441    $      0       $ (32,276,835)        $(30,394)
                               =========================================================================



* On March 10, 2021, the Company implemented a 10,000 to 1 reverse split of the issued and outstanding shares of its common stock. Except shares authorized, all references to number of shares and per share information in these financial statements have been retroactively adjusted to reflect such split.

See notes to the unaudited financial statements.

                                          CONECTISYS CORPORATION
                                    UNAUDITED STATEMENTS OF CASH FLOWS

                                                       For the Six Months Ended March 31,
                                                              2021	       2020
                                                       ------------------ ---------------
 CASH FLOWS FROM INVESTING ACTIVITIES
  Net (loss)                                           $	  (3,128) $       (1,889)
  Adjustment to reconcile net (loss) to
    cash provided by (used in) operating activities:
    Change in operating assets and liabilities                       400             300
    Advances from former officer                       $           2,628             889
    Net cash used in operating activities                          (100)             -

CASH FLOWS FROM INVESTING ACTIVITIES                                  -               -

CASH FLOWS FROM FINANCING ACTIVITIES
    Sale of common stock                                            100               -

CASH AND CASH EQUIVALENT, beginning of year                          -                -
                                                       ------------------ ----------------
 CASH AND CASH EQUIVALENT, end of year                 $	     -    $	      -
                                                       ================== ================
SUPPLEMENTAL CASH FLOW INFORMATION:
    Cash paid for income tax                           $                  $
                                                       ------------------ ----------------
    Cash paid for interest                             $                  $
                                                       ------------------ ----------------


See notes to the unaudited financial statements.

                     Conectisys Corporation
              Notes to Unaudited Financial Statements
                         March 31, 2021

Note 1 - Nature of business and organization

ConectiSys Corporation (the "Company") was incorporated in Colorado on February 2, 1986 under the name Coastal Financial Corp. On December 5, 1994, Coastal Financial Corp. changed its name to BDR Industries, Inc. which changed its name on October 16, 1995, to Conectisys Corporation.

The Company was engaged in the development of a low-cost automatic meter reading, or AMR, solution until it ceased all business activity in 2008.

Conectisys was an SEC reporting company until 2008. Its last Form 10-K, for the fiscal year 2007, was filed on Jan 4, 2008; its last Form 10-Q, for the three and nine months ended June 30, 2008, was filed on Sep. 15, 2008.

As of June 30, 2008, Conectisys had notes payable aggregating
$6,633,312.

Of this total, several five-year notes aggregating $3,082,655 were payable to NIR & Affiliates. NIR was a mutual fund run by Corey Ribotsky. NIR provided Conectisys with significant funding from 2002 through 2008 in the form of convertible notes with stock conversion at a significant discount to the market (up to 80% at times) commonly known as a "pipe". In March 2008 NIR provided the last of its funding to Conectisys. In the 3rd quarter of 2008 Conectisys was in default on its obligations to NIR by (1) failure to pay interest and (2) failure to maintain an active SB-2 filing for issuance of the convertible shares. In 2009, Conectisys failed to timely file its 2008 10-K Report. Conectisys was removed from trading on the OTC and began trading on the Pink Sheets.

The balance of the convertible notes, aggregating $3.550,657, were payable to AJW, New Millennium Capital Partners and Laurus Master Fund.

All the notes were due at various times from 2002 to 2008. There were no repayments and, after the six-year statute of limitations, all the notes and the related accrued interest,$498,132 as of June 30, 2008, became null and void at various times through April 2017.

Conectisys was a victim of predatory lending by Corey Ribotsky and his NIR Group, as evidenced by a civil complaint filed by the U.S, Securities & Exchange Commission ("SEC") against Mr. Ribotsky, NIR and others on September 28, 2011 in Federal Court in the Eastern District of New York.

To settle the SEC's related administrative proceedings, Ribotsky consented to be barred from any future association with any broker, dealer, investment adviser, municipal securities dealer, municipal advisor, transfer agent, or nationally recognized statistical rating organization.

The statute of limitations to sue in contract matters or debt collection is 6 years in the State of New York which was the agreed upon jurisdiction by both Conectisys and NIR. Further, NIR and all its affiliates ceased to operate as a result of the SEC enforcement actions.

As of April 2017, all obligations, notes, debt, warrants, and options are past their due dates and barred from any collection efforts since the time frame allowed by the statute of limitations for a legal action has expired.

From November 2002 to March 2008, Conectisys issued an aggregate of 67,620,000 five-year and seven-year Common Stock warrants to accredited investors in connection with several convertible debenture financing arrangements.

All such warrants and all stock options expired unexercised.

All assets as of June 30, 2008, $172,581, were fully amortized or realized by the end of fiscal 2008.

As of June 30, 2008, the Company had $2,418,148 in accrued compensation and $40,174 due to officers. None of these obligations were paid and became null and void after the six-year statute of limitations.

Accounts payable and other current liabilities were either partially paid or became null and void after the six-year statute of limitations.

From its inception in 1986 through June 30, 2008, Conectisys had aggregate revenues of approximately $524,000 from the sale of its H-NET AMR systems.

Operations: None

Customers: None

Employees: None

Note 2  Basis of Presentation and Summary of significant accounting policies

Basis of presentation
---------------------

The accompanying financial statements have been prepared in accordance with the generally accepted accounting principles in the United States of America
("U.S. GAAP") and pursuant to the rules and regulations of the Securities Exchange Commission ("SEC"). The Company's fiscal year ends on September 30.

Cash and cash equivalents
-------------------------
Cash and cash equivalents consist of amounts of cash on hand and bank deposits.

Use of estimates and assumptions
--------------------------------
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts of assets and liabilities reported and disclosures of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. Actual results could differ from these estimates.

Income taxes
------------
The Company accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their perspective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are recorded, when necessary, to reduce deferred tax assets to the amount expected to be realized.

As a result of the implementation of certain provisions of ASC 740, Income Taxes ("ASC 740"), which clarify the accounting and disclosure for uncertainty in tax position, as defined, ASC 740 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. The Company has adopted the provisions of ASC 740 and has analyzed filing positions in each of the federal and state jurisdictions where the Company is required to file income tax returns, as well as open tax years in such jurisdictions. The Company has identified the U.S. federal jurisdiction, and the states of Nevada and California, as its "major" tax jurisdictions. However, the Company has certain tax attribute carryforwards, which will remain subject to review and adjustment by the relevant tax authorities until the statute of limitations closes with respect to the year in which such attributes are utilized.

The Company believes that its income tax filing positions and deductions will be sustained on audit and do not anticipate any adjustments that will result in a material change to its financial position. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to ASC 740. The Company's policy for recording interest and penalties associated with income-based tax audits is to record such items as a component of income taxes.

Commitments and Contingencies
-----------------------------

In the ordinary course of business, the Company is subject to certain contingencies, including legal proceedings and claims arising out of the business that relate to a wide range of matters, such as government investigations and tax matters. The Company recognizes a liability for such contingency if it determines it is probable that a loss has occurred and a reasonable estimate of the loss can be made. The
Company may consider many factors in making these assessments including historical and specific facts and circumstances of each matter.

Loss per share
--------------

Basic loss per share is computed by dividing net loss attributable to holders of Common Stock by the weighted average number of Common Stock outstanding during the period. Diluted loss per share reflect the potential dilution that could occur if securities to issue Common Stock were exercised.

Recently issued accounting pronouncements
-----------------------------------------

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740) Simplifying the Accounting for Income Taxes. The update is intended to simplify the current rules regarding the accounting for income taxes and addresses several technical topics including accounting for franchise taxes, allocating income taxes between a loss in continuing operations and in other categories such as discontinued operations, reporting income taxes for legal entities that are not subject to income taxes, and interim accounting for enacted changes in tax laws. The new standard is effective for fiscal years beginning after December 15, 2020; however, early adoption is permitted.

The Company does not expect the adoption of this standard have a material impact on the consolidated and combined financial statements. The Company does not believe other recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on its financial position, statements of operations and cash flows.

Subsequent event
----------------

The Company evaluated subsequent events and transactions after March 31, 2021 through the date that these unaudited financial statements are available to be issued. There are no material subsequent events that required recognition or additional disclosure in the financial statements.

Going concern
-------------

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. Additional capital infusion is necessary in order to fund current expenditures, acquire business opportunities and achieve profitable operations. This factor raises substantial doubt about the Company's ability to continue as a going concern.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations Our Company

Conectisys Corporation, a Colorado corporation ("Conectisys", the "Company, "we", "us" or "our") is a shell company seeking to create value for its shareholders by merging with another entity with experienced management and opportunities for growth in return for shares of our Common Stock.

No potential merger candidate has been identified at this time.

We do not propose to restrict our search for a business opportunity to any particular industry or geographical area and may, therefore, engage in essentially any business in any industry. We have unrestricted discretion in seeking and participating in a business opportunity, subject to the availability of such opportunities, economic conditions, and other factors.

The selection of a business opportunity in which to participate is complex and risky. Additionally, we have only limited resources and may find it difficult to locate good opportunities. There can be no assurance that we will be able to identify and acquire any business opportunity which will ultimately prove to be beneficial to us and our shareholders. We will select any potential business opportunity based on our management's best business judgment.

Our activities are subject to several significant risks, which arise primarily as a result of the fact that we have no specific business and may acquire or participate in a business opportunity based on the decision of management, which potentially could act without the consent, vote, or approval of our shareholders. The risks faced by us are further increased as a result of a lack of resources and our inability to provide a prospective business opportunity with significant capital.

Our History

The Company was incorporated in Colorado on February 2, 1986 under the name Coastal Financial Corp. On December 5, 1994, Coastal Financial Corp. changed its name to BDR Industries, Inc., which changed its name on October 16, 1995, to Conectisys Corporation.

The Company was engaged in the development of a low-cost automatic meter reading, or AMR Solution, until it ceased all business activity in 2008.

We filed our last Form 10-K for the year ended September 30, 2007 on January 14, 2008.

We filed our last Form 10-Q for the three and nine months ended
June 30, 2008 on September 15, 2008.

Since August 1, 2020, Mr. Danilo Cacciamatta has been the sole director and only officer of the Company.

Revenue

We have had no revenues from fiscal year 2008 through the date of this filing.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements. Except as required by law, we undertake no duty to update any forward-looking statement after the date of this report, either to conform any statement to reflect actual results or to reflect the occurrence of unanticipated events.

General Business Plan

Our business plan to seek a merger has many uncertainties which pose risks to investors.

We intend to seek, investigate and, if such investigation warrants, acquire an interest in business opportunities presented to us by persons or firms which desire to seek the advantages of an issuer who has complied with the Securities Act of 1934 (the "1934 Act").
We will not restrict our search to any specific business, industry or geographical location, and we may participate in business ventures of virtually any nature. This discussion of our proposed business is purposefully general and is not meant to be restrictive of our unlimited discretion to search for and enter into potential business opportunities. We anticipate that we may be able to participate in only one potential business venture because of our lack of financial resources. We may seek a business opportunity with entities which have recently commenced operations, or that desire to utilize the public marketplace in order to raise additional capital in order to expand into new products or markets, to develop a new product or service, or for other corporate purposes. All of these activities have risk to investors including dilution and management.

We expect that the selection of a business opportunity will be complex. Due to general economic conditions, rapid technological advances being made in some industries and shortages of available capital, we believe that there are numerous firms seeking the benefits of an issuer who has complied with the 1934 Act. Such benefits may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for incentive stock options or similar benefits to key employees, providing liquidity (subject to restrictions of applicable statutes) for all stockholders and other factors. Potentially, available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.
We have, and will continue to have, essentially no assets to provide the owners of business opportunities. However, we will be able to offer owners of acquisition candidates the opportunity to acquire a controlling ownership interest in an issuer who has complied with the 1934 Act without incurring the cost and time required to conduct an initial public offering.

The analysis of new business opportunities will be undertaken by, or under the supervision of, our Board of Directors. We intend to concentrate on identifying preliminary prospective business opportunities which may be brought to our attention through present associations of our director, professional advisors or by our stockholders. In analyzing prospective business opportunities, we will consider such matters as (i) available technical, financial and managerial resources; (ii) working capital and other financial requirements; (iii) history of operations, if any, and prospectsfor the future; (iv) nature of present and expected competition;
(v) quality, experience and depth of management services; (vi) potential for further research, development or exploration; (vii) specific risk factors not now foreseeable but that may be anticipated to impact the proposed activities of the company; (viii) potential for growth or expansion; (ix) potential for profit; (x) public recognition and acceptance of products, services or trades; (xi) name identification;
and (xii) other factors that we consider relevant. As part of our investigation of the business opportunity, we expect to meet personally with management and key personnel. To the extent possible, we intend to utilize written reports and personal investigation to evaluate the above factors.

We will not acquire or merge with any company for which audited financial statements cannot be obtained within a reasonable period of time after closing of the proposed transaction.

Acquisition Interest

In implementing a structure for a particular business acquisition, we may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another company or entity. We may also acquire stock or assets of an existing business. Upon consummation of a transaction, it is probable that our present management and stockholders will no longer be in control of us. In addition, our sole director may, as part of the terms of the acquisition transaction, resign and be replaced by new directors without a vote of our stockholders, or sell his stock in us. Any such sale will only be made in compliance with the securities laws of the United
States and any applicable state.

It is anticipated that any securities issued in any such reorganization would be issued in reliance upon exemption from registration under application federal and state securities laws. In some circumstances, as a negotiated element of the transaction, we may agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter. If such registration occurs, it will be undertaken by the surviving entity after it has successfully consummated a merger or acquisition and is no longer considered an inactive company.

The issuance of substantial additional securities and their potential sale into any trading market which may develop in our securities may have a depressive effect on the value of our securities in the future. There is no assurance that such a trading market will develop.

While the actual terms of a transaction cannot be predicted, it is expected that the parties to any business transaction on will find it desirable to avoid the creation of a taxable event and thereby structure the business transaction in a so called "tax free" reorganization under Sections 368(a)
(1) or 351 of the Internal Revenue Code (the "Code"). In order to obtain tax-free treatment under the Code, it may be necessary for the owner of the acquired business to own 80% or more of the voting stock of the surviving entity. In such event, our stockholders would retain less than 20% of the issued and outstanding shares of the surviving entity. This would result in significant dilution in the equity of our stockholders.

As part of our investigation, we expect to meet personally with management and key personnel, visit and inspect material facilities, obtain independent analysis of verification of certain information provided, check references of management and key personnel, and take other reasonable investigative measures, to the extent of our limited financial resources and management expertise. The manner in which we participate in an opportunity will depend on the nature of the opportunity, the respective needs and desires of both parties, and the management of the opportunity.

With respect to any merger or acquisition, and depending upon, among other things, the target company's assets and liabilities, our stockholders will in all likelihood hold a substantially lesser percentage ownership interest in us following any merger or acquisition. The percentage ownership may be subject to significant reduction in the event we acquire a target company with assets and expectations of growth. Any merger or acquisition can be expected to have a significant dilutive effect on the percentage of shares held by our stockholders.

We will participate in a business opportunity only after the negotiation and execution of appropriate written business agreements. Although the terms of such agreements cannot be predicted, generally we anticipate that such agreements will (i) require specific representations and warranties by all of the parties; (ii) specify certain events of default; (iii) detail the terms of closing and the conditions which must be satisfied by each of the parties prior to and after such closing; (iv) outline the manner of bearing costs, including costs associated with the Company's attorneys and accountants; (v) set forth remedies on efaults; and (vi) include miscellaneous other terms.

As stated above, we will not acquire or merge with any entity which cannot provide independent audited financial statements within a reasonable period of time after closing of the proposed transaction.
If such audited financial statements are not available at closing, or within time parameters necessary to insure our compliance within the requirements of the 1934 Act, or if the audited financial statements provided do not conform to the representations made by that business to be acquired, the definitive closing documents will provide that the proposed transaction will be voidable, at the discretion of our present management. If such transaction is voided, the definitive closing documents will also contain a provision providing for reimbursement for our costs associated with the proposed transaction.

Competition

We believe we are an insignificant participant among the firms which engage in the acquisition of business opportunities. There are many established venture capital and financial concerns that have significantly greater financial and personnel resources and technical expertise than we have. In view of our limited financial resources and limited management availability, we will continue to be at a significant competitive disadvantage compared to our competitors.

Investment Company Act 1940

Although we will be subject to regulation under the Securities Act of 1933, as amended, and the 1934 Act, we believe we will not be subject to regulation under the Investment Company Act of 1940 (the 1940 Act) insofar as we will not be engaged in the business of investing or trading in securities. In the event we engage in business combinations that result in us holding passive investment interests in a number of entities, we could be subject to regulation under the 1940 Act. In such event, we would be required to register as an investment company and incur significant registration and compliance costs. We have obtained no formal determination from the SEC as to our status under the 1940 Act and, consequently, any violation of the 1940 Act would subject us to material adverse consequences. We believe that, currently, we are exempt under Regulation 3a-2 of the 1940 Act.

Intellectual Property

We own no intellectual property.

Employees

We presently have no full time executive, operational, or clerical staff. Mr. Cacciamatta has been the sole director and sole officer of the Company since August 1, 2020.

Factors Affecting Future Performance

Rather than an operating business, our goal is to obtain debt and/or equity financing to meet our ongoing operating expenses and attempt to merge with another entity with experienced management and opportunities for growth in return for shares of our Common Stock to create value for our shareholders.

Although there is no assurance that this series of events will be successfully completed, we believe we can successfully complete an acquisition or merger which will enable us to continue as a going concern. Any acquisition or merger will most likely be dilutive to our existing stockholders.

Plan of Operations

We are currently investigating to identify and acquire a target company or business seeking the perceived advantages of being a publicly held corporation. Our principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. The Company will not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

The Company does not currently engage in any business activities that provide cash flow. The costs of investigating and analyzing business combinations and administering the Company's business for the next 12 months are estimated to be as follows:

(i)   filing of Exchange Act reports, (approximately $5,000);
(ii)  costs relating to consummating an acquisition (approximately $5,000); and
(iii) general and administrative expenses (approximately $5,000).

To the extent that the Company's capital resources are insufficient to meet current or planned operating requirements, the Company will seek additional funds through equity or debt financing, collaborative or other arrangements with corporate partners, licensees or others, and from other sources, which may have the effect of diluting the holdings of existing shareholders. The Company has no current arrangements with respect to, or sources of, such additional financing and the Company does not anticipate that existing shareholders will provide any portion of the Company's future financing requirements.

No assurance can be given that additional financing will be available when needed or that such financing will be available on terms acceptable to the Company. If adequate funds are not available, the Company may be required to delay or terminate expenditures for certain of its programs that it would otherwise seek to develop and commercialize. This would have a material adverse effect on the Company. These factors raise substantial doubt about the ability of the Company to continue as a going concern.

The Company may consider a business that has recently commenced operations, is a developing company in need of additional funds for expansion into new products or markets, is seeking to develop a new product or service, or is an established business which may be experiencing financial or operating difficulties and is in need of additional capital. In the alternative, a business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital, but which desires to establish a public trading market for its shares, while avoiding, among other things, the time delays, significant expense, and loss of voting control which ay occur in a public offering.

None of our officers or directors has had any preliminary contact or discussions with any representative of any other entity regarding a business combination with us. Any target business that is selected may be a financially unstable company or an entity in its early stages of development or growth, including entities without established records of sales or earnings. In that event, we will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, we may effect a business combination with an entity in an industry characterized by a high level of isk, and, although our management will endeavor to evaluate the isks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks.

Our management anticipates that it
will likely be able to effect only one business combination, due primarily to our limited financing, and the dilution of interest for present and prospective shareholders, which is likely to occur as a result of our management's plan to offer a controlling interest to a target business in order to achieve a tax-free reorganization. This lack of diversification should be considered a substantial risk in investing in us, because it will not permit us to offset potential losses from one venture against gains from another.

The Company anticipates that the selection of a business combination will be complex and extremely risky. Because of general economic conditions, rapid technological advances being made in some industries and shortages of available capital, our management believes that there are numerous firms seeking even the limited additional capital that we will have and/or the perceived benefits of becoming a publicly traded corporation. Such perceived benefits of becoming a publicly traded corporation include, among other things, facilitating or improving the terms on which additional equity financing may be obtained, providing liquidity for the rincipals of and investors in a business, creating a means for providing incentive stock options or similar benefits to key employees, and offering greater flexibility in structuring acquisitions, joint ventures and the like through the issuance of stock. Potentially available business combinations may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

Sources of Business Opportunities

The Company intends to use various sources in its search for potential business opportunities, including its officers and directors, consultants, special advisors, securities broker-dealers, venture capitalists, members of the financial community and others who may present management with unsolicited proposals. Because of the Company's limited capital, it may not be able to retain on a fee basis professional firms specializing in business acquisitions and reorganizations. The Company will most likely have to rely on outside sources, not otherwise associated with the Company that will accept their compensation only after the Company has finalized a successful cquisition or merger. The Company will rely upon the expertise and contacts of such persons, use notices in written publications and personal contacts to find merger and acquisition candidates, the exact number of such contacts are dependent upon the skill and industriousness of the participants and the conditions of the marketplace. To date the Company has not engaged or entered into any definitive agreements nor understandings regarding retention of any consultant to assist the Company in its search for business opportunities, nor is management presently in a position to actively seek or retain any prospective consultants for these purposes.

The Company does not intend to restrict its search to any specific kind of industry or business. The Company may investigate and ultimately acquire a venture that is in its preliminary or development stage, is already in operation, or in various stages of its corporate existence and evelopment. Management cannot predict at this time the status or nature of any venture in which the Company may participate.
A potential venture might need additional capital or merely desire to have its shares publicly traded. The most likely scenario for a possible business arrangement ould involve the acquisition of, or merger with, an operating business that does not need additional capital, but which merely desires to establish a public trading market for its shares. Management believes that the Company could provide a potential public vehicle for a private ntity interested in becoming a publicly held corporation without the time and expense typically associated with an initial public offering.

Evaluation

Once the Company has identified a particular entity as a potential acquisition or merger candidate, management will seek to determine whether acquisition or merger is warranted or whether further investigation is necessary. Such determination will generally be based on management's knowledge and experience. See Item 5. Directors and Executive Officers. Management may elect to engage outside independent consultants to perform preliminary analysis of potential business opportunities. However, because of the Company's limited capital it may not have the necessary funds for a complete and exhaustive investigation of any particular opportunity. Management will not devote full time to finding a merger candidate and will continue to engage in outside nrelated activities.

In evaluating such potential business opportunities, the Company will consider, to the extent relevant to the specific opportunity, several factors including potential benefits to the Company and its shareholders; working capital, financial requirements and availability of additional financing; history of operation, if any; nature of present and expected competition; quality and experience of management; need for further research, development or exploration; potential for growth and expansion; potential for profits; and other factors deemed relevant to the specific opportunity.

Because the Company has not located or identified any specific business opportunity as of the date hereof, there may be unidentified risks that cannot be adequately expressed prior to the identification of a specific business opportunity. There can be no assurance following consummation of any acquisition or merger that the business venture will develop into a going concern or, if the business is already operating, that it will continue to operate successfully. Many of the potential business opportunities available to the Company may involve new and untested products, processes or market strategies which may not ultimately prove successful.

Form of Potential Acquisition or Merger

Presently the Company cannot predict the manner in which it might participate in a prospective business opportunity. Each separate potential opportunity will be reviewed and, upon the basis of that review, a suitable legal structure or method of participation will be chosen. The particular manner in which the Company participates in a specific business opportunity will depend upon the nature of that opportunity, the respective needs and desires of the Company and management of the opportunity, and the relative negotiating strength of the parties involved. Actual participation in a business venture may take the form of an asset urchase, lease, joint venture, license, partnership, stock purchase, reorganization, merger or consolidation. The Company may act directly or indirectly through an interest in a partnership, corporation, or other form of organization however, the Company does not intend to participate in opportunities through the purchase of minority stock positions.

Because of the Company's current status of inactivity since 2008 and its concomitant lack of assets and relevant operating history, it is likely that any potential merger or acquisition with another operating business will require substantial dilution to the Company's existing shareholders' interests. There will probably be a change in control of the Company, with the incoming owners of the targeted merger or acquisition candidate taking over control of the Company. Management has not established any guidelines as to the amount of control it will offer to prospective business opportunity candidates, since this issue will depend to a large degree on the economic strength and desirability of each candidate, nd the corresponding relative bargaining power of the parties. However, management will endeavor to negotiate the best possible terms for the benefit of the Company's shareholders as the case arises. anagement may actively negotiate or otherwise consent to the purchase of any portion of their Common Stock as a condition to, or in connection with, a proposed merger or acquisition. In such an event, existing shareholders may not be afforded an opportunity to approve or consent to any particular stock buy-out transactionManagement does not have any plans to borrow funds to compensate any persons, consultants, or promoters in conjunction with its efforts to find and acquire or merge with another business opportunity.

Management does not have any plans
to borrow funds to pay compensation to any prospective business opportunity, or shareholders, management, creditors, or other potential parties to the acquisition or merger. In either case, it is unlikely that the Company would be able to borrow significant funds for such purposes from any conventional lending sources. In all probability, a public sale of the Company's securities would also be unfeasible, and management does not contemplate any form of new public offering at this time. In the event that the Company does need to raise capital, it would most likely have to rely on the private sale of its securities.
Such a private sale would be limited to persons exempt under the Commission's Regulation D or other rule, or provision for exemption, if any applies. However, no private sales are contemplated by the Company's management at this time. If a private sale of the Company's securities is deemed appropriate in the future, management will endeavor to acquire funds on the best terms available to the Company. However, there can be no assurance that the Company will be able to obtain funding when and if needed, or that such funding, if available, can be obtained on terms reasonable or acceptable to the Company.

In the event of a successful acquisition or merger, a finder's fee, in the form of cash or securities of the Company, may be paid to persons instrumental in facilitating the transaction. The Company has not established any criteria or limits for the determination of a finder's fee, although most likely an appropriate finder's fee will be negotiated between the parties, including the potential business opportunity candidate, based upon economic considerations and reasonable value as estimated and mutually agreed upon at that time. A finder's fee would only be payable upon completion of the proposed acquisition or merger in the normal case, and management does not contemplate any other arrangement at this time. Current management has not in the past used any particular consultants, advisors or finders. Management has not actively undertaken a search for, or retention of, any finder's fee arrangement with any person. It is possible that a potential merger or acquisition candidate ould have its own finder's fee arrangement, or other similar business brokerage or investment banking arrangement, whereupon the terms may be overned by a pre-existing contract; in such case, the Company may be limited in its ability to affect the terms of compensation, but most likely the terms would be disclosed and subject to approval pursuant to submission of the proposed transaction to a vote of the Company's hareholders. Management cannot predict any other terms of a finder's fee arrangement at this time. If such a fee arrangement was proposed, independent management and directors would negotiate the best terms available to the Company so as not to compromise the fiduciary duties of the epresentative in the proposed transaction, and the Company would require that the proposed arrangement would be submitted to the shareholders for prior ratification in an appropriate manner.

Off-Balance Sheet Arrangements

Per SEC regulations, we are required to disclose our off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, such as changes in financial condition, revenues, expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors. We have no off-balance sheet arrangements.

Accounting for Acquisitions

In accordance with the guidance for business combinations, we determine whether a transaction or other event is a business combination, which requires that the assets acquired and liabilities assumed constitute a business. Each business combination is then accounted for by applying the acquisition method. If the assets acquired are not a business, we account for the transaction or other event as an asset acquisition. Under both methods, we recognize the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquired entity. In addition, for transactions that are business combinations, we evaluate the existence of goodwill or a gain from a bargain purchase. We capitalize acquisition-related costs and fees associated with asset acquisitions and immediately expense acquisition-related costs and fees associated with business combinations.

CRITICAL ACCOUNTING POLICIES

Our significant accounting policies are disclosed in Note 2 of our Unaudited Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

This Item does not apply to smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management conducted an evaluation, with the participation of our Chief Executive Officer, who is our principal executive officer and our principal financial and accounting officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended
(the Exchange Act) as of the end of the period covered by this registration statement on Form 10. Based on that evaluation, we concluded that because of the material weakness and significant deficiencies in our internal control over financial reporting, our disclosure controls and procedures ere not sufficient as of March 31, 2021. All such weaknesses and deficiencies are principally due to our lack of employees and financial resources.

                   PART II  OTHER INFORMATION

Item 1.  Legal Proceedings

Neither we nor any of our officers, directors, or holders of five percent or more of our Common Stock is a party to any pending legal proceedings and to the best of our knowledge, no such proceedings by or against us or our officers, or directors or holders of five percent or more of our Common Stock have been threatened or is pending against us.

Item 1A. Risk Factors

This Item does not apply to smaller reporting companies.

Item 2.  Unregistered  Sales of  Equity Securities and Use of Proceeds

On August 1, 2020, our sole director and officer agreed to purchase 800,000 post-split common shares for $100 cash payable upon the effectiveness of the 10,000 for 1 reverse split which occurred on March 10, 2021.

Description of Common Stock

We are authorized to issue 250,000,000 shares of our Common Stock, no par value (the Common Stock). Each share of the Common Stock is entitled to share equally with each other share of Common Stock in dividends from sources legally available therefor, when, and if, declared by our board of directors and, upon our liquidation or dissolution, whether voluntary or involuntary, to share equally in the assets of the Company that are available for distribution to the holders of the Common Stock. Each holder of Common
Stock is entitled to one vote per share for all purposes, except that in the election of directors, each holder shall have the right to vote such number of shares for s many persons as there are directors to be elected. Cumulative voting shall not be allowed in the election of directors or for any other purpose, and the holders of Common Stock have no preemptive rights, edemption rights or rights of conversion with respect to the Common Stock. Our board of directors is authorized to issue additional shares of our Common Stock within the limits authorized by our Articles of Incorporation and without stockholder action. All shares of Common Stock have equal voting rights, and oting rights are not cumulative.

As of April 19, 2021, there are 888,579 shares of our common stock issued and outstanding.

Description of Preferred Stock

Of the 50,000,000 authorized shares of preferred stock, 1,000,000 shares have been designated as Class A, 1,000,000 shares as Class B, and the remaining 48,000,000 shares are undesignated.

Each share of Class A preferred is entitled to 100 votes on all matters presented to the Company's shareholders for action. The Class A does not have any liquidation preference, additional voting rights, anti-dilution rights, or any other preferential rights.

Each share of Class B preferred is convertible into 10 shares of the Company's Common Stock. The Class B preferred does not have any liquidation preference, voting rights, other conversion rights, anti-dilution rights, or any other preferential rights.

There are no preferred shares issued and outstanding.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit
Number  Description
---------- ----------------
31.1 Certification Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

31.2 Certification Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


 	                        SIGNATURES

 	Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 30, 2021  Conectisys Corporation   /s/ Danilo Cacciamatta
                      -----------------------  -------------------------
                        (Registrant)           (Chief Executive Officer)