Form 10-Q
period 2021-06-30
CONECTISYS CORP
filed 2021-08-02
CIK 790273

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ______________

Commission file number: 33-3560 D

CONECTISYS CORPORATION

(Name of registrant as specified in its charter)

Colorado	84-1017107
(State or other jurisdiction of Incorporation or Organization)	(I.R.S. Employer identification No.)

14308 S. Gosss Road, Cheney, Washington	99004
(Address of principal executive offices	(Zip Code)

(949) 929-5455

(Registrant’s telephone number, including area code)

(Former name or former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
None	None	None

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐     No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐     No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated Filer ☐	Accelerated Filer ☐
Non-accelerated Filer ☐	Smaller reporting company ☒
Emerging Growth Company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒    No ☐

The number of shares outstanding of the registrant’s common stock, par value $0 per share, as of July 30, 2021, was 888,579.

Conectisys Corporation

Part I - Financial Information

Item 1. Unaudited Financial Statements

CONECTISYS CORPORATION

UNAUDITED CONDENSED BALANCE SHEETS

	June 30, 2021	September 30, 2020
Cash	$–	$–

TOTAL ASSETS	–	–

LIABILITIES AND DEFICIT

Current liabilities
Accrued liabilities	30,645	27,366

Total liabilities	$30,645	$27,366

Commitments and contingencies	–	–

Stockholders' Deficit
Preferred stock	–	–
Common stock - no par value; 250,000,000 shares authorized 888,579 shares issued and outstanding*	$32,246,441	$32,246,441
Subscription receivable	–	(100)
(Accumulated deficit)	(32,277,086)	(32,273,707)
Deficit	(30,645)	(27,366)

TOTAL LIABILITIES AND DEFICIT	$–	$–

* On March 10, 2021, the Company implemented a 10,000 to 1 reverse split of the issued and outstanding shares of its common stock. Except for shares authorized, all references to number of shares and per share information in these unaudited financial statements have been retroactively adjusted to reflect such split.

See notes to the unaudited financial statements.

CONECTISYS CORPORATION

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Nine Months Ended June 30,
	2021	2020

REVENUE	$–	$–

COST OF REVENUE	–	–

GROSS PROFIT (LOSS)	–	–

GENERAL AND ADMINISTRATIVE EXPENSES	3,379	1,396

NET (LOSS)	(3,379)	(1,396)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES*
Basic and diluted	$888,579	$88,579

(LOSS) PER SHARE
Basic and diluted	$(0.00)	$(0.02)

* On March 10, 2021, the Company implemented a 10,000 to 1 reverse split of the issued and outstanding shares of its common stock. Except for shares authorized, all references to number of shares and per share information in these unaudited financial statements have been retroactively adjusted to reflect such split.

See notes to the unaudited financial statements.

CONECTISYS CORPORATION

UNAUDITED CONDENSED STATEMENT OF CHANGES IN DEFICIT

	Common Stock*		Subscription	Accumulated
	Shares	Amount	receivable	deficit	Total
Balance, September 30, 2020	888,579	$32,246,441	$(100)	$(32,273,707)	$(27,366)
Subscription paid	–	–	100	–	100
Net loss	–	–	–	(3,379)	(3,379)
Balance, June 30, 2021	888,579	$32,246,441	$–	$(32,277,086)	$(30,645)

* On March 10, 2021, the Company implemented a 10,000 to 1 reverse split of the issued and outstanding shares of its common stock. Except for shares authorized, all references to number of shares and per share information in these unaudited financial statements have been retroactively adjusted to reflect such split.

See notes to the unaudited financial statements.

CONECTISYS CORPORATION

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended June 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(3,379)	$(1,396)
Adjustments to reconcile net (loss) to cash provided by (used in) operating activities:
Change in operating assets and liabilities
Accrued liabilities	3,279	1,396
Net cash used in operating activities	(100)	–

CASH FLOWS FROM INVESTING ACTIVITIES	100	–

CASH FLOWS FROM FINANCING ACTIVITIES	–	–

CHANGES IN CASH	–	–

CASH AND CASH EQUIVALENT, beginning of period	–	–

CASH AND CASH EQUIVALENT, end of period	$–	$–

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income tax	$–	$–
Cash paid for interest	$–	$–

See notes to the consolidated financial statements

Conectisys Corporation

Notes to Unaudited Financial Statements

June 30, 2021

Note 1 - Nature of business and organization

ConectiSys Corporation (the “Company”) was incorporated in Colorado on February 2, 1986 under the name Coastal Financial Corp. On December 5, 1994, Coastal Financial Corp. changed its name to BDR Industries, Inc. which changed its name on October 16, 1995, to Conectisys Corporation.

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

As of June 30, 2008, Conectisys had notes payable aggregating $6,633,312.

Of this total, several five-year notes aggregating $3,082,655 were payable to NIR & Affiliates. NIR was a mutual fund run by Corey Ribotsky. NIR provided Conectisys with significant funding from 2002 through 2008 in the form of convertible notes with stock conversion at a significant discount to the market (up to 80% at times) commonly known as a “pipe”. In March 2008 NIR provided the last of its funding to Conectisys.

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

Conectisys was a victim of predatory lending by Corey Ribotsky and his NIR Group, as evidenced by a civil complaint filed by the U.S. Securities & Exchange Commission (“SEC”) against Mr. Ribotsky, NIR and others on September 28, 2011 in Federal Court in the Eastern District of New York.

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

Operations: None

Customers: None

Employees: None

Note 2 Basis of Presentation and Summary of significant accounting policies

Basis of presentation

The accompanying financial statements have been prepared in accordance with the generally accepted accounting principles in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities Exchange Commission (“SEC”). The Company’s fiscal year ends on September 30.

Cash and cash equivalents

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

As a result of the implementation of certain provisions of ASC 740, Income Taxes (“ASC 740”), which clarify the accounting and disclosure for uncertainty in tax position, as defined, ASC 740 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. The Company has adopted the provisions of ASC 740 and has analyzed filing positions in each of the federal and state jurisdictions where the Company is required to file income tax returns, as well as open tax years in such jurisdictions. The Company has identified the U.S. federal jurisdiction, and the states of Nevada and California, as its major tax jurisdictions. However, the Company has certain tax attribute carryforwards, which will remain subject to review and adjustment by the relevant tax authorities until the statute of limitations closes with respect to the year in which such attributes are utilized.

The Company believes that its income tax filing positions and deductions will be sustained on audit and do not anticipate any adjustments that will result in a material change to its financial position. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to ASC 740. The Company’s policy for recording interest and penalties associated with income-based tax audits is to record such items as a component of income taxes.

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

Subsequent event

The Company evaluated subsequent events and transactions after June 30, 2021 through the date that these unaudited financial statements are available to be issued. There are no material subsequent events that required recognition or additional disclosure in the financial statements.

Going concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. Additional capital infusion is necessary in order to fund current expenditures, acquire business opportunities and achieve profitable operations. This factor raises substantial doubt about the Company’s ability to continue as a going concern.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations Our Company

Conectisys Corporation, a Colorado corporation (“Conectisys” , the “Company, “we”, us” or “our”) is a shell company seeking to create value for its shareholders by merging with another entity with experienced management and opportunities for growth in return for shares of our Common Stock.

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

We filed our last Form 10-Q for the nine months ended June 30, 2021, on July 30, 2021.

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

We intend to seek, investigate and, if such investigation warrants, acquire an interest in business opportunities presented to us by persons or firms which desire to seek the advantages of an issuer who has complied with the Securities Act of 1934 (the “1934 Act”). We will not restrict our search to any specific business, industry or geographical location, and we may participate in business ventures of virtually any nature. This discussion of our proposed business is purposefully general and is not meant to be restrictive of our unlimited discretion to search for and enter into potential business opportunities. We anticipate that we may be able to participate in only one potential business venture because of our lack of financial resources. We may seek a business opportunity with entities which have recently commenced operations, or that desire to utilize the public marketplace in order to raise additional capital in order to expand into new products or markets, to develop a new product or service, or for other corporate purposes. All of these activities have risk to investors including dilution and management.

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

The analysis of new business opportunities will be undertaken by, or under the supervision of, our Board of Directors. We intend to concentrate on identifying preliminary prospective business opportunities which may be brought to our attention through present associations of our director, professional advisors or by our stockholders. In analyzing prospective business opportunities, we will consider such matters as (i) available technical, financial and managerial resources; (ii) working capital and other financial requirements; (iii) history of operations, if any, and prospects for the future; (iv) nature of present and expected competition; (v) quality, experience and depth of management services; (vi) potential for further research, development or exploration; (vii) specific risk factors not now foreseeable but that may be anticipated to impact the proposed activities of the company; (viii) potential for growth or expansion; (ix) potential for profit; (x) public recognition and acceptance of products, services or trades; (xi) name identification; and (xii) other factors that we consider relevant. As part of our investigation of the business opportunity, we expect to meet personally with management and key personnel. To the extent possible, we intend to utilize written reports and personal investigation to evaluate the above factors.

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

While the actual terms of a transaction cannot be predicted, it is expected that the parties to any business transaction on will find it desirable to avoid the creation of a taxable event and thereby structure the business transaction in a so-called “tax-free” reorganization under Sections 368(a) (1) or 351 of the Internal Revenue Code (the “Code”). In order to obtain tax-free treatment under the Code, it may be necessary for the owner of the acquired business to own 80% or more of the voting stock of the surviving entity. In such event, our stockholders would retain less than 20% of the issued and outstanding shares of the surviving entity. This would result in significant dilution in the equity of our stockholders.

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

With respect to any merger or acquisition, and depending upon, among other things, the target company’s assets and liabilities, our stockholders will in all likelihood hold a substantially lesser percentage ownership interest in us following any merger or acquisition. The percentage ownership may be subject to significant reduction in the event we acquire a target company with assets and expectations of growth. Any merger or acquisition can be expected to have a significant dilutive effect on the percentage of shares held by our stockholders.

We will participate in a business opportunity only after the negotiation and execution of appropriate written business agreements. Although the terms of such agreements cannot be predicted, generally we anticipate that such agreements will (i) require specific representations and warranties by all of the parties; (ii) specify certain events of default; (iii) detail the terms of closing and the conditions which must be satisfied by each of the parties prior to and after such closing; (iv) outline the manner of bearing costs, including costs associated with the Company’s attorneys and accountants; (v) set forth remedies on defaults; and (vi) include miscellaneous other terms.

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

Investment Company Act 1940

Although we will be subject to regulation under the Securities Act of 1933, as amended, and the 1934 Act, we believe we will not be subject to regulation under the Investment Company Act of 1940 (the “1940 Act”) insofar as we will not be engaged in the business of investing or trading in securities. In the event we engage in business combinations that result in us holding passive investment interests in a number of entities, we could be subject to regulation under the 1940 Act. In such event, we would be required to register as an investment company and incur significant registration and compliance costs. We have obtained no formal determination from the SEC as to our status under the 1940 Act and, consequently, any violation of the 1940 Act would subject us to material adverse consequences. We believe that, currently, we are exempt under Regulation 3a-2 of the 1940 Act.

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

The Company does not currently engage in any business activities that provide cash flow. The costs of investigating and analyzing business combinations and administering the Company’s business for the next 12 months are estimated to be as follows:

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

None of our officers or directors has had any preliminary contact or discussions with any representative of any other entity regarding a business combination with us. Any target business that is selected may be a financially unstable company or an entity in its early stages of development or growth, including entities without established records of sales or earnings. In that event, we will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, we may effect a business combination with an entity in an industry characterized by a high level of risk, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks.

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

The Company anticipates that the selection of a business combination will be complex and extremely risky. Because of general economic conditions, rapid technological advances being made in some industries and shortages of available capital, our management believes that there are numerous firms seeking even the limited additional capital that we will have and/or the perceived benefits of becoming a publicly traded corporation. Such perceived benefits of becoming a publicly traded corporation include, among other things, facilitating or improving the terms on which additional equity financing may be obtained, providing liquidity for the principals of and investors in a business, creating a means for providing incentive stock options or similar benefits to key employees, and offering greater flexibility in structuring acquisitions, joint ventures and the like through the issuance of stock. Potentially available business combinations may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

Sources of Business Opportunities

The Company intends to use various sources in its search for potential business opportunities, including its officers and directors, consultants, special advisors, securities broker-dealers, venture capitalists, members of the financial community and others who may present management with unsolicited proposals. Because of the Company’s limited capital, it may not be able to retain on a fee basis professional firms specializing in business acquisitions and reorganizations. The Company will most likely have to rely on outside sources, not otherwise associated with the Company that will accept their compensation only after the Company has finalized a successful acquisition or merger. The Company will rely upon the expertise and contacts of such persons, use notices in written publications and personal contacts to find merger and acquisition candidates, the exact number of such contacts are dependent upon the skill and industriousness of the participants and the conditions of the marketplace. To date the Company has not engaged or entered into any definitive agreements nor understandings regarding retention of any consultant to assist the Company in its search for business opportunities, nor is management presently in a position to actively seek or retain any prospective consultants for these purposes.

The Company does not intend to restrict its search to any specific kind of industry or business. The Company may investigate and ultimately acquire a venture that is in its preliminary or development stage, is already in operation, or in various stages of its corporate existence and development. Management cannot predict at this time the status or nature of any venture in which the Company may participate. A potential venture might need additional capital or merely desire to have its shares publicly traded. The most likely scenario for a possible business arrangement could involve the acquisition of, or merger with, an operating business that does not need additional capital, but which merely desires to establish a public trading market for its shares. Management believes that the Company could provide a potential public vehicle for a private entity interested in becoming a publicly held corporation without the time and expense typically associated with an initial public offering.

Evaluation

Once the Company has identified a particular entity as a potential acquisition or merger candidate, management will seek to determine whether acquisition or merger is warranted or whether further investigation is necessary. Such determination will generally be based on management’s knowledge and experience. See ”Item 5. Directors and Executive Officers”. Management may elect to engage outside independent consultants to perform preliminary analysis of potential business opportunities. However, because of the Company’s limited capital it may not have the necessary funds for a complete and exhaustive investigation of any particular opportunity. Management will not devote full time to finding a merger candidate and will continue to engage in outside unrelated activities.

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

Form of Potential Acquisition or Merger

Presently the Company cannot predict the manner in which it might participate in a prospective business opportunity. Each separate potential opportunity will be reviewed and, upon the basis of that review, a suitable legal structure or method of participation will be chosen. The particular manner in which the Company participates in a specific business opportunity will depend upon the nature of that opportunity, the respective needs and desires of the Company and management of the opportunity, and the relative negotiating strength of the parties involved. Actual participation in a business venture may take the form of an asset purchase, lease, joint venture, license, partnership, stock purchase, reorganization, merger or consolidation. The Company may act directly or indirectly through an interest in a partnership, corporation, or other form of organization however, the Company does not intend to participate in opportunities through the purchase of minority stock positions.

Because of the Company’s current status of inactivity since 2008 and its concomitant lack of assets and relevant operating history, it is likely that any potential merger or acquisition with another operating business will require substantial dilution to the Company’s existing shareholders’ interests. There will probably be a change in control of the Company, with the incoming owners of the targeted merger or acquisition candidate taking over control of the Company. Management has not established any guidelines as to the amount of control it will offer to prospective business opportunity candidates, since this issue will depend to a large degree on the economic strength and desirability of each candidate, and the corresponding relative bargaining power of the parties. However, management will endeavor to negotiate the best possible terms for the benefit of the Company’s shareholders as the case arises. Management may actively negotiate or otherwise consent to the purchase of any portion of their Common Stock as a condition to, or in connection with, a proposed merger or acquisition. In such an event, existing shareholders may not be afforded an opportunity to approve or consent to any particular stock buy-out transaction. Management does not have any plans to borrow funds to compensate any persons, consultants, or promoters in conjunction with its efforts to find and acquire or merge with another business opportunity.

Management does not have any plans to borrow funds to pay compensation to any prospective business opportunity, or shareholders, management, creditors, or other potential parties to the acquisition or merger. In either case, it is unlikely that the Company would be able to borrow significant funds for such purposes from any conventional lending sources. In all probability, a public sale of the Company’s securities would also be unfeasible, and management does not contemplate any form of new public offering at this time. In the event that the Company does need to raise capital, it would most likely have to rely on the private sale of its securities. Such a private sale would be limited to persons exempt under the Commission’s Regulation D or other rule, or provision for exemption, if any applies. However, no private sales are contemplated by the Company’s management at this time. If a private sale of the Company’s securities is deemed appropriate in the future, management will endeavor to acquire funds on the best terms available to the Company. However, there can be no assurance that the Company will be able to obtain funding when and if needed, or that such funding, if available, can be obtained on terms reasonable or acceptable to the Company.

In the event of a successful acquisition or merger, a finder’s fee, in the form of cash or securities of the Company, may be paid to persons instrumental in facilitating the transaction. The Company has not established any criteria or limits for the determination of a finder’s fee, although most likely an appropriate finder’s fee will be negotiated between the parties, including the potential business opportunity candidate, based upon economic considerations and reasonable value as estimated and mutually agreed upon at that time. A finder’s fee would only be payable upon completion of the proposed acquisition or merger in the normal case, and management does not contemplate any other arrangement at this time. Current management has not in the past used any particular consultants, advisors or finders. Management has not actively undertaken a search for, or retention of, any finder’s fee arrangement with any person. It is possible that a potential merger or acquisition candidate would have its own finder’s fee arrangement, or other similar business brokerage or investment banking arrangement, whereupon the terms may be overturned by a pre-existing contract; in such case, the Company may be limited in its ability to affect the terms of compensation, but most likely the terms would be disclosed and subject to approval pursuant to submission of the proposed transaction to a vote of the Company’s shareholders. Management cannot predict any other terms of a finder’s fee arrangement at this time. If such a fee arrangement was proposed, independent management and directors would negotiate the best terms available to the Company so as not to compromise the fiduciary duties of the representative in the proposed transaction, and the Company would require that the proposed arrangement would be submitted to the shareholders for prior ratification in an appropriate manner.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management conducted an evaluation, with the participation of our Chief Executive Officer, who is our principal executive officer and our principal financial and accounting officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act” as of the end of the period covered by this registration statement on Form 10. Based on that evaluation, we concluded that because of the material weakness and significant deficiencies in our internal control over financial reporting, our disclosure controls and procedures ere not sufficient as of June 30, 2021. All such weaknesses and deficiencies are principally due to our lack of employees and financial resources.

PART II - OTHER INFORMATION

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

Description of Common Stock

We are authorized to issue 250,000,000 shares of our Common Stock, no par value (the "Common Stock"). Each share of the Common Stock is entitled to share equally with each other share of Common Stock in dividends from sources legally available therefor, when, and if, declared by our board of directors and, upon our liquidation or dissolution, whether voluntary or involuntary, to share equally in the assets of the Company that are available for distribution to the holders of the Common Stock. Each holder of Common Stock is entitled to one vote per share for all purposes, except that in the election of directors, each holder shall have the right to vote such number of shares for as many persons as there are directors to be elected. Cumulative voting shall not be allowed in the election of directors or for any other purpose, and the holders of Common Stock have no preemptive rights, redemption rights or rights of conversion with respect to the Common Stock. Our board of directors is authorized to issue additional shares of our Common Stock within the limits authorized by our Articles of Incorporation and without stockholder action. All shares of Common Stock have equal voting rights, and voting rights are not cumulative.

As of July 30, 2021, there are 888,579 shares of our common stock issued and outstanding.

Description of Preferred Stock

Of the 50,000,000 authorized shares of preferred stock, 1,000,000 shares have been designated as Class A, 1,000,000 shares as Class B, and the remaining 48,000,000 shares are undesignated.

Each share of Class A preferred is entitled to 100 votes on all matters presented to the Company’s shareholders for action. The Class A does not have any liquidation preference, additional voting rights, anti-dilution rights, or any other preferential rights.

Each share of Class B preferred is convertible into 10 shares of the Company’s Common Stock. The Class B preferred does not have any liquidation preference, voting rights, other conversion rights, anti-dilution rights, or any other preferential rights.

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

Date: August 2, 2021

Conectisys Corporation	/s/ Danilo Cacciamatta
(Registrant)	Danilo Cacciamatta
(Chief Executive Officer)

