Form 10-K
period 2020-09-30
CONECTISYS CORP
filed 2021-08-31
CIK 790273

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2020

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ______________

Commission file number: 033-03560-D

CONECTISYS CORPORATION

(Exact name of registrant as specified in its charter)

Colorado	84-1017107
(State or other jurisdiction of Incorporation or Organization)	(I.R.S. Employer identification No.)

14308 S. Gosss Road, Cheney, Washington	99004
(Address of principal executive offices)	(Zip Code)

(949) 929-5455

(Registrant’s telephone number, including area code)

(Former name or former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
None	None	None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐  No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☒    No  ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $0.00.

As of August 31, 2021, there were 888,579 shares of the registrant’s common stock outstanding.

The Company has not issued (1) any annual report to security holders, (2) any proxy or information statement and (3) any prospectus pursuant to Rule 424(b) or (c) under the Securities Act of 1933 during its last two fiscal years and through the date of filing of this Form.

CONECTISYS CORPORATION

ANNUAL REPORT ON FORM 10-K

FISCAL YEAR ENDED SEPTEMBER 30, 2020

i

PART I

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements. Except as required by law, we undertake no duty to update any forward-looking statement after the date of this report, either to conform any statement to reflect actual results or to reflect the occurrence of unanticipated events.

ITEM 1. BUSINESS

Our Company

Conectisys Corporation, a Colorado corporation (“Conectisys”, the “Company, “we”, “us” or “our”), is a publicly quoted shell company seeking to create value for its shareholders by merging with another entity with experienced management and opportunities for growth in return for shares of our common stock.

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

Our activities are subject to several significant risks, which arise primarily as a result of the fact that we have no specific business, and may acquire or participate in a business opportunity based on the decision of management, which potentially could act without the consent, vote, or approval of our shareholders. The risks faced by us are further increased as a result of its lack of resources and our inability to provide a prospective business opportunity with significant capital.

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

While the actual terms of a transaction cannot be predicted, it is expected that the parties to any business transaction on will find it desirable to avoid the creation of a taxable event and thereby structure the business transaction in a so-called “tax-free” reorganization under Sections 368(a)(1) or 351 of the Internal Revenue Code (the “Code”). In order to obtain tax-free treatment under the Code, it may be necessary for the owner of the acquired business to own 80% or more of the voting stock of the surviving entity. In such event, our stockholders would retain less than 20% of the issued and outstanding shares of the surviving entity. This would result in significant dilution in the equity of our stockholders.

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

Intellectual Property

We own no intellectual property.

Employees

We have no full time executive, operational, or clerical staff. Mr. Cacciamatta has been the sole director and sole officer of the Company since August 1, 2020.

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

The factors affecting our future performance are listed and explained below under the section “Risk Factors”.

ITEM 1A. RISK FACTORS

We need to find financing for our business idea which is uncertain and risky.

Our plan of operation is to obtain debt or equity finance to meet our ongoing operating expenses and attempt to merge with another entity with experienced management and opportunities for growth in return for shares of our common stock to create value for our shareholders. There can be no assurance that any of the events can be successfully completed, that any such business will be identified or that any stockholder will realize any return on their shares after such a transaction has been completed. In particular, there is no assurance that any such business will be located or that any stockholder will realize any return on their shares after such a transaction. Any merger or acquisition completed by us can be expected to have a significant dilutive effect on the percentage of shares held by our current stockholders.

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

You should be aware that there are various risks associated with our business, including the risks discussed below. You should carefully consider these risk factors, as well as the other information contained in this Registration Statement, in evaluating our business and us.

Rather than our previous operating business, our business is now to seek to raise the debt and/or equity to meet our ongoing operating expenses and attempt to merge with another entity with experienced management and opportunities for growth in return for shares of our common stock to create value for our shareholders. There can be no assurance that this series of events will be successfully completed or that any stockholder will realize any return on their shares after the new business plan has been implemented.

WE HAVE INCURRED SIGNIFICANT LOSSES AND ANTICIPATE FUTURE LOSSES

As of September 30, 2020, we had an accumulated deficit of $32,273,707 and a stockholders’ deficit of $27,366.

Future losses are likely to occur until we may be able to merge with another entity with experienced management and opportunities for growth in return for shares of our common stock to create value for our shareholders as we have no sources of income to meet our operating expenses.

OUR EXISTING FINANCIAL RESOURCES ARE INSUFFICIENT TO MEET OUR ONGOING OPERATING EXPENSES

We have no sources of income at this time and no existing cash balances to meet our ongoing operating expenses. In the short term, unless we are able to raise additional debt and/or equity we shall be unable to meet our ongoing operating expenses. On a longer-term basis, we intend to raise the debt and/or equity to meet our ongoing operating expenses and merge with another entity with experienced management and opportunities for growth in return for shares of our common stock to create value for our shareholders. There can be no assurance that this series of events will be successfully completed.

WE BELIEVE THAT OUR FORMER LIABILITIES HAVE BECOME STATUTE BARRED DUE TO THEIR AGE.

Effective April 1, 2017, all of our liabilities including options and warrant obligations that had been outstanding as of that date became statute barred under New York State law.

Certain of our former creditors may disagree that our liabilities owed to them are no longer outstanding because they have become statute barred. If these former creditors were to successfully challenge the fact that our liabilities to them are no longer outstanding because they have become statute barred, we do not have the funds available to settle these liabilities. If these former liabilities were held to be valid and outstanding it is unlikely that we would be able to merge with another entity with experienced management and opportunities for growth in return for shares of our common stock to create value for our shareholders.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We do not own or lease any properties.

The Company has no properties and no agreements to acquire any properties. The Company currently uses an office provided by Mr. Cacciamatta, the Company’s President and CEO, at no cost to the Company. Mr. Cacciamatta has agreed to continue this arrangement until the Company completes an acquisition or merger. We presently do not own any equipment, and do not intend to purchase or lease any equipment prior to or upon completion of a business combination.

ITEM 3. LEGAL PROCEEDINGS

Neither we nor any of our officers, directors, or holders of five percent or more of its common stock is a party to any pending legal proceedings and to the best of our knowledge, no such proceedings by or against us or our officers, or directors or holders of five percent or more of its common stock have been threatened or is pending against us.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES

Market Price and Stockholder Matters

Shares of our common stock trade in the pink sheets market and quotations for the common stock are listed in the "Pink Sheets" produced by the OTC Markets under the symbol "CONC". The following table sets forth for the respective periods indicated the prices of our common stock in this market as reported and summarized by the National Quotation Bureau. Such prices are based on inter-dealer bid and asked prices, without markup, markdown, commissions, or adjustments and may not represent actual transactions.

During the fiscal years ended September 30, 2020 and 2019 CONC had a trading history as follows:

	HIGH*	LOW*
Fiscal Year 2019:

September 30, 2018	$0.0005	$.0002
December 31, 2019	$.0003	$.0001
March 31, 2019	$.0001	$.0001
June 30, 2019	$.0001	$.0001

Fiscal Year 2020:

September 30, 2019	$.0003	$.0002
December 31, 2019	$.0002	$.0001
March 31, 2020	$.0014	$.0004
June 30, 2020	$.0005	$.0003

* The above prices are historical, not reflective of the 10,000 to 1 reverse split of March 10, 2021.

Last Reported Price

On March 19, 2021, the last reported bid price of our shares of common stock reported on the Pink Sheets was $0.005 per share.

Record Holders

There were 325 holders of record as of March 21, 2021; however, we believe the number of beneficial holders of our shares of common stock to be approximately 350. In many instances, a registered stockholder is a broker or other entity holding shares in street name for one or more customers who beneficially own the shares.

Transfer Agent

Our transfer agent is Signature Stock Transfer, Inc. 14673 Midway Road, Suite 220, Addison, Texas 75001. Their telephone number is (972) 612-4120.

Dividend Policy

We have never paid cash dividends and have no plans to do so in the foreseeable future. Our future dividend policy will be determined by our board of directors and will depend upon a number of factors, including our financial condition and performance, our cash needs and expansion plans, income tax consequences, and the restrictions that applicable laws, any future preferred stock instruments, and any future credit arrangements may then impose.

Penny Stock

Penny Stock Regulation Broker-dealer practices in connection with transactions in "penny stocks" are regulated by certain penny stock rules adopted by the Securities and Exchange Commission. Penny stocks generally are equity securities with a price of less than $5.00. Excluded from the penny stock designation are securities registered on certain national securities exchanges or quoted on NASDAQ, provided that current price and volume information with respect to transactions in such securities is provided by the exchange/system or sold to established customers or accredited investors.

The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in connection with the transaction, and the monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules generally require that prior to a transaction in a penny stock, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction.

These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules. As our securities have become subject to the penny stock rules, investors may find it more difficult to sell their securities.

ITEM 6. (Reserved)

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

We have no assets, minor liabilities and administrative expenses.

WE INTEND TO PURSUE THE ACQUISITION OF AN OPERATING BUSINESS

Our sole strategy is to acquire an operating business. Successful implementation of this strategy depends on our ability to identify a suitable acquisition candidate, acquire such company on acceptable terms and integrate its operations. In pursuing acquisition opportunities, we compete with other companies with similar strategies. Competition for acquisition targets may result in increased prices of acquisition targets and a diminished pool of companies available for acquisition. Acquisitions involve multiple other risks, including risks of acquiring undisclosed or undesired liabilities, acquired in-process technology, stock compensation expense, diversion of management attention, potential disputes with the seller of one or more acquired entities and possible failure to retain key acquired personnel. Any acquired entity or assets may not perform relative to our expectations. Our ability to meet these challenges has not been established.

SCARCITY OF, AND COMPETITION FOR, BUSINESS OPPORTUNITIES AND COMBINATIONS

We believe we are an insignificant participant among the firms which engage in the acquisition of business opportunities. There are many established venture capital and financial concerns that have significantly greater financial and personnel resources and technical expertise than we have. Nearly all such entities have significantly greater financial resources, technical expertise and managerial capabilities than us and, consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. Moreover, we will also compete in seeking merger or acquisition candidates with numerous other small public companies. In view of our limited financial resources and limited management availability, we will continue to be at a significant competitive disadvantage compared to our competitors.

WE HAVE NOT EXECUTED ANY FORMAL AGREEMENT FOR A BUSINESS COMBINATION OR OTHER TRANSACTION AND HAVE ESTABLISHED NO STANDARDS FOR BUSINESS COMBINATIONS

We have not executed any formal arrangement, agreement or understanding with respect to engaging in a merger with, joint venture with or acquisition of a private or public entity. There can be no assurance that we will be successful in identifying and evaluating suitable business opportunities or in concluding a business combination. We have not identified any particular industry or specific business within an industry for evaluation. There is no assurance we will be able to negotiate a business combination on terms favorable, if at all. We have not established a specific length of operating history or specified level of earnings, assets, net worth or other criteria which we will require a target business opportunity to have achieved, and without which we would not consider a business combination. Accordingly, we may enter into a business combination with a business opportunity having no significant operating history, losses, limited or no potential for earnings, limited assets, negative net worth or other negative characteristics.

WE MAY BE NEGATIVELY AFFECTED BY ADVERSE GENERAL ECONOMIC CONDITIONS

Current conditions in domestic and global economies are extremely uncertain. Adverse changes may occur as a result of softening global economies, wavering consumer confidence caused by the threat of terrorism and war, and other factors capable of affecting economic conditions. Such changes could have a material adverse effect on our business, financial condition, and results of operations.

BECAUSE OUR PRINCIPAL SHAREHOLDER CONTROLS OUR ACTIVITIES, HE MAY CAUSE US TO ACT IN A MANNER THAT IS MOST BENEFICIAL TO HIMSELF AND NOT TO OTHER SHAREHOLDERS WHICH COULD CAUSE US NOT TO TAKE ACTIONS THAT OUTSIDE INVESTORS MIGHT VIEW FAVORABLY

Our principal shareholder owns approximately 95% of our outstanding common stock. As a result, he effectively controls all matters requiring stockholder approval, including the election of directors, the approval of significant corporate transactions, such as mergers and related party transaction. These insiders also have the ability to delay or perhaps even block, by their ownership of our stock, an unsolicited tender offer. This concentration of ownership could have the effect of delaying, deterring or preventing a change in control of our company that you might view favorably.

OUR DIRECTORS MAY HAVE CONFLICTS OF INTEREST WHICH MAY NOT BE RESOLVED FAVORABLY TO US.

Certain conflicts of interest may exist between our sole director and us. Our sole Director has other business interests to which he devotes his attention and may be expected to continue to do so although management time should be devoted to our business. As a result, conflicts of interest may arise that can be resolved only through exercise of such judgment as is consistent with fiduciary duties to us. See "Directors and Executive Officers" and "Conflicts of Interest." below.

WE MAY DEPEND UPON OUTSIDE ADVISORS, WHO MAY NOT BE AVAILABLE ON REASONABLE TERMS AND AS NEEDED.

To supplement the business experience of our officers and directors, we may be required to employ accountants, technical experts, appraisers, attorneys, or other consultants or advisors. Our Board without any input from stockholders will make the selection of any such advisors. Furthermore, it is anticipated that such persons may be engaged on an "as needed" basis without a continuing fiduciary or other obligation to us. In the event we consider it necessary to hire outside advisors, we may elect to hire persons who are affiliates, if they are able to provide the required services.

REDUCTION OF PERCENTAGE SHARE OWNERSHIP FOLLOWING BUSINESS COMBINATION AND DILUTION TO STOCKHOLDERS

Our primary plan of operation is based upon a business combination with a private concern which, in all likelihood, would result in us issuing securities to stockholders of such private company. The issuance of previously authorized and unissued shares of our common stock would result in reduction in percentage of shares owned by present and prospective stockholders and may result in a change in control or management. In addition, any merger or acquisition can be expected to have a significant dilutive effect on the percentage of the shares held our stockholders.

THE REGULATION OF PENNY STOCKS BY SEC AND FINRA MAY HAVE AN EFFECT ON THE TRADABILITY OF OUR SECURITIES.

Our securities are currently listed on the Pink Sheets and we are currently seeking to have them listed on the over the counter bulletin board. Our shares are subject to a Securities and Exchange Commission rule that imposes special sales practice requirements upon broker-dealers who sell such securities to persons other than established customers or accredited investors. For purposes of the rule, the phrase "accredited investors" means, in general terms, institutions with assets in excess of $5,000,000, or individuals having a net worth in excess of $1,000,000 or having an annual income that exceeds $200,000 (or that, when combined with a spouse's income, exceeds $300,000).

For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser's written agreement to the transaction prior to the sale. Consequently, the rule may affect the ability of broker-dealers to sell our securities and the ability of purchasers in this offering to sell their securities in any market that might develop.

In addition, the Securities and Exchange Commission has adopted multiple rules to regulate "penny stocks." Such rules include Rules 3a51-1, 15g-1, 15g-2, 15g-3, 15g-4, 15g-5, 15g-6, 15g-7, and 15g-9 under the Securities and Exchange Act of 1934, as amended. Because our securities constitute "penny stocks" within the meaning of the rules, the rules would apply to us and to our securities. The rules may further affect the ability of owners of Shares to sell our securities in any market that might develop for them.

Shareholders should be aware that, according to Securities and Exchange Commission, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) "boiler room" practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (iv) excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and (v) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired consequent investor losses. Our management is aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities.

The shares of our common stock may be thinly-traded on the Pink Sheets, meaning that the number of persons interested in purchasing our shares of common stock at or near ask prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including the fact that we are a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven, early stage company such as ours or purchase or recommend the purchase of our shares of common stock until such time as we became more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our shares of common stock is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on Securities price.

OUR STOCK WILL IN ALL LIKELIHOOD BE THINLY TRADED AND AS A RESULT YOU MAY BE UNABLE TO SELL AT OR NEAR ASK PRICES OR AT ALL IF YOU NEED TO LIQUIDATE YOUR SHARES.

We cannot give you any assurance that a broader or more active public trading market for our shares of Common Stock will develop or be sustained, or that any trading levels will be sustained. Due to these conditions, we can give investors no assurance that they will be able to sell their shares of common stock at or near ask prices or at all if you need money or otherwise desire to liquidate your shares of common stock of our Company.

THE COMPANY IS A SHELL COMPANY AND AS SUCH SHAREHOLDERS CANNOT RELY ON THE PROVISIONS OF RULE 144 FOR RESALE OF THEIR SHARES UNTIL CERTAIN CONDITIONS ARE MET.

The Company is a shell company as defined under Rule 405 of the Securities Act of 1933 as a registrant that has no or nominal operations and either no or nominal assets, or assets consisting only of cash or cash equivalents and/or other nominal assets. As securities issued by a shell company, the securities issued by the Company can only be resold by filing a registration statement for those shares or utilizing the provisions of Rule 144 once certain conditions are met, to wit: (i) the Company has ceased to be a shell company (ii) the Company is subject to the reporting requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, (iii) the Company has filed all required reports under the Exchange Act of the preceding 12 months and (iv) one year has elapsed since the Company filed "Form 10" information.

Thus, a shareholder of the Company will not be able to sell its shares until such time as a registration statement for those shares is filed or the Company has ceased to be a shell company either by effecting a business combination or by developmental growth, the Company has remained current on its Exchange Act filings for 12 months and the Company has filed the information as would be required by a "Form 10" filing (e.g. audited financial statements, management information and compensation, shareholder information, etc.)

THE PRICE OF OUR COMMON STOCK COULD BE HIGHLY VOLATILE

Our intention is for our shares of common stock to continue to be listed on the OTC Markets. There is a limited market for our stock. It may be subject to volatility, low volumes of trades and large spreads in bid and ask prices quoted by market makers. Due to the low volume of shares traded on any trading day, persons buying or selling in relatively small quantities may easily influence prices of our common stock. This low volume of trades could also cause the price of our stock to fluctuate greatly, with large percentage changes in price occurring in any trading day session. Holders of our common stock may also not be able to readily liquidate their investment or may be forced to sell at depressed prices due to low volume trading. If high spreads between the bid and ask prices of our common stock exist at the time of a purchase, the stock would have to appreciate substantially on a relative percentage basis for an investor to recoup their investment. Broad market fluctuations and general economic and political conditions may also adversely affect the market price of our common stock. No assurance can be given that an active market in our common stock will develop or be sustained. If an active market does not develop, holders of our common stock may be unable to readily sell the shares they hold or may not be able to sell their shares at all.

LOSS OF CONTROL BY OUR PRESENT MANAGEMENT AND STOCKHOLDERS MAY OCCUR UPON ISSUANCE OF ADDITIONAL SHARES.

We may issue further Shares as consideration for the cash or assets or services out of our authorized but unissued Common Stock that would, upon issuance, represent a majority of our voting power and equity. The result of such an issuance would be those new stockholders and management would control us, and persons unknown could replace our management at this time. Such an occurrence would result in a greatly reduced percentage of ownership of us by our current Shareholders.

WE DO NOT ANTICIPATE PAYING CASH DIVIDENDS ON OUR COMMON STOCK

We do not anticipate paying any cash dividends on our common stock in the foreseeable future.

WE MAY BE UNSUCCESSFUL IN FINDING A MERGER THAT CAN BE ACCOMPLISHED WITH POSITIVE LONG-TERM RESULTS

The business of selecting and entering into a merger is fraught with all kinds of issues. For instance, the business may need capital that is never achieved, the management is not capable of carrying the business forward successfully, the business plan is ill conceived, and not executed, or competitive factors cause business failure.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and related financial information required to be filed hereunder are indexed under Item 15 of this report and are incorporated herein by reference.

The Company is an inactive registrant as defined by SEC Financial Reporting Manual Sec. 1320.2.

The following financial statements are unaudited:

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable. We are an inactive registrant.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management conducted an evaluation, with the participation of our Chief Executive Officer, who is our principal executive officer and our principal financial and accounting officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this registration statement on Form 10. Based on that evaluation, we concluded that because of the material weakness and significant deficiencies in our internal control over financial reporting described below, our disclosure controls and procedures were not sufficient as of September 30, 2020. Such weaknesses and deficiencies are principally caused by our lack of employees and financial resources.

ITEM 9B. OTHER INFORMATION

Shares of Common Stock

Stock Reverse Split

The Company’s common shares were reverse split 10,000 to 1 effective March 10, 2021.

Stock Issuances

On August 1, 2020, our sole director and officer purchased 800,000 post-split common shares for $100 cash payable upon the effectiveness of such split, which occurred on March 10, 2021.

Description of Common Stock

We are authorized to issue 250,000,000 shares of our Common Stock, no par value (the "Common Stock"). Each share of the Common Stock is entitled to share equally with each other share of Common Stock in dividends from sources legally available therefore, when, and if, declared by our board of directors and, upon our liquidation or dissolution, whether voluntary or involuntary, to share equally in the assets of the Company that are available for distribution to the holders of the Common Stock. Each holder of Common Stock is entitled to one vote per share for all purposes, except that in the election of directors, each holder shall have the right to vote such number of shares for as many persons as there are directors to be elected. Cumulative voting shall not be allowed in the election of directors or for any other purpose, and the holders of Common Stock have no preemptive rights, redemption rights or rights of conversion with respect to the Common Stock. Our board of directors is authorized to issue additional shares of our Common Stock within the limits authorized by our Articles of Incorporation and without stockholder action. All shares of Common Stock have equal voting rights, and voting rights are not cumulative.

A total of 888,579 shares of common stock are issued and outstanding.

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

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth the names, ages, and positions with us for each of our directors and officers as of September 30, 2020:

Name	Age	Position	Since
Danilo Cacciamatta	75	Director, President, Chief Executive Officer and Chief Financial Officer	August, 2020

Danilo Cacciamatta has served as our sole director and officer since August 1, 2020. He was elected to the Board of Directors of California First National Bancorp in June 2001. That Board has determined that he qualifies as an “audit committee financial expert”. In June 2020, he was elected to the Board of Directors of West Texas Resources. Mr. Cacciamatta was the CEO of Cacciamatta Accountancy Corporation, a PCAOB registered independent public accounting firm specializing in audits of SEC reporting companies, from 1989 to 2010. From 1972 to 1988, Mr. Cacciamatta was with KPMG Peat Marwick, first as a management consultant in Milan, Italy, and later in the audit group of the Orange County office in California. He was elected to partnership in 1980. His CPA license from the state of California is currently inactive. Mr. Cacciamatta graduated from Pomona College with a B.A in economics and the University of California at Riverside with an M.B.A.

CONFLICTS OF INTEREST – GENERAL

Our sole director and officer is, or may become, in his individual capacities, an officer, director, controlling shareholder and/or partner of other entities engaged in a variety of businesses. Thus, there exist potential conflicts of interest including, among other things, time, efforts, and corporation opportunity, involved in participation with such other business entities. While our sole officer and director of our business is engaged in business activities outside of our business, he devotes to our business such time as he believes to be necessary.

CONFLICTS OF INTEREST - CORPORATE OPPORTUNITIES

Presently no requirement contained in our Articles of Incorporation, Bylaws, or minutes which requires officers and directors of our business to disclose to us business opportunities which come to their attention. Our officers and directors do, however, have a fiduciary duty of loyalty to us to disclose to us any business opportunities which come to their attention, in their capacity as an officer and/or director or otherwise. Excluded from this duty would be opportunities which the person learns about through his involvement as an officer and director of another company. We have no intention of merging with or acquiring an affiliate, associate person or business opportunity from any affiliate or any client of any such person.

COMMITTEES OF THE BOARD OF DIRECTORS

The members of our Board are elected for one-year terms, to hold office until the next general meeting of stockholders, or until removed from office in accordance with our bylaws.

Our Board does not maintain a separate audit, nominating or compensation committee. Functions customarily performed by such committees are performed by the Board as a whole.

Code of Ethics

To date, we have not adopted a Code of Ethics applicable to our principal executive officer and principal financial officer because the Company has no meaningful operations. The Company does not believe that a formal written code of ethics is necessary at this time. We expect that the Company will adopt a code of ethics if and when the Company successfully completes a business combination that results in the acquisition of an on-going business and thereby commences operations.

ITEM 11. EXECUTIVE COMPENSATION

On August 1, 2020 Mr. Danilo Cacciamatta was formally elected our sole director and officer.

Executive compensation during the years ended September 30, 2020 and 2019 was as follows:

NAME AND PRINCIPAL POSITION	YEAR	SALARY	BONUS	STOCK AWARDS	OPTIONS AWARDS ($)	NONQUALIFIED DEFERRED COMPENSATION ($)	TOTAL
Danilo Cacciamatta Director & Sole Officer	2020	–	–	–	–	–	–
Danilo Cacciamatta Interim Director & Sole Officer	2019	–	–	–	–	–	–

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth as of March 21, 2021 the number and percentage of the outstanding shares of common stock, which, according to the information available to us, were beneficially owned by:

(i)	each person who is currently a director,

(ii)	each executive officer,

(iii)	all current directors and executive officers as a group, and

(iv)	each person who is known by us to own beneficially more than 5% of our outstanding common stock.

Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

Name and Address of Beneficial Owner (1)	Number of Common Shares	Percent of Class
Danilo Cacciamatta, sole officer, and director	838,310	94.34%
All executive officers, beneficial owners, and directors as a group	838,310	94.34%

(1)	c/o 14308 S. Goss Rd, Cheney, WA 9904

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Mr. Danilo Cacciamatta is our sole director and officer. Other than the office provided by Mr. Cacciamatta at no cost to the Company, we did not have other related party transactions.

Employee Benefit Plans

We have no employee benefit plans or stock option plans.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Not applicable. We are an inactive registrant.

PART IV

ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial statements

Reference is made to the Index and Financial Statements under Item 8 hereof.

(b)	Financial statement schedules

Schedules are not required.

(c)	Exhibits

The exhibits to this annual report are listed below.

Exhibit Number	Description
3.1	Articles of Incorporation of the Registrant (Incorporated by reference to the Company’s Form SB-2, filed on April 26, 2002).
3.2	Articles of Amendment to the Articles of Incorporation of the Registrant filed November 7, 1994 (Incorporated by reference to the Company’s Form SB-2, filed on April 26, 2002).
3.3	Articles of Amendment to the Articles of Incorporation of the Registrant filed December 5, 1994 ((Incorporated by reference to the Company’s Form SB-2/A, filed on June 6, 2002) (3)
3.4	Articles of Amendment to the Articles of Incorporation of the Registrant filed October 16, 1995 (Incorporated by reference to the Company’s Form SB-2, filed on April 26, 2002).
3.5	Articles of Amendment to the Articles of Incorporation of the Registrant filed April 16, 2003 (Incorporated by reference to the Company’s Form SB-2/A, filed on May 2, 2003).
3.6	Articles of Amendment to the Articles of Incorporation of the Registrant filed August 3, 2004 (Incorporated by reference to the Company’s Form 10QSB, filed on August 20, 2004
3.7	Articles of Amendment to the Articles of Incorporation of the Registrant filed August 12, 2005 (Incorporated by reference to the Company’s Form 10KSB filed on January 26, 2006
3.8	Articles of Amendment to the Articles of Incorporation of the Registrant filed June 30, 2006 (Incorporated by reference to the Company’s Form SB-2 filed on September 8, 2006.
3.9	Bylaws of the Registrant (Incorporated by reference to the Company’s Form SB-2, filed on April 26, 2002).
10.8	Securities Purchase Agreement dated as of November 27, 2002 by and between the Registrant and the purchasers named therein (Incorporated by reference to the Company’s Form 10KSB, filed on January 21, 2003).
10.9	Form of Common Stock Purchase Warrant dated as of November 27, 2002 (Incorporated by reference to the Company’s Form 10KSB, filed on January 21, 2003).
10.10	Registration Rights Agreement dated as of November 27, 2002 by and between the Registrant and the investors named therein (Incorporated by reference to the Company’s Form 10KSB, filed on January 21, 2003).
10.11	Security Agreement dated as of November 27, 2002 between the Registrant and the secured parties named therein (Incorporated by reference to the Company’s Form 10KSB, filed on January 21, 2003).
10.12	Intellectual Property Security Agreement dated as of November 27, 2002 between the Registrant and the secured parties named therein (Incorporated by reference to the Company’s Form 10KSB, filed on January 21, 2003).

10.13	Form of Secured Convertible Debenture due March 3, 2004 (Incorporated by reference to the Company’s Form SB-2/A, filed on May 2, 2003).
10.14	Form of Common Stock Purchase Warrant dated as of March 3, 2003 (Incorporated by reference to the Company’s Form SB-2/A, filed on May 2, 2003).
10.15	Form of Secured Convertible Debenture due May 12, 2004 (Incorporated by reference to the Company’s Form 10QSB, filed on August 21, 2003).
10.16	Form of Common Stock Purchase Warrant dated as of May 12, 2003 (Incorporated by reference to the Company’s Form 10QSB ,filed August 21, 2003).
10.19	Securities Purchase Agreement dated as of November 25, 2003 by and between the Registrant and the purchasers named therein (Incorporated by reference to the Company’s Form 10KSB, filed on February 12, 2004).
10.20	Form of Secured Convertible Debenture due November 25, 2004 (Incorporated by reference to the Company’s Form 10KSB, filed on February 12, 2004).
10.21	Form of Common Stock Purchase Warrant dated as of November 25, 2003 (Incorporated by reference to the Company’s Form 10KSB, filed on February 12, 2004).
10.22	Registration Rights Agreement dated as of November 25, 2003 by and between the Registrant and the investors named therein (Incorporated by reference to the Company’s Form 10KSB, filed on February 12, 2004).
10.23	Security Agreement dated as of November 25, 2003 between the Registrant and the secured parties named therein (Incorporated by reference to the Company’s Form 10KSB, filed on February 12, 2004).
10.24	Intellectual Property Security Agreement dated as of November 25, 2003 between the Registrant and the secured parties named therein (Incorporated by reference to the Company’s Form 10KSB, filed on February 12, 2004).
10.25	Form of Secured Convertible Debenture due December 3, 2004 (Incorporated by reference to the Company’s Form 10KSB, filed on February 12, 2004).
10.26	Form of Common Stock Purchase Warrant dated as of December 3, 2003 (Incorporated by reference to the Company’s Form 10KSB, filed on February 12, 2004).
10.27	Form of Secured Convertible Debenture due December 31, 2004 (Incorporated by reference to the Company’s Form 10KSB, filed on February 12, 2004).
10.28	Form of Common Stock Purchase Warrant dated as of December 31, 2003 (Incorporated by reference to the Company’s Form 10KSB, filed on February 12, 2004).
10.29	Form of Secured Convertible Debenture due February 18, 2005 (Incorporated by reference to the Company’s Form 10QSB, filed on March 12, 2004).
10.30	Form of Common Stock Purchase Warrant dated as of February 18, 2004 (Incorporated by reference to the Company’s Form 10QSB, filed on March 12, 2004).
10.31	Amendment No. 1 to Securities Purchase Agreement dated as of March 4, 2004 by and between the Registrant and the persons named therein (Incorporated by reference to the Company’s Form SB-2, filed on June 25, 2004).
10.32	Form of Secured Convertible Debenture due March 4, 2005 (Incorporated by reference to the Company’s Form 10QSB, filed on March 12, 2004).
10.33	Form of Common Stock Purchase Warrant dated as of March 4, 2004 (Incorporated by reference to the Company’s Form 10QSB, filed on March 12, 2004).
10.34	Securities Purchase Agreement dated as of April 19, 2004 by and between the Registrant and the purchasers named therein (Incorporated by reference to the Company’s Form SB-2, filed on June 25, 2004).
10.35	Form of Common Stock Purchase Warrant dated as of April 19, 2004 (Incorporated by reference to the Company’s Form SB-2, filed on June 25, 2004).
10.36	Registration Rights Agreement dated as of April 19, 2004 by and between the Registrant and the investors named therein (Incorporated by reference to the Company’s Form SB-2, filed on June 25, 2004).
10.37	Security Agreement dated as of April 19, 2004 between the Registrant and the secured parties named therein (Incorporated by reference to the Company’s Form SB-2, filed on June 25, 2004).
10.38	Intellectual Property Security Agreement dated as of April 19, 2004 between the Registrant and the secured parties named therein (Incorporated by reference to the Company’s Form SB-2, filed on June 25, 2004).
10.39	Form of Common Stock Purchase Warrant dated as of June 30, 2004 (Incorporated by reference to the Company’s Form 10-QSB, filed on August 20, 2004).
10.40	Form of Common Stock Purchase Warrant dated as of September 9, 2004 (Incorporated by reference to the Company’s Form 10KSB, filed on January 27, 2005).
10.41	Securities Purchase Agreement dated as of March 17, 2005 by and between the Registrant and the purchasers named therein (Incorporated by reference to the Company’s Current Report on Form 8-K, filed on March 21, 2005).
10.42	Form of Callable Secured Convertible Note due March 17, 2007 (Incorporated by reference to the Company’s Current Report on Form 8-K, filed on March 21, 2005).

10.43	Form of Stock Purchase Warrant dated as of March 17, 2005 (Incorporated by reference to the Company’s Current Report on Form 8-K, filed on March 21, 2005).
10.44	Registration Rights Agreement dated as of March 17, 2005 by and between the Registrant and the investors named therein (Incorporated by reference to the Company’s Current Report on Form 8-K, filed on March 21, 2005).
10.45	Security Agreement dated as of March 17, 2005 between the Registrant and the secured parties named therein (Incorporated by reference to the Company’s Current Report on Form 8-K, filed on March 21, 2005).
10.46	Intellectual Property Security Agreement dated as of March 17, 2005 between the Registrant and the secured parties named therein (Incorporated by reference to the Company’s Current Report on Form 8-K, filed on March 21, 2005).
10.47	Securities Purchase Agreement dated as of March 8, 2006 by and between the Registrant and the purchasers named therein (Incorporated by reference to the Company’s Current Report on Form 8-K, filed on March 15, 2007).
10.48	Form of Callable Secured Convertible Note due March 8, 2009 (Incorporated by reference to the Company’s Current Report on Form 8-K, filed on March 15, 2007).
10.49	Form of Stock Purchase Warrant dated as of March 8, 2006 (Incorporated by reference to the Company’s Current Report on Form 8-K, filed on March 15, 2007).
10.50	Registration Rights Agreement dated as of March 8, 2006 by and between the Registrant and the investors named therein (Incorporated by reference to the Company’s Current Report on Form 8-K, filed on March 15, 2007) .
10.51	Security Agreement dated as of March 8, 2006 between the Registrant and the secured parties named therein (Incorporated by reference to the Company’s Current Report on Form 8-K, filed on March 15, 2007) .
10.52	Intellectual Property Security Agreement dated as of March 8, 2006 between the Registrant and the secured parties named therein (Incorporated by reference to the Company’s Current Report on Form 8-K, filed on March 15, 2007) .
10.53	Securities Purchase Agreement dated as of February 13, 2007 by and between the Registrant and the purchasers named therein (Incorporated by reference to the Company’s Current Report on Form 8-K, filed on February 20, 2007) .
10.54	Form of Callable Secured Convertible Note dated as of February 13, 2007 (Incorporated by reference to the Company’s Current Report on Form 8-K, filed on February 20, 2007) .
10.55	Form of Stock Purchase Warrant dated as of February 13, 2007 (Incorporated by reference to the Company’s Current Report on Form 8-K, filed on February 20, 2007) .
10.56	Registration Rights Agreement dated as of February 13, 2007 by and between the Registrant and the investors named therein (Incorporated by reference to the Company’s Current Report on Form 8-K, filed on February 20, 2007) .
10.57	Security Agreement dated as of February 13, 2007 between the Registrant and the secured parties named therein (Incorporated by reference to the Company’s Current Report on Form 8-K, filed on February 20, 2007) .
10.58	Intellectual Property Security Agreement dated as of February 13, 2007 (Incorporated by reference to the Company’s Current Report on Form 8-K, filed on February 20, 2007)

31.1*	Certification Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002
31.2 *	Certification Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith.

**Furnished herewith.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONECTISYS CORPORATION

By:	/s/ Danilo Cacciamatta
Danilo Cacciamatta Chief Executive Officer Principal Accounting Officer

Date: August 31, 2021

CONECTISYS CORPORATION

UNAUDITED BALANCE SHEETS

	September 30, 2020	September 30, 2019
ASSETS

Current assets
Cash and cash equivalents	$–	$–
Total current assets	–	–

Property and equipment, net	–	–

Total assets	$–	$–

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accrued expenses	$9,921	$7,771
Advances from former officer	17,445	13,654
Total current liabilities	27,366	21,425

Total liabilities	27,366	21,425

Commitments and contingencies	–	–

Stockholders' Deficit
Preferred stock - Class A, $1.00 par value; 1,000,000 shares authorized, none issued and outstanding	–	–
Convertible preferred stock - Class B, $1.00 par value; 1,000,000 shares authorized, none issued and outstanding	–	–
Preferred stock - undesignated; 48,000,000 shares authorized, none issued and outstanding	–	–
Common stock - no par value; 250,000,000 shares authorized 888,579 and 88,579 shares issued and outstanding, respectively*	32,246,441	32,246,341
Common stock subscription receivable	(100)	–
(Accumulated deficit)	(32,273,707)	(32,273,707)
Accumulated other comprehensive income (loss)
Stockholders’ deficit	(27,366)	(21,425)

Total liabilities and stockholders’ deficit	$–	$–

* On March 10, 2021, the Company implemented a 10,000 to 1 reverse split of the issued and outstanding shares of its common stock. Except for shares authorized, all references to number of shares and per share information in these unaudited financial statements have been retroactively adjusted to reflect such split.

See notes to the unaudited financial statements.

CONECTISYS CORPORATION

UNAUDITED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	For the Years Ended September 30,
	2020	2019

REVENUE	$–	$–

COST OF REVENUE	–	–

GROSS PROFIT	–	–

OPERATING EXPENSES
General and administrative	5,941	11,154
Total operating expenses	5,941	11,154

(LOSS) FROM OPERATIONS	(5,941)	(11,154)

(LOSS) BEFORE INCOME TAXES	(5,941)	(11,154)

PROVISION FOR INCOME TAXES	–	–

NET (LOSS)	(5,941)	(11,154)

OTHER COMPREHENSIVE INCOME (LOSS)	–	–

COMPREHENSIVE INCOME (LOSS)	$(5,941)	$(11,154)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES*
Basic and diluted	$221,911	$88,579

(LOSS) PER SHARE
Basic and diluted	$(0.03)	$(0.13)

* On March 10, 2021, the Company implemented a 10,000 to 1 reverse split of the issued and outstanding shares of its common stock. Except for shares authorized, all references to number of shares and per share information in these unaudited financial statements have been retroactively adjusted to reflect such split.

See notes to the unaudited financial statements.

CONECTISYS CORPORATION

UNAUDITED STATEMENTS OF CHANGES IN DEFICIT

	Common Stock*		Subscription	Accumulated
	Shares	Amount	Receivable	Deficit	Total
Balance, September 30, 2018	88,579	$32,246,441	$–	$(32,256,612)	$(10,271)

Net loss	–	–	–	(11,154)	(11,154)

Balance, December 30, 2019	88,579	$32,246,341	$–	$(32,267,766)	$(21,425)
Shares subscribed	800,000	100	(100)	–	–
Net loss	–	–	–	(5,941)	(5,941)
Balance, September 30, 2020	888,579	$32,246,441	$(100)	$(32,273,707)	$(27,366)

* On March 10, 2021, the Company implemented a 10,000 to 1 reverse split of the issued and outstanding shares of its common stock. Except for shares authorized, all references to number of shares and per share information in these unaudited financial statements have been retroactively adjusted to reflect such split.

See notes to the unaudited financial statements.

CONECTISYS CORPORATION

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Years Ended September 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(5,941)	$(11,154)
Adjustments to reconcile net (loss) to cash (used in) operating activities:
Change in operating assets and liabilities
Accrued expenses	2,150	600
Advances from former officer	3,791	10,554
Net cash used in operating activities	–	–

CASH FLOWS FROM INVESTING ACTIVITIES	–	–

CASH FLOWS FROM FINANCING ACTIVITIES	–	–

CHANGES IN CASH	–	–

CASH AND CASH EQUIVALENT, beginning of year	–	–

CASH AND CASH EQUIVALENT, end of year	$–	$–

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income tax	$–	$–
Cash paid for interest	$–	$–

See notes to the consolidated financial statements

Conectisys Corporation

Notes to Unaudited Financial Statements

September 30, 2020

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

The balance of the convertible notes, aggregating $ 3.550,657, were payable to AJW, New Millennium Capital Partners and Laurus Master Fund.

All the notes were due at various times from 2002 to 2008. There were no repayments and, after the six-year statute of limitations, all the notes and the related accrued interest, $498,132 as of June 30, 2008, became null and void at various times through April 2017.

Conectisys was a victim of predatory lending by Corey Ribotsky and his NIR Group, as evidenced by a civil complaint filed by the U.S, Securities & Exchange Commission (“SEC”) against Mr. Ribotsky, NIR and others on September 28, 2011 in Federal Court in the Eastern District of New York.

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

Operations: None

Customers: None

Employees: None

Note 2 – Basis of Presentation and Summary of significant accounting policies

Basis of presentation

The accompanying financial statements have been prepared in accordance with the generally accepted accounting principles in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities Exchange Commission (“SEC”). The Company’s fiscal year end date is September 30.

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

As a result of the implementation of certain provisions of ASC 740, Income Taxes (“ASC 740”), which clarifies the accounting and disclosure for uncertainty in tax position, as defined, ASC 740 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. The Company has adopted the provisions of ASC 740 since inception, April 11, 2018, and has analyzed filing positions in each of the federal and state jurisdictions where the Company is required to file income tax returns, as well as open tax years in such jurisdictions. The Company has identified the U.S. federal jurisdiction, and the states of Nevada and California, as its “major” tax jurisdictions. However, the Company has certain tax attribute carryforwards, which will remain subject to review and adjustment by the relevant tax authorities until the statute of limitations closes with respect to the year in which such attributes are utilized.

The Company believes that our income tax filing positions and deductions will be sustained on audit and do not anticipate any adjustments that will result in a material change to its financial position. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to ASC 740. The Company’s policy for recording interest and penalties associated with income-based tax audits is to record such items as a component of income taxes.

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

Earnings per share

Basic earnings per share are computed by dividing net income attributable to holders of common stock by the weighted average number of common stock outstanding during the year. Diluted earnings per share reflect the potential dilution that could occur if securities to issue common stock were exercised.

Recently issued accounting pronouncements

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740) – Simplifying the Accounting for Income Taxes. The update is intended to simplify the current rules regarding the accounting for income taxes and addresses several technical topics including accounting for franchise taxes, allocating income taxes between a loss in continuing operations and in other categories such as discontinued operations, reporting income taxes for legal entities that are not subject to income taxes, and interim accounting for enacted changes in tax laws. The new standard is effective for fiscal years beginning after December 15, 2020; however, early adoption is permitted. The Company does not expect the adoption of this standard have a material impact on the consolidated and combined financial statements.

In August 2018, the FASB Accounting Standards Board issued ASU No. 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework Changes to the Disclosure Requirements for Fair Value Measurement” (“ASU 2018-13”). ASU 2018-13 modifies the disclosure requirements on fair value measurements. ASU 2018-13 is effective for public entities for fiscal years beginning after December 15, 2019, with early adoption permitted for any removed or modified disclosures. The removed and modified disclosures will be adopted on a retrospective basis and the new disclosures will be adopted on a prospective basis. The Company does not expect this guidance will have a material impact on its consolidated and combined financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 changes the impairment model for most financial assets and certain other instruments. The standard will replace the “incurred loss” approach with an “expected loss” model for instruments measured at amortized cost. For available-for-sale debt securities, entities will be required to record allowances rather than reduce the carrying amount, as they do today under the other-than-temporary impairment model. The amendments in ASU 2016-13 are effective for SEC filers for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019 (i.e., January 1, 2020, for calendar year entities). For public companies that are not SEC filers, the ASU is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. For all other organizations, the ASU on credit losses will take effect for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. The Company is in the process of evaluating the impact of adoption of this guidance on its consolidated and combined financial statements.

The Company does not believe other recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on the consolidated and combined financial position, statements of operations and cash flows.

Subsequent event

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date that the consolidated combined financial statements are available to be issued. Material subsequent events that required recognition or additional disclosure in the consolidated and combined financial statements are presented.

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

The Company’s management intends to continue funding current expenditures and to raise additional funds. However, there can be no assurance that management will be successful in this endeavor.

Note 3 – Loss Per Share

The following table sets forth the computation of basic and diluted loss per share for the years presented:

	Years ended September 30,
	2020	2019

Numerator: Net loss	$(5,941)	$(11,154)

Denominator: Weighted average shares outstanding*	221,912	88,579

Net loss per share	$(0.03)	$(0.13)

*Effective March 10, 2021, the Company implemented a 10,000 to 1 reverse split of the 823,420,842 issued and outstanding shares of common stock. The number of post-split shares held by each shareholder will be rounded up to the nearest digit, with a minimum of 1 share. Accordingly, our transfer agent will determine the exact number of shares outstanding post-split. The computation of basic and diluted Loss per Share was retroactively adjusted for all periods presented.

On August 1, 2020, the newly elected sole director and officer purchased 800,000 post-split common shares for $100 payable upon the effectiveness of such split. Such shares are included in the computation of the weighted average shares outstanding for the two months they were deemed outstanding in fiscal 2020.

Note 4 - Equity

The total number of authorized shares of capital stock, as amended, is currently 300,000,000, consisting of 250,000,000 common shares, no par value, and 50,000,000 shares of preferred stock. The number of post-split common shares outstanding is 884,000, of which 838,100 are owned by our sole director and officer. Of the 50,000,000 shares of preferred stock, 1,000,000 shares are designated Class A, $1.00 par value per share, with each share having voting rights equal to 100 common shares. In addition, 1,000,000 shares are designated Class B, $1.00 par value per share, with each share convertible into 10 common shares. The remaining 48,000,000 preferred shares authorized are undesignated. None of the preferred shares are issued and outstanding.

Note 5 - Subsequent events

Stock Reverse Split

The Company’s common shares were reverse split 10,000 to 1 effective March 10, 2021 (See Note 4).

