Form 10-Q
period 2020-12-31
CONECTISYS CORP
filed 2021-09-21
CIK 790273

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2020

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

Conectisys Corporation

Part I - Financial Information

Item 1. Unaudited Financial Statements

CONECTISYS CORPORATION

UNAUDITED CONDENSED BALANCE SHEETS

	December 31, 2020	September 30, 2020
Cash	$–	$–

TOTAL ASSETS	–	–

LIABILITIES AND DEFICIT

Current liabilities
Accrued liabilities	30,216	27,366

Total liabilities	$30,216	$27,366

Commitments and contingencies	–	–

Stockholders' Deficit
Preferred stock	–	–
Common stock - no par value; 250,000,000 shares authorized 888,579 shares issued and outstanding*	$32,246,441	$32,246,441
Subscription receivable	(100)	(100)
(Accumulated deficit)	(32,276,557)	(32,273,707)
Deficit	(30,216)	(27,366)

TOTAL LIABILITIES AND DEFICIT	$–	$–

* On March 10, 2021, the Company implemented a 10,000 to 1 reverse split of the issued and outstanding shares of its common stock. Except for shares authorized, all references to number of shares and per share information in these unaudited financial statements have been retroactively adjusted to reflect such split.

See notes to the unaudited financial statements.

CONECTISYS CORPORATION

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended December 31,
	2020	2019

REVENUE	$–	$–

COST OF REVENUE	–	–

GROSS PROFIT (LOSS)	–	–

GENERAL AND ADMINISTRATIVE EXPENSES	2,850	150

NET (LOSS)	(2,850)	(150)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES*
Basic and diluted	$370,241	$88,579

(LOSS) PER SHARE
Basic and diluted	$(0.01)	$(0.00)

* On March 10, 2021, the Company implemented a 10,000 to 1 reverse split of the issued and outstanding shares of its common stock. Except for shares authorized, all references to number of shares and per share information in these unaudited financial statements have been retroactively adjusted to reflect such split.

See notes to the unaudited financial statements.

CONECTISYS CORPORATION

UNAUDITED CONDENSED STATEMENT OF CHANGES IN DEFICIT

	Common Stock*		Subscription	Accumulated
	Shares	Amount	receivable	deficit	Total
Balance, September 30, 2020	888,579	$32,246,441	$(100)	$(32,273,707)	$(27,366)

Net loss	–	–	–	(2,850)	(2,850)
Balance, Dcember 31, 2020	888,579	$32,246,441	$–	$(32,276,557)	$(30,216)

* On March 10, 2021, the Company implemented a 10,000 to 1 reverse split of the issued and outstanding shares of its common stock. Except for shares authorized, all references to number of shares and per share information in these unaudited financial statements have been retroactively adjusted to reflect such split.

See notes to the unaudited financial statements.

CONECTISYS CORPORATION

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

For the Three Months Ended December 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(2,850)	$(150)
Adjustments to reconcile net (loss) to cash provided by (used in) operating activities:
Change in operating assets and liabilities
Accrued liabilities	2,850	150
Net cash used in operating activities	–	–

CASH FLOWS FROM INVESTING ACTIVITIES	–	–

CASH FLOWS FROM FINANCING ACTIVITIES	–	–

CHANGES IN CASH	–	–

CASH AND CASH EQUIVALENT, beginning of period	–	–

CASH AND CASH EQUIVALENT, end of period	$–	$–

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income tax	$–	$–
Cash paid for interest	$–	$–

See notes to the unaudited financial statements

Conectisys Corporation

Notes to Unaudited Financial Statements

December 31, 2020

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

The balance of the convertible notes, aggregating $3,550,657, were payable to AJW, New Millennium Capital Partners and Laurus Master Fund.

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

Date: September 21, 2021

Conectisys Corporation	/s/ Danilo Cacciamatta
(Registrant)	Danilo Cacciamatta
(Chief Executive Officer)

