Form 10-K
period 2021-09-30
CONECTISYS CORP
filed 2021-11-10
CIK 790273

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2021

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to __________

Commission file number 033-03560-D

CONECTISYS CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

Colorado	84-1017107
State or Other Jurisdiction of Incorporation or Organization	I.R.S. Employer Identification No.

14308 S. Goss Road, Cheney, Washington	99004
Address of Principal Executive Offices	Zip Code

Registrant’s telephone number, including area code   (949) 929-5455

Securities registered pursuant to Section 12(b) of the Act:

Title of each Class	Trading Symbol	Name of each exchange on which registered
N/A	N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, No Par Value

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐   No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐      No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
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

As of November 7, 2021, there were 888,579 shares of the registrant’s common stock outstanding.

i

PART I

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements. Except as required by law, we undertake no duty to update any forward-looking statement after the date of this report, either to conform any statement to reflect actual results or to reflect the occurrence of unanticipated events.

ITEM 1. BUSINESS

Our Company

Conectisys Corporation, a Colorado corporation (“Conectisys”, the “Company”, “we”, “us” or “our”) is a shell company seeking to create value for its shareholders by merging with another entity with experienced management and opportunities for growth in return for shares of our Common Stock.

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

ITEM 1A: RISK FACTORS

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

RISKS RELATED TO OUR COMPANY

WE HAVE INCURRED SIGNIFICANT LOSSES AND ANTICIPATE FUTURE LOSSES

As of September 30, 2021, we had an accumulated deficit of $32,277,981 and a stockholders’ deficit of $31,540.

Future losses are likely to occur until we are able to merge with another entity with experienced management and opportunities for growth in return for shares of our Common Stock to create value for our shareholder, as we have no sources of income to meet our operating expenses.

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

WE BELIEVE THAT OUR FORMER LIABILITIES HAVE BECOME BARRED BY APPLICABLE STATUTES OF LIMITATIONS DUE TO THEIR AGE.

Effective April 1, 2017, we believe all of our liabilities outstanding as of that date became barred by the applicable statute of limitations under New York State law.

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

WE INTEND TO PURSUE THE ACQUISITION OF AN OPERATING BUSINESS

Our sole strategy is to acquire an operating business. Successful implementation of this strategy depends on our ability to identify a suitable acquisition candidate, acquire such company on acceptable terms and integrate its operations. In pursuing acquisition opportunities, we compete with other companies with similar strategies. Competition for acquisition targets may result in increased prices of acquisition targets and a diminished pool of companies available for acquisition. Acquisitions involve a number of other risks, including risks of acquiring undisclosed or undesired liabilities, acquired in-process technology, stock compensation expense, diversion of management attention, potential disputes with the seller of one or more acquired entities and possible failure to retain key acquired personnel. Any acquired entity or assets may not perform relative to our expectations. Our ability to meet these challenges has not been established.

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

Our principal shareholder owns approximately 95% of our outstanding Common Stock. As a result, he effectively controls all matters requiring stockholder approval, including the election of directors, the approval of significant corporate transactions, such as mergers and related party transaction. He may also have the ability to delay or perhaps even block, by his ownership of our stock, an unsolicited tender offer. This concentration of ownership could have the effect of delaying, deterring or preventing a change in control of our company that other shareholders might view favorably.

OUR SOLE DIRECTOR MAY HAVE CONFLICTS OF INTEREST, WHICH MAY NOT BE RESOLVED FAVORABLY TO US.

Certain conflicts of interest may exist between our sole director and us. Our sole director has other business interests to which he devotes his attention, and may be expected to continue to do so, although management time should be devoted to our business. As a result, conflicts of interest may arise that can be resolved only through exercise of such judgment as is consistent with fiduciary duties to us. See "Directors and Executive Officers" and "Conflicts of Interest," below.

WE MAY DEPEND UPON OUTSIDE ADVISORS, WHO MAY NOT BE AVAILABLE ON REASONABLE TERMS AND AS NEEDED.

To supplement the business experience of our officer and director, we may be required to employ accountants, technical experts, appraisers, attorneys, or other consultants or advisors. Our Board, without any input from stockholders, will make the selection of any such advisors. Furthermore, it is anticipated that such persons may be engaged on an "as needed" basis without a continuing fiduciary or other obligation to us. In the event we consider it necessary to hire outside advisors, we may elect to hire persons who are affiliates, if they are able to provide the required services.

RISKS RELATED TO OUR SECURITIES

REDUCTION OF PERCENTAGE SHARE OWNERSHIP FOLLOWING BUSINESS COMBINATION AND DILUTION TO STOCKHOLDERS

Our primary plan of operation is based upon a business combination with a private concern which, in all likelihood, would result in us issuing securities to stockholders of such private company. The issuance of previously authorized and unissued shares of our Common Stock would result in reduction in the percentage of shares owned by present and prospective stockholders and may result in a change in control or management. In addition, any merger or acquisition can be expected to have a significant dilutive effect on the percentage of the shares held our stockholders.

THE REGULATION OF PENNY STOCKS BY SEC AND FINRA MAY HAVE AN EFFECT ON THE TRADABILITY OF OUR SECURITIES.

Our securities are currently listed on the OTC Pink Sheets and we plan to have them listed on the OCTQB. Our shares are subject to a Securities and Exchange Commission rule that imposes special sales practice requirements upon broker-dealers who sell such securities to persons other than established customers or accredited investors. For purposes of the rule, the phrase "accredited investors" means, in general terms, institutions with assets in excess of $5,000,000, or individuals having a net worth in excess of $1,000,000 or having an annual income that exceeds $200,000 (or that, when combined with a spouse's income, exceeds $300,000).

For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser's written agreement to the transaction prior to the sale. Consequently, the rule may affect the ability of broker-dealers to sell our securities and also may affect the ability of purchasers in this offering to sell their securities in any market that might develop therefore.

In addition, the Securities and Exchange Commission has adopted a number of rules to regulate "penny stocks." Such rules include Rules 3a51-1, 15g-1, 15g-2, 15g-3, 15g-4, 15g-5, 15g-6, 15g-7, and 15g-9 under the Securities and Exchange Act of 1934, as amended. Because our securities constitute "penny stocks" within the meaning of the rules, the rules would apply to us and to our securities. The rules may further affect the ability of our shareholders to sell our securities in any market that might develop for them.

Shareholders should be aware that, according to Securities and Exchange Commission, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) "boiler room" practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (iv) excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and (v) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired amount of consequent investor losses. Our management is aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities.

The shares of our Common Stock may be thinly-traded on the OTC Pink Sheets, meaning that the number of persons interested in purchasing our shares of Common Stock at or near ask prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including the fact that we are a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume. Even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven, early stage company such as ours or purchase or recommend the purchase of our shares of Common Stock until such time as we became more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our shares of Common Stock is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on securities price.

OUR COMMON STOCK WILL IN ALL LIKELIHOOD BE THINLY TRADED AND, AS A RESULT, YOU MAY BE UNABLE TO SELL AT OR NEAR ASK PRICES OR AT ALL IF YOU NEED TO LIQUIDATE YOUR SHARES.

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

The Company is a shell company as defined under Rule 405 of the Securities Act of 1933 as a registrant that has no or nominal operations and either no or nominal assets, or assets consisting only of cash or cash equivalents and/or other nominal assets. As securities issued by a shell company, the securities issued by the Company can only be resold by filing a registration statement for those shares or utilizing the provisions of Rule 144 once certain conditions are met, as follows: (i) the Company has ceased to be a shell company, (ii) the Company is subject to the reporting requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, (iii) the Company has filed all required reports under the Exchange Act for the preceding 12 months and (iv) one year has elapsed since the Company filed "Form 10" information.

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

LOSS OF CONTROL BY OUR PRESENT MANAGEMENT AND STOCKHOLDERS MAY OCCUR UPON ISSUANCE OF ADDITIONAL SHARES.

We may issue further Shares as consideration for the cash or assets or services out of our authorized but unissued Common Stock that would, upon issuance, represent a majority of our voting power and equity. The result of such an issuance would be those new stockholders and management would control us, and persons unknown could replace our current management. . Such an occurrence would result in a greatly reduced percentage of ownership of us by our current Shareholders.

WE DO NOT ANTICIPATE PAYING CASH DIVIDENDS ON OUR COMMON STOCK

We do not anticipate paying any cash dividends on our Common Stock in the foreseeable future.

WE MAY BE UNSUCCESSFUL IN FINDING A MERGER THAT CAN BE ACCOMPLISHED WITH POSITIVE LONG-TERM RESULTS

The business of selecting and entering into a merger is fraught with all kinds of issues. For instance, the business may need capital that is never raised, the management is not capable of carrying the business forward successfully, the business plan is ill conceived, and not executed, or competitive factors cause business failure. There are many other factors in addition to these, as may have been discussed above in “Risk Factors” which could cause our company to fail and the investor’s capital will be at risk.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2: PROPERTIES

We do not own or lease any properties.

The Company has no properties and at this time has no agreements to acquire any properties. The Company currently uses an office provided by Mr. Cacciamatta, the Company’s President and CEO, at no cost to the Company. Mr. Cacciamatta has agreed to continue this arrangement until the Company completes an acquisition or merger. We presently do not own any equipment, and do not intend to purchase or lease any equipment prior to or upon completion of a business combination.

ITEM 3: LEGAL PROCEEDINGS

Neither we nor any of our officers, directors, or holders of five percent or more of our Common Stock is a party to any pending legal proceedings and to the best of our knowledge, no such proceedings by or against us or our officers, or directors or holders of five percent or more of our Common Stock have been threatened or is pending against us.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5: MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Shares of our Common Stock trade in the pink sheets market and quotations for the Common Stock are listed in the "Pink Sheets" produced by the OTC Markets under the symbol "CONC". The trading volume is very limited, averaging approximately three shares daily. The last reported trade was on September 16, 2021, for 100 shares at $0.40/share.

Record Holders.

There were 325 holders of record as of November 7, 2021; however, we believe the number of beneficial holders of our shares of Common Stock to be approximately 350. In many instances, a registered stockholder is a broker or other entity holding shares in street name for one or more customers who beneficially own the shares.

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

ITEM 6. (Reserved)

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

We have zero assets, minor liabilities and only minor administrative expenses. We seek to create value for our shareholders by merging with another entity with experienced management and opportunities for growth in return for our common stock. We have not identified any merger candidate as yet.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by this item are located in Item 15 beginning on page F-1 of this Annual Report on Form 10-K and are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable. The financial statements included herein are prepared by management and are unaudited.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management conducted an evaluation, with the participation of our Chief Executive Officer, who is our principal executive officer and our principal financial and accounting officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this annual report on Form 10-K. Based on that evaluation, we concluded that because of the material weakness and significant deficiencies in our internal control over financial reporting described below, our disclosure controls and procedures were not sufficient as of September 30, 2021. Such weaknesses and deficiencies are principally caused by our lack of employees and financial resources.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth the name, age, and position with us for our sole director and officer as of September 30, 2021:

Name	Age	Position	Since
Danilo Cacciamatta	75	Director, President, Chief Executive Officer and Chief Financial Officer	August, 2020

Danilo Cacciamatta has served as our sole director and officer since August 1, 2020. He was elected to the Board of Directors of California First National Bancorp in June 2001. In June 2020, he was elected to the Board of Directors of West Texas Resources, and in May, 2021, he was elected to the Board of Directors of iPower Inc. (Nasdaq:IPW). Mr. Cacciamatta was the CEO of Cacciamatta Accountancy Corporation, a PCAOB registered independent public accounting firm specializing in audits of SEC reporting companies, from 1989 to 2010. From 1972 to 1988, Mr. Cacciamatta was with KPMG Peat Marwick, first as a management consultant in Milan, Italy, and later in the audit group of the Orange County office in California. He was elected to partnership in 1980. His CPA license from the state of California is currently inactive. Mr. Cacciamatta graduated from Pomona College with a B.A in economics and the University of California at Riverside with an M.B.A. The Board has determined that he qualifies as an “audit committee financial expert”.

CONFLICTS OF INTEREST – GENERAL

Our sole director and officer is, or may become, in his individual capacity, an officer, director, controlling shareholder and/or partner of other entities engaged in a variety of businesses. Thus, there exist potential conflicts of interest including, among other things, time, efforts, and corporation opportunity, involved in participation with such other business entities. While our sole officer and director of our business is engaged in business activities outside of our business, he devotes to our business such time as he believes to be necessary.

CONFLICTS OF INTEREST - CORPORATE OPPORTUNITIES

There are no requirements in our Articles of Incorporation or Bylaws which requires officers and directors of the Company to disclose to us business opportunities which come to their attention. Our officers and directors do, however, have a fiduciary duty of loyalty to us to disclose to us any business opportunities which come to their attention, in their capacity as an officer and/or director or otherwise. Excluded from this duty would be opportunities which the person learns about through his involvement as an officer and director of another company. We have no intention of merging with or acquiring an affiliate, associate person or business opportunity from any affiliate or any client of any such person.

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

ITEM 11: EXECUTIVE COMPENSATION

Mr. Danilo Cacciamatta was our sole director and officer for fiscal years 2021 and 2020. He served on an interim basis until August 1, 2020, on which date he was formally elected to these positions.

Executive compensation during the two fiscal years ended September 30, 2021, was as follows:

NAME AND PRINCIPAL POSITION	SALARY	BONUS	STOCK AWARDS	OPTIONS AWARDS ($)	NONQUALIFIED DEFERRED COMPENSATION ($)	ALL OTHER COMP	TOTAL
Danilo Cacciamatta, Director, President, Chief Executive Officer, Chief Financial Officer	–	–	–	–	–	–	–

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth as of November 7, 2021 the number and percentage of the outstanding shares of Common Stock, which, according to the information available to us, were beneficially owned by:

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

Name and Address of Beneficial Owner	Number of Common Shares	Percent of Class
Danilo Cacciamatta, sole officer, and director (1)	838,310	94.34%
All executive officers, beneficial owners, and directors as a group	838,310	94.34%

(1)	c/o 14308 S. Goss Rd, Cheney, WA 9904

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Mr. Cacciamatta, our sole director and officer, provides office space at no cost to the Company. There are no other related party transactions.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Not applicable. We are an inactive registrant.

PART IV

ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial statements

Our unaudited financial statements are included herein commencing on page F-1 following..

(b)	Financial statement schedules

Schedules are not required.

(c)	Exhibits

The exhibits to this annual report are listed below.

Exhibit Number	Description

31.1	Certification of the Chief Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002
31.2	Certification of the Chief Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)**
101.SCH	Inline XBRL Taxonomy Extension Schema Document**
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document**
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document**
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document**
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document**
104	Cover Page Interactive Data File (formatted in IXBRL, and included in exhibit 101).**

ITEM 16. FORM 10-K SUMMARY

None.

CONECTISYS CORPORATION

CONECTISYS CORPORATION

UNAUDITED BALANCE SHEETS

	September 30, 2021	September 30, 2020
ASSETS

Current assets
Cash and cash equivalents	$–	$–
Total current assets	–	–

Property and equipment, net	–	–

Total assets	$–	$–

LIABILITIES AND DEFICIT

Current liabilities
Accrued expenses	$10,656	$9,921
Advances from former officer	20,884	17,445
Total current liabilities	31,540	27,366

Total liabilities	31,540	27,366

Commitments and contingencies	–	–

Stockholders’ deficit
Preferred stock - Class A, $1.00 par value; 1,000,000 shares authorized, none issued and outstanding	–	–
Convertible preferred stock - Class B, $1.00 par value; 1,000,000 shares authorized, none issued and outstanding	–	–
Preferred stock - undesignated; 48,000,000 shares authorized, none issued and outstanding	–	–
Common stock - no par value; 250,000,000 shares authorized 888,579 and 888,579 shares issued and outstanding, respectively*	32,246,441	32,246,441
Subscription receivable	–	(100)
(Accumulated deficit)	(32,277,981)	(32,273,707)
Accumulated other comprehensive income (loss)	–	–
Total deficit	(31,540)	(27,366)

Total liabilities and deficit	$–	$–

*On March 10, 2021, the Company implemented a 10,000 for 1 reverse split of its issued and outstanding shares of common stock. Except for shares authorized, all references to number of shares and per share information have been retroactively adjusted to reflect such split.

See notes to unaudited financial statements.

CONECTISYS CORPORATION

UNAUDITED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS)

	For the Years Ended September 30,
	2021	2020

REVENUE	$–	$–

COST OF REVENUE	–	–

GROSS PROFIT	–	–

OPERATING EXPENSES
General and administrative	4,274	5,941
Total operating expenses	4,274	5,941

(LOSS) FROM OPERATIONS	(4,274)	(5,941)

(LOSS) BEFORE INCOME TAXES	(4,274)	(5,941)

PROVISION FOR INCOME TAXES	–	–

NET (LOSS)	(4,274)	(5,941)

OTHER COMPREHENSIVE INCOME (LOSS)	–	–

COMPREHENSIVE INCOME (LOSS)	$(4,274)	$(5,941)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES*
Basic and diluted	$888,579	$215,675

(LOSS) PER SHARE*
Basic and diluted	$(0.00)	$(0.03)

*On March 10, 2021, the Company implemented a 10,000 for 1 reverse split of its issued and outstanding shares of common stock. Except for shares authorized, all references to number of shares and per share information have been retroactively adjusted to reflect such split.

See notes to unaudited financial statements.

CONECTISYS CORPORATION

UNAUDITED STATEMENTS OF CHANGES IN DEFICIT

	Common Stock*		Subscription	Accumulated
	Shares	Amount	Receivable	Deficit	Total

Balance, September 30, 2019	88,579	$32,246,341	$–	$(32,267,766)	$(21,425)
Shares subscribed	800,000	100	(100)	–	–
Net loss	–	–	–	(5,941)	(5,941)
Balance, September 30, 2020	888,579	$32,246,441	$(100)	$(32,273,707)	$(27,366)

Shares subscribed	–	–	100	–	100
Net loss	–	–	–	(4,274)	(4,274)
Balance, September 30, 2021	888,579	$32,246,441	$–	$(32,277,981)	$(31,540)

*On March 10, 2021, the Company implemented a 10,000 for 1 reverse split of its issued and outstanding shares of common stock. Except for shares authorized, all references to number of shares and per share information have been retroactively adjusted to reflect such split.

See notes to unaudited financial statements.

CONECTISYS CORPORATION

UNAUDITED STATEMENTS OF CASH FLOWS

	For the Years Ended September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(4,274)	$(5,941)
Adjustments to reconcile net (loss) to cash (used in) operating activities:
Change in operating assets and liabilities
Accrued expenses	735	2,150
Advances from former officer	3,439	3,791
Net cash used in operating activities	(100)	–

CASH FLOWS FROM INVESTING ACTIVITIES	100	–

CASH FLOWS FROM FINANCING ACTIVITIES	–	–

CHANGES IN CASH	–	–

CASH AND CASH EQUIVALENT, beginning of year	–	–

CASH AND CASH EQUIVALENT, end of year	$–	$–

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income tax	$–	$–
Cash paid for interest	$–	$–

See notes to unaudited financial statements.

Conectisys Corporation

Notes to Unaudited Financial Statements

September 30, 2021

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

From its inception in 1990 through June 30, 2008, Conectisys had aggregate revenues of approximately $524,000 from the sale of its H-NET AMR systems.

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

The Company has adopted the provisions of ASC 740, Income Taxes, since its inception on April 11, 2018.

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

Recently issued accounting pronouncements

The Company does not believe that recently issued accounting standards will have a material effect on its financial statements.

Subsequent events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date that the financial statements are available to be issued. There are no material subsequent events that required recognition or additional disclosure.

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

Note 3 – Loss Per Share

The following table sets forth the computation of basic and diluted loss per share for the years presented:

	Years ended September 30,
	2020	2021

Numerator: Net loss	$(5,941)	$(4,274)
Denominator: Weighted average shares outstanding*	215,675	888,579

Net loss per share	$(0.03)	$(0.00)

*Effective March 10, 2021, the Company implemented a 10,000 to 1 reverse split of its issued and outstanding shares of common stock. The number of post-split shares held by each shareholder will be rounded up to the nearest digit, with a minimum of 1 share. Accordingly, our transfer agent will determine the exact number of shares outstanding post-split. The computation of basic and diluted Loss per Share was retroactively adjusted for all periods presented.

On August 1, 2020, the newly elected sole director and officer purchased 800,000 post-split common shares for $100 payable upon the effectiveness of such split. Such shares are included in the computation of the weighted average shares outstanding for the two months they were deemed outstanding in fiscal 2020.

Note 4 - Equity

The total number of authorized shares of capital stock, as amended, is currently 300,000,000, consisting of 250,000,000 common shares, no par value, and 50,000,000 shares of preferred stock. The number of post-split common shares outstanding is 888,579, of which 838,100 are owned by our sole director and officer. Of the 50,000,000 shares of preferred stock, 1,000,000 shares are designated Class A, $1.00 par value per share, with each share having voting rights equal to 100 common shares. In addition, 1,000,000 shares are designated Class B, $1.00 par value per share, with each share convertible into 10 common shares. The remaining 48,000,000 preferred shares authorized are undesignated. None of the preferred shares are issued and outstanding.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONECTISYS CORPORATION

By:	/s/ Danilo Cacciamatta
Danilo Cacciamatta Chief Executive Officer Principal Accounting Officer

Date: November 10, 2021

10