Form 10-K/A
period 2021-09-30
CONECTISYS CORP
filed 2021-12-01
CIK 790273

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Amendment #1 to

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒      No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Explanatory Note

Conectisys Corp. (the "Company") filed its Annual Report on Form 10-K ("Form 10-K" or "Original Filing") on November 10, 2021. The Company is filing this Amendment No. 1 to its Form 10-K solely to correct two check boxes on the Cover Page. Except as described above, no other changes have been made to the Original Filing and the Original Filing continues to speak as of the date of the Original Filing. Except as expressly set forth herein, this Amendment does not reflect events occurring after the date of the Original Filing or modify or update any of the other disclosures contained therein in any way other than as required to reflect the amendments discussed above. Accordingly, this Amendment should be read in conjunction with the Original Filing and the Company’s other filings with the SEC.

2

PART IV

ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

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

** Previously Filed

F-3

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONECTISYS CORPORATION

By:	/s/ Danilo Cacciamatta
Danilo Cacciamatta Chief Executive Officer Principal Accounting Officer

Date: December 1, 2021

4