Form 10-Q
period 2021-12-31
CONECTISYS CORP
filed 2022-02-03
CIK 790273

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ______________

Commission file number: 33-3560 D

CONECTISYS CORPORATION

(Name of registrant as specified in its charter)

Colorado	84-1017107
(State or other jurisdiction of Incorporation or Organization)	(I.R.S. Employer identification No.)

14308 S. Goss Road, Cheney, Washington	99004
(Address of principal executive offices	(Zip Code)

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

The number of shares outstanding of the registrant’s common stock, par value $0 per share, as of January 31, 2022, was 888,579.

Conectisys Corporation

Part I - Financial Information

Item 1. Unaudited Financial Statements

CONECTISYS CORPORATION

UNAUDITED BALANCE SHEETS

	December 31, 2021	September 30, 2021
Cash	$–	$–

TOTAL ASSETS	–	–

LIABILITIES AND DEFICIT

Current liabilities
Accrued liabilities	34,102	31,540

Total liabilities	$34,102	$31,540

Commitments and contingencies	–	–

Stockholders' Deficit
Preferred stock	–	–
Common stock - no par value; 250,000,000 shares authorized 888,579 shares issued and outstanding	$32,246,441	$32,246,441
(Accumulated deficit)	(32,280,543)	(32,277,981)
Deficit	(34,102)	(31,540)

TOTAL LIABILITIES AND DEFICIT	$–	$–

See notes to the unaudited financial statements.

CONECTISYS CORPORATION

UNAUDITED STATEMENTS OF OPERATIONS

	For the Three Months Ended December 31,
	2020	2021

REVENUE	$–	$–

COST OF REVENUE	–	–

GROSS PROFIT (LOSS)	–	–

GENERAL AND ADMINISTRATIVE EXPENSES	2,850	2,562

NET (LOSS)	(2,850)	(2,562)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES*
Basic and diluted	$370,241	$888,579

(LOSS) PER SHARE
Basic and diluted	$(0.01)	$(0.00)

* On March 10, 2021, the Company implemented a 10,000 to 1 reverse split of the issued and outstanding shares of its common stock. Except for shares authorized, all references to number of shares and per share information in these unaudited financial statements have been retroactively adjusted to reflect such split.

See notes to the unaudited financial statements.

4

CONECTISYS CORPORATION

UNAUDITED STATEMENT OF CHANGES IN DEFICIT

	Common Stock		Accumulated
	Shares	Amount	deficit	Total
Balance, September 30, 2021	888,579	$32,246,441	$(32,277,981)	$(31,540)

Net loss	–	–	(2,562)	(2,562)
Balance, December 31, 2021	888,579	$32,246,441	$(32,280,543)	$(34,102)

See notes to the unaudited financial statements.

CONECTISYS CORPORATION

UNAUDITED STATEMENTS OF CASH FLOWS

For the Three Months Ended December 31,
	2020	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(2,850)	$(2,562)
Adjustments to reconcile net (loss) to cash (used in) operating activities:
Change in operating assets and liabilities
Accrued liabilities	2,850	2,562
Net cash used in operating activities	–	–

CASH FLOWS FROM INVESTING ACTIVITIES	–	–

CASH FLOWS FROM FINANCING ACTIVITIES	–	–

CHANGES IN CASH	–	–

CASH AND CASH EQUIVALENT, beginning of period	–	–

CASH AND CASH EQUIVALENT, end of period	$–	$–

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income tax	$–	$–
Cash paid for interest	$–	$–

See notes to the unaudited financial statements

Conectisys Corporation

Notes to Unaudited Financial Statements

December 31, 2021

Note 1 - Nature of business and organization

ConectiSys Corporation (“Conectisys” or the “Company”) was incorporated in Colorado on February 2, 1986, under the name Coastal Financial Corp. On December 5, 1994, Coastal Financial Corp. changed its name to BDR Industries, Inc. which changed its name on October 16, 1995, to Conectisys Corporation.

The Company was engaged in the development of a low-cost automatic meter reading, or AMR, solution until it ceased all business activity in 2008.

Conectisys was an SEC reporting company until 2008. Its last Form 10-K, for the fiscal year 2007, was filed on Jan 4, 2008; its last Form 10-Q, for the three and nine months ended June 30, 2008, was filed on Septmber 15, 2008.

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

Loss per share

Basic loss per share is computed by dividing net loss by the weighted average number of common stock outstanding during the period.

Recently issued accounting pronouncements

The Company does not believe that recently issued accounting standards have a material effect on its financial position, statements of operations and cash flows.

Subsequent event

The Company evaluated subsequent events and transactions after December 31, 2021 through the date that these unaudited financial statements are available to be issued. There are no material subsequent events that required recognition or additional disclosure in the financial statements.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations Our Company

Conectisys Corporation, a Colorado corporation (“Conectisys”, the “Company, “we”, us” or “our”) is a shell company seeking to create value for its shareholders by merging with another entity with experienced management and opportunities for growth in return for shares of our Common Stock.

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

Our History

The Company was incorporated in Colorado on February 2, 1986, under the name Coastal Financial Corp. On December 5, 1994, Coastal Financial Corp. changed its name to BDR Industries, Inc., which changed its name on October 16, 1995, to Conectisys Corporation.

The Company was engaged in the development of a low-cost automatic meter reading, or AMR Solution, until it ceased all business activity in 2008.

We filed our last Form 10-K for the year ended September 30, 2007, on January 14, 2008.

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

Plan of Operations

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

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Significant accounting policies

Our significant accounting policies are disclosed in Note 2 of our Unaudited Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

This Item does not apply to smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer, who is our principal executive officer and our principal financial and accounting officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act” as of the end of the period covered by this registration statement on Form 10. Based on that evaluation, we concluded that because of the material weakness and significant deficiencies in our internal control over financial reporting, our disclosure controls and procedures are not sufficient as of December 31, 2021. All such weaknesses and deficiencies are principally due to our lack of employees and financial resources.

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

As of January 31, 2022, there are 888,579 shares of our common stock issued and outstanding.

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

Date: February 3, 2022

Conectisys Corporation	/s/ Danilo Cacciamatta
(Registrant)	Danilo Cacciamatta
(Chief Executive Officer)

