Form 10-Q
period 2022-03-31
CONECTISYS CORP
filed 2022-05-16
CIK 790273

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ______________

Commission file number: 33-3560 D

CONECTISYS CORPORATION

(Name of registrant as specified in its charter)

Colorado	84-1017107
(State or other jurisdiction of Incorporation or Organization)	(I.R.S. Employer identification No.)

14308 S. Goss Road, Cheney, WA	99004
(Address of principal executive offices	(Zip Code)

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

As of May 16, 2022 there are 888,579 shares of common stock issued and outstanding.

Conectisys Corporation

Part I - Financial Information

Item 1. Unaudited Financial Statements

CONECTISYS CORPORATION

UNAUDITED BALANCE SHEETS

	March 31, 2022	September 30, 2021
ASSETS
Current assets
Cash and cash equivalents	$–	–

Total current assets	–	–
Property and equipment, net	–	–

TOTAL ASSETS	$–	$–

LIABILITIES AND DEFICIT
Current liabilities
Accrued expenses	$12,506	$10,656
Advances from former officer	24,225	20,884

Total current liabilities	36,731	31,540

Total liabilities	36,731	$31,540

Commitments and contingencies	–	–

Stockholders' Deficit
Preferred stock	–	–
Common stock - no par value; 250,000,000 shares authorized 888,579 shares issued and outstanding	$32,246,441	$32,246,441
(Accumulated deficit)	(32,283,172)	(32,277,981)
Total deficit	(36,731)	(31,540)

TOTAL LIABILITIES AND DEFICIT	$–	$–

See notes to the unaudited financial statements.

CONECTISYS CORPORATION

UNAUDITED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2021	2022	2022	2021

REVENUE	$–	$–	$–	$–

COST OF REVENUE	–	–	–	–

GROSS PROFIT (LOSS)	–	–	–	–

GENERAL AND ADMINISTRATIVE EXPENSES	278	2,850	5,191	3,128

NET (LOSS)	(278)	(2,850)	(5,191)	(3,128)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES*
Basic	888,579	888,579	888,579	888,579
Diluted	888,579	888,579	888,579	888,579

(LOSS) PER SHARE
Basic	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

* On March 10, 2021, the Company implemented a 10,000 to 1 reverse split of the issued and outstanding shares of its common stock. Except for shares authorized, all references to number of shares and per share information in these unaudited financial statements have been retroactively adjusted to reflect such split.

See notes to the unaudited financial statements.

4

CONECTISYS CORPORATION

UNAUDITED STATEMENT OF CHANGES IN DEFICIT

	Common Stock		Accumulated
	Shares	Amount	Deficit	Total
Balance, September 30, 2021	888,579	$32,246,441	$(32,277,981)	$(31,540)

Net loss	–	–	(5,191)	(5,191)
Balance, March 31, 2022	888,579	$32,246,441	$(32,283,172)	$(36,731)

See notes to the unaudited financial statements.

CONECTISYS CORPORATION

UNAUDITED STATEMENTS OF CASH FLOWS

	For the Six Months Ended March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(5,191)	$(3,128)
Adjustments to reconcile net (loss) to cash (used in) operating activities:
Change in operating assets and liabilities
Accrued expenses	1,850	400
Advances from former officer	3,341	2,628
Net cash used in operating activities	–	–

CASH FLOWS FROM INVESTING ACTIVITIES	–	–

CASH FLOWS FROM FINANCING ACTIVITIES	–	–

CHANGES IN CASH	–	–

CASH AND CASH EQUIVALENT, beginning of period	–	–

CASH AND CASH EQUIVALENT, end of period	$–	$–

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income tax	$–	$–
Cash paid for interest	$–	$–

See notes to the unaudited financial statements

Conectisys Corporation

Notes to Unaudited Financial Statements

March 31, 2022

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

Operations: None

Customers: None

Employees: None

Note 2 Basis of Presentation and Summary of significant accounting policies

Basis of presentation

The accompanying unaudited financial statements have been prepared in accordance with the generally accepted accounting principles in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities Exchange Commission (“SEC”).

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

Recently issued accounting pronouncements

The Company does not believe that the implementation of recently issued accounting standards have a material effect on its financial position, statements of operations and cash flows.

Subsequent event

The Company evaluated subsequent events and transactions after December 31, 2022 through the date that these unaudited financial statements are available to be issued. There are no material subsequent events that required recognition or additional disclosure in the financial statements.

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

As of May. 2022, there are 888,579 shares of our common stock issued and outstanding.

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

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description
31.1	Certification Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

31.2	Certification Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in inline XBRL, and included in exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 16, 2022

Conectisys Corporation	/s/ Danilo Cacciamatta
(Registrant)	Danilo Cacciamatta
(Chief Executive Officer)

