Form 10-K
period 2022-09-30
CONECTISYS CORP
filed 2022-12-27
CIK 790273

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2022

or

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

As of December 22, 2022, there were 888,579 shares of the registrant’s common stock outstanding.

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

RISKS RELATED TO OUR COMPANY

WE HAVE INCURRED SIGNIFICANT LOSSES AND ANTICIPATE FUTURE LOSSES

As of September 30, 2022, we had an accumulated deficit of $32,287,380 and a stockholders’ deficit of $40,939.

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

Certain of our former creditors may disagree that our liabilities owed to them are no longer outstanding because they have become statute barred. If these former creditors were to successfully challenge the fact that our liabilities to them are no longer outstanding because they have become statute barred, we do not have the funds available to settle these liabilities. If these former liabilities were held to be currently valid it is unlikely that we would be able to merge with another entity with experienced management and opportunities for growth in return for shares of our Common Stock to create value for our shareholders.

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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Shares of our Common Stock trade in the pink sheets market and quotations for the Common Stock are listed in the "Pink Sheets" produced by the OTC Markets under the symbol “CONC”. The trading volume is very limited, averaging approximately one share daily. The last reported trade was on August 1, 2022, at $0.07/share.

Record Holders.

There were 325 holders of record as of December 22, 2022; however, we believe the number of beneficial holders of our shares of Common Stock to be approximately 350. In many instances, a registered stockholder is a broker or other entity holding shares in street name for one or more customers who beneficially own the shares.

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

ITEM 6. (Reserved)

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

We have zero assets, minor liabilities and minor administrative expenses. We seek to create value for our shareholders by merging with another entity with experienced management and opportunities for growth in return for our common stock. We have not identified a merger candidate.

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

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management conducted an evaluation, with the participation of our Chief Executive Officer, who is our principal executive officer and our principal financial and accounting officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this annual report on Form 10-K. Based on that evaluation, we concluded that because of the material weakness and significant deficiencies in our internal control over financial reporting described below, our disclosure controls and procedures were not sufficient as of September 30, 2022. Such weaknesses and deficiencies are principally caused by our lack of employees and financial resources.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth the name, age, and position with us for our sole director and officer as of September 30, 2022:

Name	Age	Position	Since
Danilo Cacciamatta	77	Director, Chief Executive Officer and Chief Financial Officer	August, 2020

Danilo Cacciamatta has served as our sole director and officer since August 1, 2020. He was elected to the Board of Directors of California First National Bancorp in June 2001. In June 2020, he was elected to the Board of Directors of West Texas Resources. Inc. Mr. Cacciamatta was the CEO of Cacciamatta Accountancy Corporation, a PCAOB registered independent public accounting firm specializing in audits of SEC reporting companies, from 1989 to 2010. From 1972 to 1988, Mr. Cacciamatta was with KPMG Peat Marwick, first as a management consultant in Milan, Italy, and later in the audit group of the Orange County office in California. He was elected to partnership in 1980. His CPA license from the state of California is currently inactive. Mr. Cacciamatta graduated from Pomona College with a B.A in economics and the University of California at Riverside with an M.B.A.

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

CONFLICTS OF INTEREST – CORPORATE OPPORTUNITIES

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

ITEM 11. EXECUTIVE COMPENSATION

Mr. Danilo Cacciamatta was our sole director and officer for fiscal years 2021 and 2022. He served on an interim basis until August 1, 2020, on which date he was formally elected to these positions.

Executive compensation during the two fiscal years ended September 30, 2022, was as follows:

NAME AND PRINCIPAL POSITION	SALARY	BONUS	STOCK AWARDS	OPTIONS AWARDS ($)	NONQUALIFIED DEFERRED COMPENSATION ($)	ALL OTHER COMPENSATION	TOTAL
Danilo Cacciamatta, Director, President, Chief Executive Officer, Chief Financial Officer	–	–	–	–	–	–	–

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of December 22, 2022, the number and percentage of the outstanding shares of Common Stock, which, according to the information available to us, were beneficially owned by:

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

Our unaudited financial statements are included herein commencing on page F-1 following.

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

ITEM 16. FORM 10-K SUMMARY

None.

CONECTISYS CORPORATION

CONECTISYS CORPORATION

UNAUDITED BALANCE SHEETS

	September 30, 2022	September 30, 2021
ASSETS

Current assets
Cash and cash equivalents	$–	$–
Total current assets	–	–

Property and equipment, net	–	–

Total assets	$–	$–

LIABILITIES AND DEFICIT

Current liabilities
Accrued expenses	$12,806	$10,656
Advances from former officer	28,133	20,884
Total current liabilities	40,939	31,540

Total liabilities	40,939	31,540

Commitments and contingencies	–	–

Stockholders’ deficit
Preferred stock - Class A, $1.00 par value; 1,000,000 shares authorized, none issued and outstanding	–	–
Convertible preferred stock - Class B, $1.00 par value; 1,000,000 shares authorized, none issued and outstanding	–	–
Preferred stock - undesignated; 48,000,000 shares authorized, none issued and outstanding	–	–
Common stock - no par value; 250,000,000 shares authorized, 888,579 shares issued and outstanding*	32,246,441	32,246,441
(Accumulated deficit)	(32,287,380)	(32,277,981)
Accumulated other comprehensive income (loss)	–	–
Total deficit	(40,939)	(31,540)

Total liabilities and deficit	$–	$–

*On March 10, 2021, the Company implemented a 10,000 for 1 reverse split of its issued and outstanding shares of common stock. Except for shares authorized, all references to number of shares and per share information have been retroactively adjusted to reflect such split.

See notes to unaudited financial statements.

CONECTISYS CORPORATION

UNAUDITED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS)

	For the Years Ended September 30,
	2022	2021

REVENUE	$–	$–

COST OF REVENUE	–	–

GROSS PROFIT	–	–

OPERATING EXPENSES
General and administrative	9,399	4,274
Total operating expenses	9,399	4,274

(LOSS) FROM OPERATIONS	(9,399)	(4,274)

(LOSS) BEFORE INCOME TAXES	(9,399)	(4,274)

PROVISION FOR INCOME TAXES	–	–

NET (LOSS)	(9,399)	(4,274)

OTHER COMPREHENSIVE INCOME (LOSS)	–	–

COMPREHENSIVE INCOME (LOSS)	$(9,399)	$(4,274)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES*
Basic and diluted	$888,579	$888,579

(LOSS) PER SHARE*
Basic and diluted	$(0.01)	$(0.00)

*On March 10, 2021, the Company implemented a 10,000 for 1 reverse split of its issued and outstanding shares of common stock. Except for shares authorized, all references to number of shares and per share information have been retroactively adjusted to reflect such split.

See notes to unaudited financial statements.

CONECTISYS CORPORATION

UNAUDITED STATEMENTS OF CHANGES IN DEFICIT

	Common Stock*		Subscription	Accumulated
	Shares	Amount	Receivable	Deficit	Total

Balance, September 30, 2020	888,579	$32,246,441	$(100)	$(32,273,707)	$(27,366)

Shares subscribed	–	–	100	–	100
Net loss	–	–	–	(4,274)	(4,274)
Balance, September 30, 2021	888,579	$32,246,441	$–	$(32,277,981)	$(31,540)

Net loss	–	–	–	(9,399)	(9,399)
Balance, September 30, 2022	888,579	$32,246,441	$–	$(32,287,380)	$(40,939)

*On March 10, 2021, the Company implemented a 10,000 for 1 reverse split of its issued and outstanding shares of common stock. Except for shares authorized, all references to number of shares and per share information have been retroactively adjusted to reflect such split.

See notes to unaudited financial statements.

CONECTISYS CORPORATION

UNAUDITED STATEMENTS OF CASH FLOWS

	For the Years Ended September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(9,399)	$(4,274)
Adjustments to reconcile net (loss) to cash (used in) operating activities:
Change in operating assets and liabilities
Accrued expenses	2,150	735
Advances from former officer	7,249	3,439
Net cash used in operating activities	–	(100)

CASH FLOWS FROM INVESTING ACTIVITIES	–	100

CASH FLOWS FROM FINANCING ACTIVITIES	–	–

CHANGES IN CASH	–	–

CASH AND CASH EQUIVALENT, beginning of year	–	–

CASH AND CASH EQUIVALENT, end of year	$–	$–

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income tax	$–	$–
Cash paid for interest	$–	$–

See notes to unaudited financial statements.

Conectisys Corporation

Notes to Unaudited Financial Statements

September 30, 2022

Note 1 – Nature of business and organization

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

The Company has adopted the provisions of ASC 740, Income Taxes.

Commitments and Contingencies

In the ordinary course of business, the Company is subject to certain contingencies, including legal proceedings and claims arising out of the business that relate to a wide range of matters, such as government investigations and tax matters. The Company recognizes a liability for such contingency if it determines it is probable that a loss occurred and a reasonable estimate of the loss can be made. The Company may consider many factors in making these assessments including historical and specific facts and circumstances of each matter.

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

Note 3 – Loss Per Share

The following table sets forth the computation of basic and diluted loss per share for the years presented:

	Years ended September 30,
	2022	2021

Numerator: Net loss	$(9,399)	$(4,274)
Denominator: Weighted average shares outstanding*	888,579	888,579

Net loss per share	$(0.01)	$(0.00)

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

Note 4 – Equity

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

F-9

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONECTISYS CORPORATION

By:	/s/ Danilo Cacciamatta
Danilo Cacciamatta Chief Executive Officer Principal Accounting Officer

Date: December 27, 2022