Form 10-K
period 2022-12-31
CONECTISYS CORP
filed 2023-02-16
CIK 790273

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed fiscal quarter was $0.

As of January 31, 2023, there were 888,579 shares of the registrant’s common stock outstanding.

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

RISKS RELATED TO OUR COMPANY

WE HAVE INCURRED SIGNIFICANT LOSSES AND ANTICIPATE FUTURE LOSSES

As of December 31, 2022, we had an accumulated deficit of $32,289,547 and a stockholders’ deficit of $43,106.

Future losses are likely to occur until we are able to merge with another entity with experienced management and opportunities for growth in return for shares of our Common Stock to create value for our shareholders, as we have no sources of income to meet our operating expenses.

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

The shares of our Common Stock may be thinly traded on the OTC Pink Sheets, meaning that the number of persons interested in purchasing our shares of Common Stock at or near ask prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including the fact that we are a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume. Even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven, early stage company such as ours or purchase or recommend the purchase of our shares of Common Stock until such time as we became more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our shares of Common Stock is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on securities price.

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

Record Holders.

There were 325 holders of record as of January 31, 2023. In many instances, a registered stockholder is a broker or other entity holding shares in street name for one or more customers who beneficially own the shares.

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

ITEM 6. (Reserved)

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

We have no assets, minor liabilities and minor administrative expenses. We seek to create value for our shareholders by merging with another entity with experienced management and opportunities for growth in return for our common stock. We have not identified a merger candidate.

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

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management conducted an evaluation, with the participation of our Chief Executive Officer, who is our principal executive officer and our principal financial and accounting officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this annual report on Form 10-K. Based on that evaluation, we concluded that because of the material weakness and significant deficiencies in our internal control over financial reporting described below, our disclosure controls and procedures were not sufficient as of December 31, 2022. Such weaknesses and deficiencies are principally caused by our lack of employees and financial resources.

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

Executive compensation during the two fiscal years ended December 31, 2022, was as follows:

NAME AND PRINCIPAL POSITION	SALARY	BONUS	STOCK AWARDS	OPTIONS AWARDS ($)	NONQUALIFIED DEFERRED COMPENSATION ($)	ALL OTHER COMPENSATION	TOTAL
Danilo Cacciamatta, Director, President, Chief Executive Officer, Chief Financial Officer	–	–	–	–	–	–	–

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of January 31, 2023, the number and percentage of the outstanding shares of Common Stock, which, according to the information available to us, were beneficially owned by:

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

________________

** The SEC Financial Reporting Manual Section 1320.2 - Inactive Registrants states that if Registrant has gross receipts or expenditures not over $100,000; no securities activity; and no material changes, it MAY PROVIDE UNAUDITED FINANCIAL STATEMENTS IN FORM 10-K. XBRL requires auditor information and for this reason, this filing does not contain xbrl as it would suspend.

ITEM 16. FORM 10-K SUMMARY

None.

CONECTISYS CORPORATION

F-1

CONECTISYS CORPORATION

UNAUDITED BALANCE SHEETS

	December 31, 2022	December 31, 2021

ASSETS

Current assets
Cash and cash equivalents	$–	$–
Total current assets	–	–

Property and equipment, net	–	–

Total assets	$–	$–

LIABILITIES AND DEFICIT

Current liabilities
Accrued expenses	$12,956	$12,356
Advances from former officer	30,150	21,746
Total current liabilities	43,106	34,102

Total liabilities	43,106	34,102

Commitments and contingencies	–	–

Stockholders’ deficit
Preferred stock - Class A, $1.00 par value; 1,000,000 shares authorized, none issued and outstanding	–	–
Convertible preferred stock - Class B, $1.00 par value; 1,000,000 shares authorized, none issued and outstanding	–	–
Preferred stock - undesignated; 48,000,000 shares authorized, none issued and outstanding	–	–
Common stock - no par value; 250,000,000 shares authorized, 888,579 shares issued and outstanding*	32,246,441	32,246,441
(Accumulated deficit)	(32,289,547)	(32,280,543)
Accumulated other comprehensive income (loss)	–	–
Total deficit	(43,106)	(34,102)

Total liabilities and deficit	$–	$–

*On March 10, 2021, the Company implemented a 10,000 for 1 reverse split of its issued and outstanding shares of common stock. Except for shares authorized, all references to number of shares and per share information have been retroactively adjusted to reflect such split.

See notes to unaudited financial statements.

F-2

CONECTISYS CORPORATION

UNAUDITED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS)

	For the Years Ended December 31,
	2022	2021

REVENUE	$–	$–

COST OF REVENUE	–	–

GROSS PROFIT	–	–

OPERATING EXPENSES
General and administrative	9,004	3,986
Total operating expenses	9,004	3,986

(LOSS) FROM OPERATIONS	(9,004)	(3,986)

(LOSS) BEFORE INCOME TAXES	(9,004)	(3,986)

PROVISION FOR INCOME TAXES	–	–

NET (LOSS)	(9,004)	(3,986)

OTHER COMPREHENSIVE INCOME (LOSS)	–	–

COMPREHENSIVE INCOME (LOSS)	$(9,004)	$(3,986)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES*
Basic and diluted	$888,579	$888,579

(LOSS) PER SHARE*
Basic and diluted	$(0.01)	$(0.00)

*On March 10, 2021, the Company implemented a 10,000 for 1 reverse split of its issued and outstanding shares of common stock. Except for shares authorized, all references to number of shares and per share information have been retroactively adjusted to reflect such split.

See notes to unaudited financial statements.

F-3

CONECTISYS CORPORATION

UNAUDITED STATEMENTS OF CHANGES IN DEFICIT

	Common Stock*		Subscription	Accumulated
	Shares	Amount	Receivable	Deficit	Total

Balance, December 31, 2020	888,579	$32,246,441	$(100)	$(32,276,557)	$(30,216)

Shares subscribed	–	–	100	–	100
Net loss	–	–	–	(3,986)	(3,986)

Balance, December 31, 2021	888,579	$32,246,441	$–	$(32,280,543)	$(34,102)

Net loss	–	–	–	(9,004)	(9,004)

Balance, December 31, 2022	888,579	$32,246,441	$–	$(32,289,547)	$(43,106)

*On March 10, 2021, the Company implemented a 10,000 for 1 reverse split of its issued and outstanding shares of common stock. Except for shares authorized, all references to number of shares and per share information have been retroactively adjusted to reflect such split.

See notes to unaudited financial statements.

F-4

CONECTISYS CORPORATION

UNAUDITED STATEMENTS OF CASH FLOWS

	For the Years Ended September 30,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(9,004)	$(3,986)
Adjustments to reconcile net (loss) to cash (used in) operating activities:
Change in operating assets and liabilities
Accrued expenses	600	2,185
Advances from former officer	8,404	1,701
Net cash used in operating activities	–	(100)

CASH FLOWS FROM INVESTING ACTIVITIES	–	100

CASH FLOWS FROM FINANCING ACTIVITIES	–	–

CHANGES IN CASH	–	–

CASH AND CASH EQUIVALENT, beginning of year	–	–

CASH AND CASH EQUIVALENT, end of year	$–	$–

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income tax	$–	$–
Cash paid for interest	$–	$–

See notes to unaudited financial statements.

F-5

Conectisys Corporation

Notes to Unaudited Financial Statements

December 31, 2022

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

The Company changed its fiscal year end from September 30 to December 31 on January 31, 2023. The change did not result in any material differences in the Company’s financial statements because the Company has minimal activities and its quarterly operating results are immaterial and comparable.

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

F-6

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

Earnings per share

Basic earnings per share are computed by dividing net income attributable to holders of Common Stock by the weighted average number of Common Stock outstanding during the year. Diluted earnings per share reflect the potential dilution that could occur if securities to issue Common Stock were issued.

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

F-7

Note 3 – Loss Per Share

The following table sets forth the computation of basic and diluted loss per share for the years presented:

	Years ended December 31,
	2022	2021

Numerator: Net loss	$(9,004)	$(3,986)
Denominator: Weighted average shares outstanding*	888,579	888,579

Net loss per share	$(0.01)	$(0.00)

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

F-8

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONECTISYS CORPORATION

By:	/s/ Danilo Cacciamatta
Danilo Cacciamatta Chief Executive Officer Principal Accounting Officer

Date: February 16, 2023

F-9