Form 10-Q
period 2023-03-31
CONECTISYS CORP
filed 2023-05-04
CIK 790273

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 1, 2023, there are 888,579 shares of common stock issued and outstanding.

Conectisys Corporation

Part I - Financial Information

Item 1. Unaudited Financial Statements

CONECTISYS CORPORATION

UNAUDITED BALANCE SHEETS

	March 31, 2023	December 31, 2022
ASSETS
Current assets
Cash and cash equivalents	$–	$–

Total current assets	–	–
Property and equipment, net	–	–

TOTAL ASSETS	$–	$–

LIABILITIES AND DEFICIT
Current liabilities
Accrued expenses	$13,156	$12,956
Advances from former officer	32,037	30,150

Total current liabilities	45,193	43,106

Total liabilities	45,193	43,106

Commitments and contingencies	–	–

Stockholders' Deficit
Preferred stock	–	–
Common stock - no par value; 250,000,000 shares authorized, 888,579 shares issued and outstanding	32,246,441	32,246,441
(Accumulated deficit)	(32,291,634)	(32,289,547)
Total deficit	(45,193)	(43,106)

TOTAL LIABILITIES AND DEFICIT	$–	$–

See notes to the unaudited financial statements.

CONECTISYS CORPORATION

UNAUDITED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31,
	2023	2022

REVENUE	$–	$–

COST OF REVENUE	–	–

GROSS PROFIT (LOSS)	–	–

GENERAL AND ADMINISTRATIVE EXPENSES	2,087	2,629

NET (LOSS)	$(2,087)	(2,629)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES*
Basic	888,579	888,579
Diluted	888,579	888,579

(LOSS) PER SHARE
Basic	$(0.00)	$(0.00)
Diluted	$(0.00)	$(0.00)

* On March 10, 2021, the Company implemented a 10,000 to 1 reverse split of the issued and outstanding shares of its common stock. Except for shares authorized, all references to number of shares and per share information in these unaudited financial statements have been retroactively adjusted to reflect such split.

See notes to the unaudited financial statements.

4

CONECTISYS CORPORATION

UNAUDITED STATEMENT OF CHANGES IN DEFICIT

	Common Stock		Accumulated
	Shares	Amount	Deficit	Total
Balances, December 31, 2022	888,579	$32,246,441	$(32,289,547)	$(43,106)

Net loss	–	–	(2,087)	(2,087)
Balances, March 31, 2023	888,579	$32,246,441	$(32,291,634)	$(45,193)

See notes to the unaudited financial statements.

CONECTISYS CORPORATION

UNAUDITED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(2,087)	$(2,629)
Adjustments to reconcile net (loss) to cash (used in) operating activities:
Change in operating assets and liabilities
Accrued expenses	200	150
Advances from former officer	1,887	2,479
Net cash used in operating activities	–	–

CASH FLOWS FROM INVESTING ACTIVITIES	–	–

CASH FLOWS FROM FINANCING ACTIVITIES	–	–

CHANGES IN CASH	–	–

CASH AND CASH EQUIVALENT, beginning of period	–	–

CASH AND CASH EQUIVALENT, end of period	$–	$–

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income tax	$–	$–
Cash paid for interest	$–	$–

See notes to the unaudited financial statements

Conectisys Corporation

Notes to Unaudited Financial Statements

March 31, 2023

Note 1 - Nature of Business and Organization

Conectisys Corporation (the “Company”) was incorporated in Colorado on February 2, 1986, under the name Coastal Financial Corp. On December 5, 1994, Coastal Financial Corp. changed its name to BDR Industries, Inc. which changed its name on October 16, 1995, to Conectisys Corporation.

The Company has not generated revenues from 2008 to the date of this report.

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

As of May 1, 2023, there are 888,579 shares of our common stock issued and outstanding.

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

Date: May 4, 2023

Conectisys Corporation	/s/ Danilo Cacciamatta
(Registrant)	Danilo Cacciamatta
(Chief Executive Officer)

