Form 10-Q
period 2023-06-30
CONECTISYS CORP
filed 2023-08-07
CIK 790273

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ______________

Commission file number: 033-03560-D

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

As of August 1, 2023, there are 888,579 shares of common stock issued and outstanding.

Conectisys Corporation

PART – 1 FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

CONECTISYS CORPORATION

UNAUDITED BALANCE SHEETS

	June 30, 2023	December 31, 2022
ASSETS
Current assets
Cash and cash equivalents	$–	$–

Property and equipment, net	–	–

TOTAL ASSETS	$–	$–

LIABILITIES AND DEFICIT
Current liabilities
Accrued expenses	$13,456	$12,956
Advances from former officer	33,950	30,150

Total current liabilities	47,406	43,106

Total liabilities	47,406	43,106

Commitments and contingencies	–	–

Stockholders' Deficit
Preferred stock	–	–
Common stock - no par value; 250,000,000 shares authorized, 888,579 shares issued and outstanding	32,246,441	32,246,441
(Accumulated deficit)	(32,293,847)	(32,289,547)
Total deficit	(47,406)	(43,106)

TOTAL LIABILITIES AND DEFICIT	$–	$–

See notes to the unaudited financial statements.

CONECTISYS CORPORATION

UNAUDITED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022

REVENUE	$–	$–	$–	$–

COST OF REVENUE	–	–	–	–

GROSS PROFIT (LOSS)	–	–	–	–

GENERAL AND ADMINISTRATIVE EXPENSES	2,213	2,121	4,300	4,750

NET (LOSS)	$(2,213)	$(2,121)	$(4,300)	(4,750)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
Basic	888,579	888,579	888,579	888,579
Diluted	888,579	888,579	888,579	888,579

(LOSS) PER SHARE
Basic	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

See notes to the unaudited financial statements.

4

CONECTISYS CORPORATION

UNAUDITED STATEMENT OF CHANGES IN DEFICIT

	Common Stock		Accumulated
	Shares	Amount	Deficit	Total
Balances, December 31, 2022	888,579	$32,246,441	$(32,289,547)	$(43,106)

Net loss	–	–	(4,300)	(4,300)
Balances, June 30, 2023	888,579	$32,246,441	$(32,293,847)	$(47,406)

See notes to the unaudited financial statements.

CONECTISYS CORPORATION

UNAUDITED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(4,300)	$(4,750)
Adjustments to reconcile net (loss) to cash (used in) operating activities:
Change in operating assets and liabilities
Accrued expenses	500	300
Advances from former officer	3,800	4,450
Net cash used in operating activities	–	–

CASH FLOWS FROM INVESTING ACTIVITIES	–	–

CASH FLOWS FROM FINANCING ACTIVITIES	–	–

CHANGES IN CASH	–	–

CASH AND CASH EQUIVALENT, beginning of period	–	–

CASH AND CASH EQUIVALENT, end of period	$–	$–

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income tax	$–	$–
Cash paid for interest	$–	$–

See notes to the unaudited financial statements.

Conectisys Corporation

Notes to Unaudited Financial Statements

June 30, 2023

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

The Company changed its fiscal year end from September 30 to December 31 on January 31, 2023. The change did not result in any material differences in the Company’s financial statements.

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

Subsequent events

The Company determined that there were no material subsequent events and transactions requiring recognition or additional disclosure after the balance sheet date through the date of this report.

Note 3 – Equity

The total number of authorized shares of capital stock, as amended, is currently 300,000,000, consisting of 250,000,000 common shares, no par value, and 50,000,000 shares of preferred stock. The number of common shares outstanding is 888,579, of which 838,100 are owned by the Company’s sole director and officer. Of the 50,000,000 shares of preferred stock, 1,000,000 shares are designated Class A, $1.00 par value, with each share having voting rights equal to 100 common shares, and 1,000,000 shares are designated as Class B, $1.00 par value, with each share convertible into 10 common shares. The remaining 48,000,000 preferred shares authorized are undesignated. No preferred shares are issued and outstanding.

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

Off-Balance Sheet Arrangements

We are required to disclose off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, such as changes in financial condition, revenues, expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors. We have no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

This Item does not apply to smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer, who is our principal executive officer and our principal financial and accounting officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act” as of the end of the period covered by this registration statement on Form 10. Based on that evaluation, we concluded that because of the material weakness and significant deficiencies in our internal control over financial reporting, our disclosure controls and procedures are not sufficient. All such weaknesses and deficiencies are principally due to our lack of employees and financial resources.

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

As of August 1, 2023, there are 888,579 shares of our common stock issued and outstanding.

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

Date: August 7, 2023

Conectisys Corporation	/s/ Danilo Cacciamatta
(Registrant)	Danilo Cacciamatta
(Chief Executive Officer)

