Form 10-K
period 2023-12-31
CONECTISYS CORP
filed 2024-03-29
CIK 790273

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Registrant’s telephone number, including area code: (949) 929-5455

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
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐  No ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒  No ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed fiscal quarter was $0.

As of January 31, 2024, there were 888,579 shares of the registrant’s common stock outstanding.

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

The Company was engaged in the development of a low-cost automatic meter reading, or AMR Solution, until it ceased all business activity in 2008. We have had no revenues since 2008.

The Company resumed its SEC filings with Form 10-K for its former fiscal year ended September 30, 2020. Previously, the Company had filed its last Form 10-Q for the quarterly period ended June 30, 2008, and Form 15 on December 29, 2014. We are now current with our voluntary SEC filings and have adopted the calendar year as our fiscal year.

Debt Extinguishment

In 2008, when the Company ceased all operations, its balance sheet reported miscellaneous assets of $172,581, accounts payable of $383,404, accrued compensation of $2,458,322, convertible notes payable aggregating $6,633,312, and related accrued interest of $498,132.

All assets were fully amortized or realized by the end of 2008.

All accrued compensation was payable to members of the Company’s Board of Directors. Pursuant to a December 1, 2008, resolution, the Board approved the waiver and cancellation of all accrued compensation amounting to $2,458,322.

All notes payable were issued in multiple rounds of financings to NIR Group, AJW, New Millenium Capital Partners and the Laurus Master Fund. All lenders were controlled directly or indirectly by Corey Ribotsky.

The convertible notes included the issuance of common stock warrants, all of which expired unexercised.

The Securities and Exchange Commission announced that, on November 14, 2013, a final judgement by consent was entered against Defendant Corey Ribotsky. In addition, all claims against Defendant NIR Group were dismissed at the SEC’s request because that entity is defunct and has no assets.

The SEC’s enforcement action determined, inter alia, that the AJW Funds were managed through NIR.

Ribotsky consented to the final judgments, agreed to permanent injunctions prohibiting him from violating various sections of the Securites Act of 1933 and 1934 as well as the Investment Advisers Act of 1940. Ribotsky also agreed to pay $12,500,000 in disgorgement, $1,000,000 in prejudgment interest, and a $1,000,000 civil penalty.

The Financial Services Division of the Grand Court of the Cayman Islands appointed two voluntary liquidators for the Laurus Master Fund, Ltd in 2009.

The Cayman Island’s Bankruptcy Court Report of January 2014, identified various AJW and New Millenium Capital Partners funds, together the “AJW Funds”, that were assigned to Hull/Gemini, liquidation auditors. The liquidators carried out an extensive review of the Funds’ portfolio and determined that the only realistic route to a potential recovery from the AJW Funds might be from a lawsuit against the former US auditors of the Funds.

In summary:

the Company was a victim of predatory lending by Corey Ribotsky and his affiliated entities listed above;

all above lending entities ceased to exist over a decade ago;

all judicial collection efforts mandated by U.S. and Cayman Islands Courts were exhausted approximately a decade ago;

any and all other obligations were barred from any collection efforts since the time frame allowed by the applicable statutes of limitations for a legal action expired at various times between 2011 and April 2017.

Accordingly, the Company extinguished all its obligations effective as of the end of fiscal 2017. The extinguishment resulted in a decrease of its accumulated deficit of $9,591,024. As of the end of fiscal 2017, the only items comprising the Company’s balance sheet were Common Stock of $32,246,341 and an equal amount of Accumulated Deficit.

In 2020, Danilo Cacciamatta became the controlling shareholder and resumed the Company’s voluntary SEC filings. One consequence of the resulting change in control for Federal tax purposes is that the possible future benefit of the Company’s tax loss carryforward of approximately $26 million became severely limited.

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

RISKS RELATED TO OUR COMPANY

WE HAVE INCURRED SIGNIFICANT LOSSES AND ANTICIPATE FUTURE LOSSES

As of December 31, 2023, we had an accumulated deficit of $32,296,147 and a stockholders’ deficit of $49,706.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

The Company does not, and will not, have the resources to institute cybersecurity measures until such time as it may be able to enter into a successful merger transaction.

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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Shares of our Common Stock trade in the pink sheets market and quotations for the Common Stock are listed in the "Pink Sheets" produced by the OTC Markets under the symbol “CONC”. The trading volume is very limited, averaging approximately one share daily. The last reported trade was on June 23, 2023, at $0.22/share.

Record Holders.

There were approximately 184 holders of record as of January 31, 2024. In many instances, a registered stockholder is a broker or other entity holding shares in street name for one or more customers who beneficially own the shares.

Transfer Agent

Our transfer agent is Legacy Stock Transfer, Inc. (formerly Signature Stock Transfer, Inc.), 16801 Addison Road, Suite 247 Addison, Texas 75001. Their telephone number is (972) 612-4120.

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

ITEM 9B. OTHER INFORMATION

During the quarter ended December 31, 2023, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JUSRISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth the name, age, and position with us for our sole director and officer as of September 30, 2022:

Name	Age	Position	Since
Danilo Cacciamatta	78	Director, Chief Executive Officer and Chief Financial Officer	August, 2020

Danilo Cacciamatta has served as our sole director and officer since August 1, 2020. He was elected to the Board of Directors of California First Leasing Corporation in June 2001. In June 2020, he was elected to the Board of Directors of West Texas Resources. Inc. Mr. Cacciamatta was the CEO of Cacciamatta Accountancy Corporation, a PCAOB registered independent public accounting firm specializing in audits of SEC reporting companies, from 1989 to 2010. From 1972 to 1988, Mr. Cacciamatta was with KPMG Peat Marwick, first as a management consultant in Milan, Italy, and later in the audit group of the Orange County office in California. He was elected to partnership in 1980. His CPA license from the state of California is currently inactive. Mr. Cacciamatta graduated from Pomona College with a B.A in economics and the University of California at Riverside with an M.B.A.

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

Executive compensation during the two fiscal years ended December 31, 2023, was as follows:

NAME AND PRINCIPAL POSITION	SALARY	BONUS	STOCK AWARDS	OPTIONS AWARDS ($)	NONQUALIFIED DEFERRED COMPENSATION ($)	ALL OTHER COMPENSATION	TOTAL
Danilo Cacciamatta, Director, President, Chief Executive Officer, Chief Financial Officer	–	–	–	–	–	–	–

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of January 31, 2024, the number and percentage of the outstanding shares of Common Stock, which, according to the information available to us, were beneficially owned by:

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

ITEM 16. FORM 10-K SUMMARY

None.

CONECTISYS CORPORATION

F-1

CONECTISYS CORPORATION

UNAUDITED BALANCE SHEETS

	December 31, 2022	December 31, 2023

ASSETS

Current assets
Cash and cash equivalents	$–	$–
Total current assets	–	–

Property and equipment, net	–	–

Total assets	$–	$–

LIABILITIES AND DEFICIT

Current liabilities
Accrued expenses	$12,956	$14,006
Accounts payable	30,150	35,700
Total current liabilities	43,106	49,706

Total liabilities	43,106	49,706

Commitments and contingencies	–	–

Stockholders’ deficit
Preferred stock - Class A, $1.00 par value; 1,000,000 shares authorized, none issued and outstanding	–	–
Convertible preferred stock - Class B, $1.00 par value; 1,000,000 shares authorized, none issued and outstanding	–	–
Preferred stock - undesignated; 48,000,000 shares authorized, none issued and outstanding	–	–
Common stock - no par value; 250,000,000 shares authorized, 888,579 shares issued and outstanding*	32,246,441	32,246,441
(Accumulated deficit)	(32,289,547)	(32,296,147)
Accumulated other comprehensive income (loss)	–	–
Total deficit	(43,106)	(49,706)

Total liabilities and deficit	$–	$–

*On March 10, 2021, the Company implemented a 10,000 for 1 reverse split of its issued and outstanding shares of common stock. Except for shares authorized, all references to number of shares and per share information have been retroactively adjusted to reflect such split.

See notes to unaudited financial statements.

F-2

CONECTISYS CORPORATION

UNAUDITED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS)

	For the Years Ended December 31,
	2022	2023

REVENUE	$–	$–

COST OF REVENUE	–	–

GROSS PROFIT	–	–

OPERATING EXPENSES
General and administrative	9,004	6,600
Total operating expenses	9,004	6,600

(LOSS) FROM OPERATIONS	(9,004)	(6,600)

(LOSS) BEFORE INCOME TAXES	(9,004)	(6,600)

PROVISION FOR INCOME TAXES	–	–

NET (LOSS)	(9,004)	(6,600)

OTHER COMPREHENSIVE INCOME (LOSS)	–	–

COMPREHENSIVE INCOME (LOSS)	$(9,004)	$(6,600)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES*
Basic and diluted	$888,579	$888,579

(LOSS) PER SHARE*
Basic and diluted	$(0.01)	$(0.01)

*On March 10, 2021, the Company implemented a 10,000 for 1 reverse split of its issued and outstanding shares of common stock. Except for shares authorized, all references to number of shares and per share information have been retroactively adjusted to reflect such split.

See notes to unaudited financial statements.

F-3

CONECTISYS CORPORATION

UNAUDITED STATEMENTS OF CHANGES IN DEFICIT

	Common Stock*		Accumulated
	Shares	Amount	Deficit	Total

Balance, December 31, 2021	888,579	$32,246,441	$(32,280,543)	$(34,102)

Net loss	–	–	(9,004)	(9,004)

Balance, December 31, 2022	888,579	$32,246,441	$(32,289,547)	$(43,106)

Net loss	–	–	(6,600)	(6,600)

Balance, December 31, 2023	888,579	$32,246,441	$(32,296,147)	$(49,706)

*On March 10, 2021, the Company implemented a 10,000 for 1 reverse split of its issued and outstanding shares of common stock. Except for shares authorized, all references to number of shares and per share information have been retroactively adjusted to reflect such split.

See notes to unaudited financial statements.

F-4

CONECTISYS CORPORATION

UNAUDITED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2022	2023

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(9,004)	$(6,600)
Adjustments to reconcile net (loss) to cash (used in) operating activities:
Change in operating assets and liabilities
Accrued expenses	600	1,050
Accounts payable	8,404	5,550
Net cash used in operating activities	–

CASH FLOWS FROM INVESTING ACTIVITIES	–

CASH FLOWS FROM FINANCING ACTIVITIES	–	–

CHANGES IN CASH	–	–

CASH AND CASH EQUIVALENT, beginning of year	–	–

CASH AND CASH EQUIVALENT, end of year	$–	$–

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income tax	$–	$–
Cash paid for interest	$–	$–

See notes to unaudited financial statements.

F-5

Conectisys Corporation

Notes to Unaudited Financial Statements

December 31, 2023

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

The Company changed its fiscal year end from September 30 to December 31 on January 31, 2023. The change did not result in any material differences in the Company’s financial statements because the Company has minimal activities and its quarterly operating results are immaterial.

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

F-6

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

Note 3 – Loss Per Share

The following table sets forth the computation of basic and diluted loss per share for the years presented:

	Years ended December 31,
	2022	2023

Numerator: Net loss	$(9,004)	$(6,600)
Denominator: Weighted average shares outstanding*	888,579	888,579

Net loss per share	$(0.01)	$(0.01)

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

F-7

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

Date: March 29, 2024