Form 10-Q
period 2024-06-30
CONECTISYS CORP
filed 2024-08-07
CIK 790273

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 1, 2024, there are 888,579 shares of common stock issued and outstanding.

Conectisys Corporation

Part I - Financial Information

Item 1. Unaudited Financial Statements

CONECTISYS CORPORATION

UNAUDITED BALANCE SHEETS

	June 30, 2024	December 31, 2023
ASSETS
Current assets
Cash and cash equivalents	$–	$–

Total current assets	–	–
Property and equipment, net	–	–

TOTAL ASSETS	$–	$–

LIABILITIES AND DEFICIT
Current liabilities
Accounts payable	$32,244	$31,694
Advances from officer	24,790	18,012

Total current liabilities	57,034	49,706

Total liabilities	57,034	49,706

Commitments and contingencies	–	–

Stockholders' Deficit
Preferred stock	–	–
Common stock - no par value; 250,000,000 shares authorized, 888,579 shares issued and outstanding	32,246,441	32,246,441
(Accumulated deficit)	(32,303,475)	(32,296,147)
Total deficit	(57,034)	(49,706)

TOTAL LIABILITIES AND DEFICIT	$–	$–

See notes to the unaudited financial statements.

CONECTISYS CORPORATION

UNAUDITED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023

REVENUE	$–	$–	$–	$–

COST OF REVENUE	–	–	–	–

GROSS PROFIT (LOSS)	–	–	–	–

GENERAL AND ADMINISTRATIVE EXPENSES	6,411	2,213	7,328	4,300

NET (LOSS)	$(6,411)	$(2,213)	$(7,328)	$(4,300)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
Basic	888,579	888,579	888,579	888,579
Diluted	888,579	888,579	888,579	888,579

(LOSS) PER SHARE
Basic	$(0.01)	$(0.00)	$(0.01)	$(0.00)
Diluted	$(0.01)	$(0.00)	$(0.01)	$(0.00)

See notes to the unaudited financial statements.

4

CONECTISYS CORPORATION

UNAUDITED STATEMENT OF CHANGES IN DEFICIT

	Common Stock		Accumulated
	Shares	Amount	Deficit	Total
Balances, December 31, 2023	888,579	$32,246,441	$(32,296,147)	$(49,706)

Net loss	–	–	(917)	(917)

Balances, March 31, 2024	888,579	$32,246,441	$(32,297,064)	$(50,623)

Net loss	–	–	(6,411)	(6,411)

Balances, June 30, 2024	888,579	$32,246,441	$(32,303,475)	$(57,034)

See notes to the unaudited financial statements.

CONECTISYS CORPORATION

UNAUDITED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(7,328)	$(4,300)
Adjustments to reconcile net (loss) to cash (used in) operating activities:
Change in operating assets and liabilities
Accounts payable	550	500
Advances from officer	6,778	3,800
Net cash used in operating activities	–	–

CASH FLOWS FROM INVESTING ACTIVITIES	–	–

CASH FLOWS FROM FINANCING ACTIVITIES	–	–

CHANGES IN CASH	–	–

CASH AND CASH EQUIVALENT, beginning of period	–	–

CASH AND CASH EQUIVALENT, end of period	$–	$–

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income tax	$–	$–
Cash paid for interest	$–	$–

See notes to the unaudited financial statements

Conectisys Corporation

Notes to Unaudited Financial Statements

June 30, 2024

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

Subsequent events

The Company evaluated subsequent events and transactions after June 30, 2024, through the date that these unaudited financial statements are available to be issued. There are no material subsequent events that required recognition or additional disclosure in the financial statements.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer, who is our principal executive, financial, and accounting officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based on that evaluation, we concluded that because of the material weakness and significant deficiencies in our internal control over financial reporting, our disclosure controls and procedures are not sufficient. All such weaknesses and deficiencies are principally due to our lack of employees and financial resources.

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

As of August 1, 2024, there are 888,579 shares of our common stock issued and outstanding.

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

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the quarter ended June 30, 2024, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

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

Date: August 7, 2024

Conectisys Corporation	/s/ Danilo Cacciamatta
(Registrant)	Danilo Cacciamatta
(Chief Executive Officer)

