Form 10-K
period 2024-12-31
CONECTISYS CORP
filed 2025-02-21
CIK 790273

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2024

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

As of January 31, 2025, there were 888,579 shares of the registrant’s common stock outstanding.

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

Ribotsky consented to the final judgments, agreed to permanent injunctions prohibiting him from violating various sections of the Securities Act of 1933 and 1934 as well as the Investment Advisers Act of 1940. Ribotsky also agreed to pay $12,500,000 in disgorgement, $1,000,000 in prejudgment interest, and a $1,000,000 civil penalty.

The Financial Services Division of the Grand Court of the Cayman Islands appointed two voluntary liquidators for the Laurus Master Fund, Ltd in 2009.

The Cayman Island’s Bankruptcy Court Report of January 2014 identified various AJW and New Millenium Capital Partners funds, together the “AJW Funds”, that were assigned to Hull/Gemini, liquidation auditors. The liquidators carried out an extensive review of the Funds’ portfolio and determined that the only realistic route to a potential recovery from the AJW Funds might be from a lawsuit against the former US auditors of the Funds.

In summary:

•	the Company was a victim of predatory lending by Corey Ribotsky and his affiliated entities listed above;
•	all above lending entities ceased to exist over a decade ago;
•	all judicial collection efforts mandated by U.S. and Cayman Islands Courts were exhausted approximately a decade ago;
•	any and all other obligations were barred from any collection efforts since the time frame allowed by the applicable statutes of limitations for a legal action in all relevant jurisdictions expired at various times between 2011 and April 2017.

Pursuant to the guidance in ASC 405-20-40-1, the Company obtained an Order for Default Judgment in its favor and against all creditors named above. The District Court of Denver, Colorado, decreed the Company to be legally released from all liabilities arising from its Notes payable because their collections were barred by the New York statute of limitations. In addition, the Court decreed the Company to be legally released from all liabilities associated with the accounts payable and accrued liabilities described above since the collection of these obligations is barred by the California statute of limitations. The Order was issued and signed by Jon J. Olafson, District Court Judge.

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

RISKS RELATED TO OUR COMPANY

WE HAVE INCURRED LOSSES AND ANTICIPATE FUTURE LOSSES

As of December 31, 2024, we had an accumulated deficit of $32,300,436 and a stockholders’ deficit of $53,995.

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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Shares of our Common Stock trade in the pink sheets market and quotations for the Common Stock are listed in the "Pink Sheets" produced by the OTC Markets under the symbol “CONC”. The trading volume is very limited, averaging approximately two shares daily. The last reported trade was on December 31, 2024, at $1.00/share.

Record Holders.

There were approximately 184 holders of record as of January 31, 2025. In many instances, a registered stockholder is a broker or other entity holding shares in street name for one or more customers who beneficially own the shares.

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

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management conducted an evaluation, with the participation of our Chief Executive Officer, who is our principal executive officer and our principal financial and accounting officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this annual report on Form 10-K. Based on that evaluation, we concluded that because of the material weakness and significant deficiencies in our internal control over financial reporting described below, our disclosure controls and procedures were not sufficient as of December 31, 2024. Such weaknesses and deficiencies are principally caused by our lack of employees and financial resources.

ITEM 9B. OTHER INFORMATION

During the quarter ended December 31, 2024, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JUSRISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth the name, age, and position with us for our sole director and officer as of September 30, 2022:

Name	Age	Position	Since
Danilo Cacciamatta	79	Director, Chief Executive Officer and Chief Financial Officer	August, 2020

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

ITEM 11. EXECUTIVE COMPENSATION

Mr. Danilo Cacciamatta is our sole director and officer.

Executive compensation during the two fiscal years ended December 31, 2024, was as follows:

NAME AND PRINCIPAL POSITION	SALARY	BONUS	STOCK AWARDS	OPTIONS AWARDS ($)	NONQUALIFIED DEFERRED COMPENSATION ($)	ALL OTHER COMPENSATION	TOTAL
Danilo Cacciamatta, Director, President, Chief Executive Officer, Chief Financial Officer	–	–	–	–	–	–	–

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of January 31, 2025, the number and percentage of the outstanding shares of Common Stock, which, according to the information available to us, were beneficially owned by:

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

ITEM 16. FORM 10-K SUMMARY

None.

CONECTISYS CORPORATION

F-1

CONECTISYS CORPORATION

UNAUDITED BALANCE SHEETS

	December 31, 2024	December 31, 2023

ASSETS

Current assets
Cash and cash equivalents	$–	$–
Total current assets	–	–

Property and equipment, net	–	–

Total assets	$–	$–

LIABILITIES AND DEFICIT

Current liabilities
Accrued expenses	$14,906	$14,006
Accounts payable	39,089	35,700
Total current liabilities	53,995	49,706

Total liabilities	53,995	49,706

Commitments and contingencies	–	–

Stockholders’ deficit
Preferred stock - Class A, $1.00 par value; 1,000,000 shares authorized, none issued and outstanding	–	–
Convertible preferred stock - Class B, $1.00 par value; 1,000,000 shares authorized, none issued and outstanding	–	–
Preferred stock - undesignated; 48,000,000 shares authorized, none issued and outstanding	–	–
Common stock - no par value; 250,000,000 shares authorized, 888,579 shares issued and outstanding	32,246,441	32,246,441
(Accumulated deficit)	(32,300,436)	(32,296,147)
Accumulated other comprehensive income (loss)	–	–
Total deficit	(53,995)	(49,706)

Total liabilities and deficit	$–	$–

See notes to unaudited financial statements.

F-2

CONECTISYS CORPORATION

UNAUDITED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS)

	For the Years Ended December 31,
	2024	2023

REVENUE	$–	$–

COST OF REVENUE	–	–

GROSS PROFIT	–	–

OPERATING EXPENSES
General and administrative	4,289	6,600
Total operating expenses	4,289	6,600

(LOSS) FROM OPERATIONS	(4,289)	(6,600)

(LOSS) BEFORE INCOME TAXES	(4,289)	(6,600)

PROVISION FOR INCOME TAXES	–	–

NET (LOSS)	(4,289)	(6,600)

OTHER COMPREHENSIVE INCOME (LOSS)	–	–

COMPREHENSIVE INCOME (LOSS)	$(4,289)	$(6,600)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
Basic and diluted	888,579	888,579

(LOSS) PER SHARE
Basic and diluted	$(0.00)	$(0.01)

See notes to unaudited financial statements.

F-3

CONECTISYS CORPORATION

UNAUDITED STATEMENTS OF CHANGES IN DEFICIT

	Common Stock		Accumulated
	Shares	Amount	Deficit	Total

Balance, December 31, 2022	888,579	$32,246,441	$(32,289,547)	$(43,106)

Net loss	–	–	(6,600)	(6,600)

Balance, December 31, 2023	888,579	$32,246,441	$(32,296,147)	$(49,706)

Net loss	–	–	(4,289)	(4,289)

Balance, December 31, 2024	888,579	$32,246,441	$(32,300,436)	$(53,995)

See notes to unaudited financial statements.

F-4

CONECTISYS CORPORATION

UNAUDITED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(4,289)	$(6,600)
Adjustments to reconcile net (loss) to cash (used in) operating activities:
Change in operating assets and liabilities
Accrued expenses	850	1,050
Accounts payable	3,439	5,550
Net cash used in operating activities	–	–

CASH FLOWS FROM INVESTING ACTIVITIES	–	–

CASH FLOWS FROM FINANCING ACTIVITIES	–	–

CHANGES IN CASH	–	–

CASH AND CASH EQUIVALENT, beginning of year	–	–

CASH AND CASH EQUIVALENT, end of year	$–	$–

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income tax	$–	$–
Cash paid for interest	$–	$–

See notes to unaudited financial statements.

F-5

Conectisys Corporation

Notes to Unaudited Financial Statements

December 31, 2024

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

The Company changed its fiscal year end from September 30 to December 31 on January 31, 2023. The change did not result in any material differences in the Company’s financial statements because the Company has minimal activities and its quarterly operating results are not material.

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

F-7

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONECTISYS CORPORATION

By:	/s/ Danilo Cacciamatta
Danilo Cacciamatta Chief Executive Officer Principal Accounting Officer

Date: February 21, 2025

S-1