Form 10-Q
period 2025-03-31
CONECTISYS CORP
filed 2025-04-30
CIK 790273

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of April 30, 2025, there are 1,388,579 shares of common stock issued and outstanding.

Conectisys Corporation

Part I - Financial Information

Item 1. Unaudited Financial Statements

CONECTISYS CORPORATION

UNAUDITED BALANCE SHEETS

	March 31, 2025	December 31, 2024
ASSETS
Current assets
Cash and cash equivalents	$8,819	$–

Total current assets	8,819	–
Property and equipment, net	–	–

TOTAL ASSETS	$8,819	$–

LIABILITIES AND EQUITY/DEFICIT
Current liabilities
Accounts payable	$5,000	$24,906
Advances from officer	–	29,089

Total current liabilities	5,000	53,995

Total liabilities	5,000	53,995

Commitments and contingencies	–	–

Stockholders' Equity/Deficit
Preferred stock	–	–
Common stock - no par value; 250,000,000 shares authorized; 1,388,579 shares issued and outstanding post March 31, 2025, quasi-reorganization and 888,579 shares issued and outstanding pre-quasi-reorganization	3,819	32,246,441
(Accumulated deficit) post-quasi-reorganization and pre-quasi-reorganization	–	(32,300,436)
Total Stockholders’ Equity (Deficit)	3,819	(53,995)

TOTAL LIABILITIES AND EQUITY	$8,819	$–

See notes to the unaudited financial statements.

3

CONECTISYS CORPORATION

UNAUDITED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31,
	2025	2024

REVENUE	$–	$–

COST OF REVENUE	–	–

GROSS PROFIT (LOSS)	–	–

GENERAL AND ADMINISTRATIVE EXPENSES	1,090	917

NET (LOSS)	$(1,090)	(917)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
Basic	888,579	888,579
Diluted	888,579	888,579

(LOSS) PER SHARE
Basic	$(0.00)	$(0.00)
Diluted	$(0.00)	$(0.00)

See notes to the unaudited financial statements.

CONECTISYS CORPORATION

UNAUDITED STATEMENT OF CHANGES IN EQUITY/(DEFICIT)

	Common Stock		Accumulated
	Shares	Amount	Equity/(Deficit)	Total
Balances, December 31, 2024	888,579	$32,246,441	$(32,300,436)	$(53,995)

Net loss	–	–	(1,090)	(1,090)
Balances, March 31, 2025, pre-quasi-reorganization	888,579	$32,246,441	$(32,301,526)	$(55,085)

Quasi-reorganization implemented on March 31, 2025

Common shares issued in satisfaction of amounts owed to:

Former legal consultant	200,000	$17,638	$–	$17,638

Officer	200,000	17,638	–	17,638

Readjustments to reflect liabilities at their fair value	–	–	14,809	14,809

Common shares issued to officer for cash @ $.08819/share	100,000	8,819	–	8,819

Elimination of accumulated deficit for “fresh start”	–	(32,286,717)	32,286,717	–

Balances, March 31, 2025, post-quasi-reorganization	1,388,579	$3,819	$–	$3,819

See notes to the unaudited financial statements.

CONECTISYS CORPORATION

UNAUDITED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(1,090)	$(917)
Adjustments to reconcile net (loss) to cash (used in) operating activities:
Change in operating assets and liabilities
Accounts payable	–	300
Advances from officer	1,090	617
Net cash used in operating activities	–	–

CASH FLOWS FROM INVESTING ACTIVITIES	–	–

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of 100,000 common shares	8,819	–
Net cash provided by financing activities	8,819	–

CHANGES IN CASH	8,819	–

CASH AND CASH EQUIVALENT, beginning of period	–	–

CASH AND CASH EQUIVALENT, end of period	$8,819	$–

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income tax	$–	$–
Cash paid for interest	$–	$–

See notes to the unaudited financial statements

Conectisys Corporation

Notes to Unaudited Financial Statements

March 31, 2025

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

The Company has approximately $9,800,000 in federal net operating loss carryforwards expiring in 2025, 2026 and 2027. The resulting deferred tax benefit is fully offset by a valuation allowance because it is more likely than not that it will not be realized.

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

Subsequent events

The Company evaluated subsequent events and transactions through the date that these unaudited financial statements are available to be issued. There are no material subsequent events that required recognition or additional disclosure in the financial statements.

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

Quasi-reorganization

On March 31, 2025, the Company implemented a quasi-reorganization to eliminate its accumulated deficits and reflect fresh-start accounting, in accordance with ASC 852-20.

The Board of directors and a majority of the shareholders approved the readjustment. The conditions that gave rise to nearly all of the Company’s accumulated deficits have not existed for more than fifteen years.

As indicated in the accompanying statement of shareholders’ equity, the quasi-reorganization was implemented with the following steps:

a) the issuance of common shares to the Company’s former legal consultant and its sole officer, in satisfaction of amounts owed to them;

b) the revaluation of balance sheet liabilities;

c) the issuance of common shares to the Company’s officer for cash at the same share value evidenced by the issuances at a) above;

d) the above steps resulted in a positive shareholders’ equity after the elimination of the entire balance of historical deficits.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer, who is our sole officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on that evaluation, we concluded that because of the material weakness and significant deficiencies in our internal control over financial reporting, our disclosure controls and procedures are not sufficient as of March 31, 2025. All such weaknesses and deficiencies are principally due to our lack of employees and financial resources.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On March 31, 2025, the Company sold 100,000 shares of its common stock to its sole director for $8,819 cash.

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

As of April 30, 2025, there are 1,388,579 shares of our common stock issued and outstanding.

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

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the quarter ended March 31, 2025, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

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

Date: April 30, 2025

Conectisys Corporation	/s/ Danilo Cacciamatta
(Registrant)	Danilo Cacciamatta
(Chief Executive Officer)

