Form 10-Q
period 2025-09-30
CONECTISYS CORP
filed 2025-11-06
CIK 790273

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of October 31, 2025, there are 1,388,579 shares of common stock issued and outstanding.

Conectisys Corporation

Part I - Financial Information

Item 1. Unaudited Financial Statements

CONECTISYS CORPORATION

UNAUDITED BALANCE SHEETS

	September 30, 2025	December 31, 2024
ASSETS
Current assets
Cash and cash equivalents	$6,963	$–

Total current assets	6,963	–
Property and equipment, net	–	–

TOTAL ASSETS	$6,963	$–

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$5,000	$24,906
Advances from officer	–	29,089

Total current liabilities	5,000	53,995

Total liabilities	5,000	53,995

Commitments and contingencies	–	–

Stockholders' Equity post-quasi-reorganization effected on March 31, 2025
Preferred stock	–	–
Common stock - no par value; 250,000,000 shares authorized, 1,388,579 shares issued and outstanding	3,819	32,246,441
(Accumulated deficit)	(1,856)	(32,300,436)
Total Stockholders’ Equity (Deficit)	1,963	(53,995)

TOTAL LIABILITIES AND EQUITY	$6,963	$–

See notes to the unaudited financial statements.

CONECTISYS CORPORATION

UNAUDITED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024

REVENUE	$–	$–	$–	$–

COST OF REVENUE	–	–	–	–

GROSS PROFIT (LOSS)	–	–	–	–

GENERAL AND ADMINISTRATIVE EXPENSES	1,428	(11,320)	2,946	(3,992)

NET (LOSS)/EARNINGS	$(1,428)	$11,320	$(2,946)	$3,992

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
Basic	1,388,579	1,388,579	1,388,579	1,388,579
Diluted	1,388,579	1,388,579	1,388,579	1,388,579

(LOSS) PER SHARE
Basic	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

See notes to the unaudited financial statements.

CONECTISYS CORPORATION

UNAUDITED STATEMENT OF CHANGES IN EQUITY/(DEFICIT)

	Common Stock		Accumulated
	Shares	Amount	Deficit	Total
Balances, December 31, 2024, pre-quasi-reorganization	888,579	$32,246,441	$(32,300,436)	$(53,995)

Net loss for the quarter ended March 31, 2025	–	–	(1,090)	(1,090)
Balances, March 31, 2025, pre-quasi-reorganization	888,579	$32,246,441	$(32,301,526)	$(55,085)

Quasi-reorganization effected on March 31, 2025:

Common shares issued in satisfaction of amounts owed to:

Former legal consultant	200,000	17,638	–	17,638

Officer	200,000	17,638	–	17,638

Readjustments to reflect liabilities at their fair value	–	–	14,809	14,809

Shares issued to officer for cash @ $.08819/share	100,000	8,819	–	8,819

Elimination of accumulated deficit for “fresh start”	–	(32,286,717)	32,286,717	–

Net loss for the quarter ended June 30, 2025	–	–	(428)	(428)

Balances, June 30, 2025, post-quasi-reorganization	1,388,579	$3,819	$(428)	$3,391

Net loss	–	–	(1,428)	(1,428)

Balances, September 30, 2025	1,388,579	$3,819	$(2,946)	$1,963

See notes to the unaudited financial statements.

CONECTISYS CORPORATION

UNAUDITED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(2,946)	$3,992
Adjustments to reconcile net (loss) to cash (used in) operating activities:
Change in operating assets and liabilities
Accounts payable	–	(14,056)
Advances from officer	1,090	10,064
Net cash used in operating activities	(1,856)	–

CASH FLOWS FROM INVESTING ACTIVITIES	–	–

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of 100,000 common shares	8,819	–
Net cash provided by financing activities	8,819	–

CHANGES IN CASH	6,963	–

CASH AND CASH EQUIVALENT, beginning of period	–	–

CASH AND CASH EQUIVALENT, end of period	$6,963	$–

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income tax	$–	$–
Cash paid for interest	$–	$–

See notes to the unaudited financial statements

Conectisys Corporation

Notes to Unaudited Financial Statements

September 30, 2025

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

Subsequent events

The Company evaluated subsequent events and transactions after September 30, 2025, through the date that these unaudited financial statements are available to be issued. There are no material subsequent events that required recognition or additional disclosure in the financial statements.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On March 31, 2025, our sole director and officer agreed to purchase 100,000 common shares for $8,819 cash.

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

As of October 31, 2025, there are 1,388,579 shares of our common stock issued and outstanding.

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

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the quarter ended September 30, 2025, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

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

Date: November 6, 2025

Conectisys Corporation	/s/ Danilo Cacciamatta
(Registrant)	Danilo Cacciamatta
(Chief Executive Officer)

