Form 10-K
period 2025-12-31
CONECTISYS CORP
filed 2026-02-19
CIK 790273

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2025

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

As of February 17, 2026, there were 1,388,289 shares of the registrant’s common stock outstanding.

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

The selection of a business opportunity in which to participate is complex and risky. Additionally, we have only limited resources and may find it difficult to locate good opportunities. There can be no assurance that we will be able to identify and acquire any business opportunity which will ultimately prove to be beneficial to us and our shareholders. We will select any potential business opportunity based on our management’s best business judgment.

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

The Board of Directors and a majority of the shareholders approved the readjustment.

The conditions that gave rise to nearly all of the Company’s accumulated deficits have not existed for more than fifteen years.

As indicated in the accompanying statement of shareholders’ equity, the quasi reorganization was implemented with the following steps:

a)	The issuance of common shares to the Company’s former legal consultant and to its sole officer, in satisfaction of amounts owed to them;
b)	The revaluation of balance sheet liabilities;
c)	The issuance of common shares to the Company’s officer for cash at the same value evidenced by the issuance is a) above;
d)	The above steps resulted in a positive shareholders’ equity after the elimination of the entire balance of historical deficits.

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

OUR SOLE DIRECTOR MAY HAVE CONFLICTS OF INTEREST, WHICH MAY NOT BE RESOLVED FAVORABLY TO US

Certain conflicts of interest may exist between our sole director and us. Our sole director has other business interests to which he devotes his attention, and may be expected to continue to do so, although management time should be devoted to our business. As a result, conflicts of interest may arise that can be resolved only through exercise of such judgment as is consistent with fiduciary duties to us. See “Directors and Executive Officers” and “Conflicts of Interest,” below.

WE MAY DEPEND UPON OUTSIDE ADVISORS, WHO MAY NOT BE AVAILABLE ON REASONABLE TERMS AND AS NEEDED

To supplement the business experience of our officer and director, we may be required to employ accountants, technical experts, appraisers, attorneys, or other consultants or advisors. Our Board, without any input from stockholders, will make the selection of any such advisors. Furthermore, it is anticipated that such persons may be engaged on an “as needed” basis without a continuing fiduciary or other obligation to us. In the event we consider it necessary to hire outside advisors, we may elect to hire persons who are affiliates, if they are able to provide the required services.

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

THE REGULATION OF PENNY STOCKS BY SEC AND FINRA MAY HAVE AN EFFECT ON THE TRADABILITY OF OUR SECURITIES

Our securities are currently listed on the OTC Pink Sheets and we plan to have them listed on the OCTQB. Our shares are subject to a Securities and Exchange Commission rule that imposes special sales practice requirements upon broker-dealers who sell such securities to persons other than established customers or accredited investors. For purposes of the rule, the phrase “accredited investors” means, in general terms, institutions with assets in excess of $5,000,000, or individuals having a net worth in excess of $1,000,000 or having an annual income that exceeds $200,000 or, when combined with their spouse’s income, exceeds $300,000.

For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser’s written agreement to the transaction prior to the sale. Consequently, the rule may affect the ability of broker-dealers to sell our securities and also may affect the ability of purchasers in this offering to sell their securities in any market that might develop.

In addition, the Securities and Exchange Commission has adopted a number of rules to regulate “penny stocks.” Such rules include Rules 3a51-1, 15g-1, 15g-2, 15g-3, 15g-4, 15g-5, 15g-6, 15g-7, and 15g-9 under the Securities and Exchange Act of 1934, as amended. Because our securities constitute “penny stocks” within the meaning of the rules, the rules would apply to us and to our securities. The rules may further affect the ability of our shareholders to sell our securities in any market that might develop for them.

Shareholders should be aware that, according to Securities and Exchange Commission, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) “boiler room” practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (iv) excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and (v) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired amount of consequent investor losses. Our management is aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities.

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

OUR COMMON STOCK WILL IN ALL LIKELIHOOD BE THINLY TRADED AND, AS A RESULT, YOU MAY BE UNABLE TO SELL AT OR NEAR ASK PRICES OR AT ALL IF YOU NEED TO LIQUIDATE YOUR SHARES

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

THE COMPANY IS A SHELL COMPANY AND AS SUCH SHAREHOLDERS CANNOT RELY ON THE PROVISIONS OF RULE 144 FOR RESALE OF THEIR SHARES UNTIL CERTAIN CONDITIONS ARE MET

The Company is a shell company as defined under Rule 405 of the Securities Act of 1933 as a registrant that has no or nominal operations and either no or nominal assets, or assets consisting only of cash or cash equivalents and/or other nominal assets. As securities issued by a shell company, the securities issued by the Company can only be resold by filing a registration statement for those shares or utilizing the provisions of Rule 144 once certain conditions are met, as follows: (i) the Company has ceased to be a shell company, (ii) the Company is subject to the reporting requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, (iii) the Company has filed all required reports under the Exchange Act for the preceding 12 months and (iv) one year has elapsed since the Company filed “Form 10” information.

Thus, a shareholder of the Company will not be able to sell its shares until such time as a registration statement for those shares is filed or the Company has ceased to be a shell company either by effecting a business combination or by developmental growth, the Company has remained current on its Exchange Act filings for 12 months and the Company has filed the information as would be required by a “Form 10” filing (e.g. audited financial statements, management information and compensation, shareholder information, etc.)

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

LOSS OF CONTROL BY OUR PRESENT MANAGEMENT AND STOCKHOLDERS MAY OCCUR UPON ISSUANCE OF ADDITIONAL SHARES

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

ITEM 2. PROPERTIES

We do not own or lease any properties.

The Company has no properties and at this time has no agreements to acquire any properties. The Company currently uses an office provided by Mr. Cacciamatta, the Company’s President and CEO. Mr. Cacciamatta has agreed to continue this arrangement until the Company completes an acquisition or merger. We presently do not own any equipment, and do not intend to purchase or lease any equipment prior to or upon completion of a business combination.

ITEM 3. LEGAL PROCEEDINGS

Neither we nor any of our officers, directors, or holders of five percent or more of our Common Stock is a party to any pending legal proceedings and to the best of our knowledge, no such proceedings by or against us or our officers, or directors or holders of five percent or more of our Common Stock have been threatened or is pending against us.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Shares of our Common Stock trade in the pink sheets market and quotations for the Common Stock are listed in the “Pink Sheets” produced by the OTC Markets under the symbol “CONC”. The trading volume is very limited. The last reported trade by OTC Markets was on December 31, 2024, at $1.00/share.

Record Holders.

There were approximately 63 holders of record as of February 17, 2026. In many instances, a registered stockholder is a broker or other entity holding shares in street name for one or more customers who beneficially own the shares.

Transfer Agent

Our transfer agent is Legacy Stock Transfer, Inc., 16801 Addison Road, Suite 247 Addison, Texas 75001. Their telephone number is (972) 612-4120.

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

Shares of Common Stock

Stock Issuances

On March 31, 2025, our sole director and officer purchased 200,000 common shares for $8,819 cash concurrently with the Company’s quasi-reorganization.

Description of Common Stock

We are authorized to issue 250,000,000 shares of our Common Stock, no par value (the “Common Stock”). Each share of the Common Stock is entitled to share equally with each other share of Common Stock in dividends from sources legally available therefore, when, and if, declared by our board of directors and, upon our liquidation or dissolution, whether voluntary or involuntary, to share equally in the assets of the Company that are available for distribution to the holders of the Common Stock. Each holder of Common Stock is entitled to one vote per share for all purposes, except that in the election of directors, each holder shall have the right to vote such number of shares for as many persons as there are directors to be elected. Cumulative voting shall not be allowed in the election of directors or for any other purpose, and the holders of Common Stock have no preemptive rights, redemption rights or rights of conversion with respect to the Common Stock. Our board of directors is authorized to issue additional shares of our Common Stock within the limits authorized by our Articles of Incorporation and without stockholder action. All shares of Common Stock have equal voting rights, and voting rights are not cumulative.

A total of 1,388,289 shares of common stock are issued and outstanding.

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

ITEM 9B. OTHER INFORMATION

During the quarter ended December 31, 2025, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JUSRISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth the name, age, and position with us for our sole director and officer as of September 30, 2022:

Name	Age	Position	Since
Danilo Cacciamatta	80	Director, Chief Executive Officer and Chief Financial Officer	August, 2020

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

Executive compensation during the two fiscal years ended December 31, 2025, was as follows:

NAME AND PRINCIPAL POSITION	SALARY	BONUS	STOCK AWARDS	OPTIONS AWARDS ($)	NONQUALIFIED DEFERRED COMPENSATION ($)	ALL OTHER COMPENSATION	TOTAL
Danilo Cacciamatta, Director, President, Chief Executive Officer, Chief Financial Officer	–	–	–	–	–	–	–

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of February 17, 2026, the number and percentage of the outstanding shares of Common Stock, which, according to the information available to us, were beneficially owned by:

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

Name and Address of Beneficial Owner	Number of Common Shares	Percent of Class
Danilo Cacciamatta, sole officer, and director (1)	1,136,480	81.86%
All executive officers, beneficial owners, and directors as a group	1,136,480	81.86%

(1)	c/o 14308 S. Goss Rd, Cheney, WA 9904

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Mr. Cacciamatta, our sole director and officer, provides office space to the Company. There are no other related party transactions.

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

ITEM 16. FORM 10-K SUMMARY

None.

CONECTISYS CORPORATION

F-1

CONECTISYS CORPORATION

UNAUDITED BALANCE SHEETS

	December 31, 2025	December 31, 2024

ASSETS

Current assets
Cash and cash equivalents	$–	$–
Total current assets	–	–

Property and equipment, net	–	–

Total assets	$–	$–

LIABILITIES AND DEFICIT

Current liabilities
Accounts payable and accrued expenses	$–	$53,995
Accrued management fee	287	–
Total current liabilities	287	53,995

Total liabilities	287	53,995

Commitments and contingencies	–	–

Stockholders’ deficit
Preferred stock - Class A, $1.00 par value; 1,000,000 shares authorized, none issued and outstanding	–	–
Convertible preferred stock - Class B, $1.00 par value; 1,000,000 shares authorized, none issued and outstanding	–	–
Preferred stock - undesignated; 48,000,000 shares authorized, none issued and outstanding	–	–
Common stock - no par value; 250,000,000 shares authorized, 888,579 shares issued and outstanding pre - March 31, 2025, quasi-reorganization and 1,388,289 post	3,819	32,246,441
(Accumulated deficit)	(4,106)	(32,300,436)
Accumulated other comprehensive income (loss)	–	–
Total deficit	(287)	(53,995)

Total liabilities and deficit	$–	$–

See notes to unaudited financial statements.

F-2

CONECTISYS CORPORATION

UNAUDITED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS)

	For the Years Ended December 31,
	2025	2024

REVENUE	$–	$–

COST OF REVENUE	–	–

GROSS PROFIT	–	–

OPERATING EXPENSES
General and administrative	5,196	6,600
Total operating expenses	5,196	6,600

(LOSS) FROM OPERATIONS	(5,196)	(6,600)

(LOSS) BEFORE INCOME TAXES	(5,196)	(6,600)

PROVISION FOR INCOME TAXES	–	–

NET (LOSS)	(5,196)	(6,600)

OTHER COMPREHENSIVE INCOME (LOSS)	–	–

COMPREHENSIVE INCOME (LOSS)	$(5,196)	$(6,600)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
Basic and diluted	1,263,000	888,000

(LOSS) PER SHARE
Basic and diluted	$(0.00)	$(0.01)

See notes to unaudited financial statements.

F-3

CONECTISYS CORPORATION

UNAUDITED STATEMENT OF CHANGES IN DEFICIT

	Common Stock		Accumulated
	Shares	Amount	Deficit	Total

Balances, December 31, 2024	888,579	$32,246,441	$(32,300,436)	$(53,995)

March 31, 2025, Quasi-Reorganization:

Common shares issued in satisfaction of amounts owed to:

Former legal consultant	200,000	17,638	–	17,638

Sole officer	200,000	17,638	–	17,638

Readjustments to reflect liabilities at their fair value	–	–	14,809	14,809

Shares issued to officer for cash	100,000	8,819	–	8,819

Elimination of accumulated deficit for “fresh start”	–	(32,286,717)	32,286,717	–

Shares abandoned under states’ escheatment policies	(290)	–	–	–

Net loss	–	–	(5,196)	(5,196)

Balances, December 31, 2025	1,388,289	$3,819	$(4,106)	$(287)

See notes to unaudited financial statements.

F-4

CONECTISYS CORPORATION

UNAUDITED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2025	2024

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(5,196)	$(4,289)
Adjustments to reconcile net (loss) to cash (used in) operating activities:
Change in operating assets and liabilities
Accounts payable and accrued expenses	(3,910)	4,289
Management fee payable to officer	287	–
Net cash used in operating activities	(8,819)	–

CASH FLOWS FROM INVESTING ACTIVITIES	–	–

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of 100,000 shares	8,819	–

CHANGES IN CASH	–	–

CASH AND CASH EQUIVALENT, beginning of year	–	–

CASH AND CASH EQUIVALENT, end of year	$–	$–

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income tax	$–	$–
Cash paid for interest	$–	$–

See notes to unaudited financial statements.

F-5

Conectisys Corporation

Notes to Unaudited Financial Statements

December 31, 2025

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

F-6

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

Note 3 – Equity

The total number of authorized shares of capital stock, as amended, is currently 300,000,000, consisting of 250,000,000 common shares, no par value, and 50,000,000 shares of preferred stock. The number of post-split common shares outstanding is 888,579, of which 836,480 are owned by our sole director and officer. Of the 50,000,000 shares of preferred stock, 1,000,000 shares are designated Class A, $1.00 par value per share, with each share having voting rights equal to 100 common shares. In addition, 1,000,000 shares are designated Class B, $1.00 par value per share, with each share convertible into 10 common shares. The remaining 48,000,000 preferred shares authorized are undesignated. None of the preferred shares are issued and outstanding.

Note 4 - Quasi-Reorganization

On March 31, 2025, the Company implemented a quasi-reorganization to eliminate its accumulated deficits and reflect fresh-start accounting, in accordance with ASC 852-20.

The Board of Directors and a majority of the shareholders approved the readjustment.

The conditions that gave rise to nearly all of the Company’s accumulated deficits have not existed for more than fifteen years.

As indicated in the accompanying statement of shareholders’ equity, the quasi reorganization was implemented with the following steps:

a)	The issuance of common shares to the Company’s former legal consultant and to its sole officer, in satisfaction of amounts owed to them;
b)	The revaluation of balance sheet liabilities;
c)	The issuance of common shares to the Company’s officer for cash at the same value evidenced by the issuances is a) above;
d)	The above steps resulted in a positive shareholders’ equity after the elimination of the entire balance of historical deficits.

F-7

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONECTISYS CORPORATION

By:	/s/ Danilo Cacciamatta
Danilo Cacciamatta Chief Executive Officer Principal Accounting Officer

Date: February 19, 2026