Form 10-Q
period 2026-03-31
CONECTISYS CORP
filed 2026-05-06
CIK 790273

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 1, 2026, there are 1,388,289 shares of common stock issued and outstanding.

Conectisys Corporation

Part I - Financial Information

Item 1. Unaudited Financial Statements

CONECTISYS CORPORATION

UNAUDITED BALANCE SHEETS

	March 31, 2026	December 31, 2025
ASSETS
Current assets
Cash and cash equivalents	$–	$–
Total current assets	–	–

Property and equipment, net	–	–

TOTAL ASSETS	$–	$–

LIABILITIES AND DEFICIT
Current liabilities
Accounts payable	$–	$–
Advances from officer	2,537	287
Total current liabilities	2,537	287

Total liabilities	2,537	287

Commitments and contingencies	–	–

Stockholders' deficit post-quasi-reorganization effected on March 31, 2025
Preferred stock	–	–
Common stock - no par value; 250,000,000 shares authorized, 1,388,289 shares issued and outstanding	3,819	3,819
(Accumulated deficit)	(6,356)	(4,106)
Total stockholders’ (deficit)	(2,537)	(287)

TOTAL LIABILITIES AND DEFICIT	$–	$–

See notes to the unaudited financial statements.

3

CONECTISYS CORPORATION

UNAUDITED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31,
	2026	2025
REVENUE	$–	$–

COST OF REVENUE	–	–

GROSS PROFIT (LOSS)	–	–

GENERAL AND ADMINISTRATIVE EXPENSES	2,250	1,090

NET (LOSS)	$(2,250)	$(1,090)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
Basic and Diluted	1,388,289	1,388,579

(LOSS) PER SHARE
Basic and Diluted	$(0.00)	$(0.00)

See notes to the unaudited financial statements.

CONECTISYS CORPORATION

UNAUDITED STATEMENT OF CHANGES IN EQUITY/(DEFICIT)

	Common Stock		Accumulated
	Shares	Amount	Deficit	Total
Balances, December 31, 2024, pre-quasi-reorganization	888,579	$32,246,441	$(32,300,436)	$(53,995)

Net loss for the quarter ended March 31, 2025	–	–	(1,090)	(1,090)
Balances, March 31, 2025, pre-quasi-reorganization	888,579	$32,246,441	$(32,301,526)	$(55,085)

Quasi-reorganization effected on March 31, 2025:
Common shares issued in satisfaction of amounts owed to:

Former legal consultant	200,000	17,638	–	17,638

Officer	200,000	17,638	–	17,638

Readjustments to reflect liabilities at their fair value	–	–	14,809	14,809

Shares issued to officer for cash @ $.08819/share	100,000	8,819	–	8,819

Elimination of accumulated deficit for “fresh start”	–	(32,286,717)	32,286,717	–

Net loss for the quarter ended June 30, 2025	–	–	(428)	(428)

Balances, June 30, 2025, post-quasi-reorganization	1,388,579	$3,819	$(428)	$3,391

Net loss	–	–	(1,428)	(1,428)

Balances, September 30, 2025	1,388,579	$3,819	$(1,856)	$1,963

Shares abandoned under states’ escheatment policies	(290)	–	–	–

Net loss	–	–	(2,250)	(2,250)

Balances, December 31, 2025	1,388,289	$3,819	$(4,106)	$(287)

Net loss	–	–	(2,250)	(2,250)

Balances, March 31, 2026	1,388,289	$3,819	$(6,356)	$(2,537)

See notes to the unaudited financial statements.

CONECTISYS CORPORATION

UNAUDITED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(2,250)	$(1,090)
Adjustments to reconcile net (loss) to cash (used in) operating activities:
Change in operating assets and liabilities	–	–
Accounts payable	–	–
Advances from officer	2,250	1,090
Net cash used in operating activities	–	–

CASH FLOWS FROM INVESTING ACTIVITIES	–	–

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of 100,000 common shares	–	–
Net cash provided by financing activities	–	–

CHANGES IN CASH	–	–

CASH AND CASH EQUIVALENT, beginning of period	–	–

CASH AND CASH EQUIVALENT, end of period	$–	$–

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income tax	$–	$–
Cash paid for interest	$–	$–

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

Segment Reporting

The Company has one operating and reportable segment at this time.

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

As of May 1, 2026, there are 1,388,289 shares of our common stock issued and outstanding.

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

Date: May 6, 2026

Conectisys Corporation	/s/ Danilo Cacciamatta
(Registrant)	Danilo Cacciamatta
(Chief Executive Officer)

