Form 10-Q
period 2026-06-30
CONECTISYS CORP
filed 2026-07-21
CIK 790273

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of July 1, 2026, there are 1,388,289 shares of common stock issued and outstanding.

Conectisys Corporation

Part I - Financial Information

Item 1. Unaudited Financial Statements

CONECTISYS CORPORATION

UNAUDITED BALANCE SHEETS

	June 30, 2026	December 31, 2025
ASSETS
Current assets
Cash and cash equivalents	$–	$–
Total current assets	–	–

Property and equipment, net	–	–

TOTAL ASSETS	$–	$–

LIABILITIES AND DEFICIT
Current liabilities
Accounts payable	$–	$–
Advances from officer	4,787	287
Total current liabilities	4,787	287

Total liabilities	4,787	287

Commitments and contingencies	–	–

Stockholders' deficit post-quasi-reorganization effected on March 31, 2025
Preferred stock	–	–
Common stock - no par value; 250,000,000 shares authorized, 1,388,289 shares issued and outstanding	3,819	3,819
(Accumulated deficit)	(8,606)	(4,106)
Total stockholders’ (deficit)	(4,787)	(287)

TOTAL LIABILITIES AND DEFICIT	$–	$–

See notes to the unaudited financial statements.

CONECTISYS CORPORATION

UNAUDITED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
REVENUE	$–	$–	$–	$–

COST OF REVENUE	–	–	–	–

GROSS PROFIT (LOSS)	–	–	–	–

GENERAL AND ADMINISTRATIVE EXPENSES	2,250	428	4,500	1,518

NET (LOSS)	$(2,250)	$(428)	$(4,500)	$(1,518)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
Basic	1,388,289	1,388,579	1,138,289	1,138,579
Diluted	1,388,289	1,388,579	1,138,289	1,138,579

(LOSS) PER SHARE
Basic	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Diluted	$(0.00)	(0.00)	(0.00)	(0.00)

See notes to the unaudited financial statements.

CONECTISYS CORPORATION

UNAUDITED STATEMENT OF CHANGES IN EQUITY/(DEFICIT)

	Common Stock		Accumulated
	Shares	Amount	Deficit	Total
Balances, December 31, 2024, pre-quasi-reorganization	888,579	$32,246,441	$(32,300,436)	$(53,995)

Net loss for the quarter ended March 31, 2025	–	–	(1,090)	(1,090)
Balances, March 31, 2025, pre-quasi-reorganization	888,579	$32,246,441	$(32,301,526)	$(55,085)

Quasi-reorganization effected on March 31, 2025:
Common shares issued in satisfaction of amounts owed to:

Former legal consultant	200,000	17,638	–	17,638

Officer	200,000	17,638	–	17,638

Readjustments to reflect liabilities at their fair value	–	–	14,809	14,809

Shares issued to officer for cash @ $.08819/share	100,000	8,819	–	8,819

Elimination of accumulated deficit for “fresh start”	–	(32,286,717)	32,286,717	–

Net loss for the quarter ended June 30, 2025	–	–	(428)	(428)

Balances, June 30, 2025, post-quasi-reorganization	1,388,579	$3,819	$(428)	$3,391

Net loss	–	–	(1,428)	(1,428)

Balances, September 30, 2025	1,388,579	$3,819	$(1,856)	$1,963

Shares abandoned under states’ escheatment policies	(290)	–	–	–

Net loss	–	–	(2,250)	(2,250)

Balances, December 31, 2025	1,388,289	$3,819	$(4,106)	$(287)

Net loss	–	–	(4,500)	(4,500)

Balances, June 30, 2026	1,388,289	$3,819	$(8,606)	$(4,787)

See notes to the unaudited financial statements.

CONECTISYS CORPORATION

UNAUDITED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(4,500)	$(1,518)
Adjustments to reconcile net (loss) to cash (used in) operating activities:
Change in operating assets and liabilities	–	–
Accounts payable	–	–
Advances from officer	4,500	1,090
Net cash used in operating activities	–	(428)

CASH FLOWS FROM INVESTING ACTIVITIES	–	–

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of 100,000 common shares	–	8,819
Net cash provided by financing activities	–	8,819

CHANGES IN CASH	–	8,391

CASH AND CASH EQUIVALENTS, beginning of period	–	–

CASH AND CASH EQUIVALENTS, end of period	$–	$8,391

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income tax	$–	$–
Cash paid for interest	$–	$–

See notes to the unaudited financial statements

Conectisys Corporation

Notes to Unaudited Financial Statements

June 30, 2026

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

As of July 1, 2026, there are 1,388,289 shares of our common stock issued and outstanding.

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

Date: July 21, 2026

Conectisys Corporation	/s/ Danilo Cacciamatta
(Registrant)	Danilo Cacciamatta
(Chief Executive Officer)

