Form 10-Q
period 2026-09-30
CONECTISYS CORP
filed 2026-10-29
CIK 790273

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of October 21, 2026, there are 1,388,289 shares of common stock issued and outstanding.

Conectisys Corporation

Part I - Financial Information

Item 1. Unaudited Financial Statements

CONECTISYS CORPORATION

UNAUDITED BALANCE SHEETS

	September 30, 2026	December 31, 2025
ASSETS
Current assets
Cash and cash equivalents	$–	$–
Total current assets	–	–

Property and equipment, net	–	–

TOTAL ASSETS	$–	$–

LIABILITIES AND DEFICIT
Current liabilities
Accounts payable	$–	$–
Management fee due to officer	7,037	287
Total current liabilities	7,037	287

Total liabilities	7,037	287

Commitments and contingencies	–	–

Stockholders’ deficit post-quasi-reorganization effected on March 31, 2025
Preferred stock	–	–
Common stock - no par value; 250,000,000 shares authorized, 1,388,289 shares issued and outstanding	3,819	3,819
(Accumulated deficit)	(10,856)	(4,106)
Total stockholders’ (deficit)	(7,037)	(287)

TOTAL LIABILITIES AND DEFICIT	$–	$–

See notes to the unaudited financial statements.

CONECTISYS CORPORATION

UNAUDITED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
REVENUE	$–	$–	$–	$–

COST OF REVENUE	–	–	–	–

GROSS PROFIT (LOSS)	–	–	–	–

GENERAL AND ADMINISTRATIVE EXPENSES	2,250	1,428	6,750	2,946

NET (LOSS)	$(2,250)	$(1,428)	$(6,750)	$(2,946)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
Basic	1,388,289	1,388,289	1,388,289	1,221,719
Diluted	1,388,289	1,388,289	1,388,289	1,221,719

(LOSS) PER SHARE
Basic	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Diluted	$(0.00)	(0.00)	(0.00)	(0.00)

See notes to the unaudited financial statements.

CONECTISYS CORPORATION

UNAUDITED STATEMENT OF CHANGES IN EQUITY/(DEFICIT)

	Common Stock		Accumulated
	Shares	Amount	Deficit	Total
Balances, December 31, 2024, pre-quasi-reorganization	888,579	$32,246,441	$(32,300,436)	$(53,995)

Net loss for the quarter ended March 31, 2025	–	–	(1,090)	(1,090)
Balances, March 31, 2025, pre-quasi-reorganization	888,579	$32,246,441	$(32,301,526)	$(55,085)

Quasi-reorganization effected on March 31, 2025:
Common shares issued in satisfaction of amounts owed to:

Former legal consultant	200,000	17,638	–	17,638

Officer	200,000	17,638	–	17,638

Readjustments to reflect liabilities at their fair value	–	–	14,809	14,809

Shares issued to officer for cash @ $.08819/share	100,000	8,819	–	8,819

Elimination of accumulated deficit for “fresh start”	–	(32,286,717)	32,286,717	–

Balances, March 31, 2025, post-quasi-reorganization	1,388,579	$3,819		$3,819

Shares abandoned under states’ escheatment policies	(290)	–	–	–

Net loss	–	–	(4,106)	(4,106)

Balances, December 31, 2025	1,388,289	$3,819	$(4,106)	$(287)

Net loss	–	–	(6,750)	(6,750)

Balances, September 30, 2026	1,388,289	$3,819	$(10,856)	$(7,037)

See notes to the unaudited financial statements.

CONECTISYS CORPORATION

UNAUDITED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(6,750)	$(2,946)
Adjustments to reconcile net (loss) to operating activities:
Change in operating assets and liabilities	–	–
Accounts payable	–	–
Management fee due to officer	6,750	–
Advances from officer	–	1,090
Net cash used in operating activities	–	(1,856)

CASH FLOWS FROM INVESTING ACTIVITIES	–	–

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of 100,000 common shares	–	8,819
Net cash provided by financing activities	–	8,819

CHANGES IN CASH	–	6,963

CASH AND CASH EQUIVALENTS, beginning of period	–	–

CASH AND CASH EQUIVALENTS, end of period	$–	$6,963

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income tax	$–	$–
Cash paid for interest	$–	$–

See notes to the unaudited financial statements

Conectisys Corporation

Notes to Unaudited Financial Statements

September 30, 2026

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

Subsequent events

The Company evaluated subsequent events and transactions after September 30, 2026, through the date that these unaudited financial statements are available to be issued. There are no material subsequent events that required recognition or additional disclosure in the financial statements.

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

To the extent that the Company’s capital resources are insufficient to meet current or planned operating requirements, the Company will seek additional funds through equity or debt financing, collaborative or other arrangements with corporate partners, licensees or others, and from other sources, which may have the effect of diluting the holdings of existing shareholders. The Company has no current arrangements with respect to, or sources of, such additional financing and the Company does not anticipate that existing shareholders will provide any portion of the Company’s future financing requirements.

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

As of October 21, 2026, there are 1,388,289 shares of our common stock issued and outstanding.

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

Date: October 29, 2026

Conectisys Corporation	/s/ Danilo Cacciamatta
(Registrant)	Danilo Cacciamatta
(Chief Executive Officer)

